Form 10QSB
period 2007-11-30
Mantra Venture Group Ltd.
filed 2008-01-22
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333-146802

Mantra Venture Group Ltd.
(Name of Small Business Issuer in its charter)

Nevada (state or other jurisdiction of incorporation or organization)	None (I.R.S. Employer I.D. No.)

1205 – 207 West Hastings Street
Vancouver, British Columbia, Canada V6B 1H7
(Address of principal executive offices)

(604) 609 2898
Issuer’s telephone number

Former name, former address, and former fiscal year, if changed since last report

     Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 17, 2008, the registrant had 20,369,328 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

When we refer to Mantra, we, our or us, we are referring to Mantra Venture Group Ltd.

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements

Mantra Venture Group Ltd. (A Development Stage Company) (Unaudited)

Financial Statement Index

Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Cash Flows	F–4
Consolidated Statement of Stockholders’ Equity	F–5
Notes to the Consolidated Financial Statements	F–6

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
As of May 31, 2007, August 31 and November 30,
2007
(Expressed in US Dollars)
	May 31,	August 31,	Nov. 30,
Assets	2007	2007	2007

Cash, operating account
	$13,982	$180,838	(24,617)
Cash, subscriptions received			210,500
	13,982	180,838	185,883

Taxes receivable	357	6,402	15,199
Security Deposit	932	943	1,010

Total Current Assets	15,271	188,183	202,092

Intangible Assets			37,095

Property and Equipment, net (Note 3)	11,875	29,776	51,595

Total Assets	$27,146	$217,959	$290,782

Liabilities and Stockholders’ Equity

Liabilities

Accounts payable and accrued liabilities	8,794	63,723	18,796
Liability for subscriptions received	-	-	210,500
Due to related parties (Note 4)	13,446	2,562	11,266
Total Liabilities	22,239	66,285	240,562

Commitments and Contingencies (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock:
Authorized: 20,000,000 shares, $0.00001 par value	–
Issued and outstanding: No shares

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 19,675,578 shares	168	190	197

(As at November 30, 2007)
Additional Paid In Capital	35,332	430,350	606,724
Deferred Compensation			79,286
Deficit Accumulated in the Development Stage	(30,594)	(278,866)	(635,987)

Total Stockholders’ Equity	4,906	151,674	50,220

Total Liabilities and Stockholders’ Equity	$27,146	$217,959	$290,782

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd. (A Development Stage Company) Consolidated Statements of Operations (Expressed in US Dollars)

		Unaudited	Unaudited	Unaudited

			September
	January	June 1,	01	January
	22, 2007	2007	2007	22, 2007
		to August	To Nov.
	(Inception)	31,	30,	(Inception)
	to May 31,	2007	2007	to Nov.,
	2007			2007

Revenues	$ -	$ -	$ -	$ -

Expenses

Amortization	1,323	1,600	3,675	6,598
Consulting	2,958	36,497	80,532	119,987
Professional fees	13,554	16,000	18,053	47,607
General & administrative	12,014	187,064	242,877	441,955
Rent	745	7,111	11,984	19,840

Total Expenses	30,594	248,272	357,121	635,987

Net Loss	$(30,594)	$(248,272)	$(357,121)	$(635,987)

Net Loss Per Share – Basic and Diluted	$(0.002)	$(0.013)	$(0.018)	$(0.033)

Weighted Average Shares Outstanding	18,108,000	19,087,760	19,675,578	19,675,578

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

		Unaudited	Unaudited	Unaudited

	(Inception)	June 01,	Sept. 01,	(Inception)
		to August	to Nov.	to Nov.30
	to May 31,	31	30,

	2007	2007	2007	2007
Operating Activities

Net loss
	$(30,594)	$(248,272)	$(357,121)	(635,987)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	1,323	1,600	3,675	6,598
Services for shares	200		25,000	25,200
Deferred compensation			64,191	64,191
Change in operating assets and liabilities:
Accounts receivable	(357)	(6,045)	(8,797)	(15,199)
Prepaid expenses	(932)		(67)	(1,010)
Accounts payable and accrued liabilities	8,794	54,929	(44,927)	18,796
Due to related parties	13,446	(10,884)	8,705	11,267
Net Cash Used In Operating Activities	(8,120)	(208,683)	(309,341)	(526,1444)

Investing Activities	-	-

Purchase of intangible assets			(12,000)	(12,000)
Purchase of property and equipment	(13,198)	(19,501)	(25,494)	(58,193)
Net Cash Used In Investing Activities	(13,198)	(19,501)	(37,494)	(70,193)

Financing Activities

Proceeds from issuance of common stock	35,300	395,040	141,380	571,720
Subscriptions received	-	-	210,500	210,500
Net Cash Provided By Financing Activities	35,300	395,040	351,880	782,220

Increase in Cash	13,982	166,856	5,045	185,883
Cash - Beginning of Period	–	13,982	180,838	0
Cash - End of Period	$13,982	$180,838	$185,883	$185,883

Supplemental Disclosures
Interest paid	none	none	none	none
Income taxes paid	none	none	none	none

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statement of Other Stockholders
(Expressed in US Dollars)
Capital Stock

	Common Stock
				Deficit Accumulated in the
	Shares #	Amount $	Additional Paid-in Capital $	Development Stage	Total $
Balance, January 22,
2007	-	–	–	-	-
Common stock issued for
cash at $0.00001 per
share	15,000,000	150	150	-	300
Common stock issued for
cash at $0.02 per share	1,750,000	18	34,982	-	35,000
Common stock issued for
services at $0.02 per
share	10,000	–	200	-	200
Net loss for the year
ending
May 31, 2007	-	–	–	(30,594)	(30,594)
Balance, May 31, 2007	16,760,000	168	35,332	(30,594)	4,906
Common stock issued for cash at
$0.10 per share	1,246,000	12	124,588	-	124,600
Common stock issued for cash at
$0.25 per share	1,081,760	11	270,429	-	270,440
Net loss for the quarter ending
August 31, 2007	-	-	1	(248,272)	(248,271)
Balance, August 31, 2007	19,087,760	191	430,350	(278,866)	151,675
Common stock issued for cash at
$0.10 per share	500	-	50	-	50
Common stock cancelled	(25,000)	-	-	-	-
Common stock issued for cash at
$0.25 per share	317,318	3	79,327	-	79,330
Common stock issued for services at
$0.25 per share	100,000	1	24,999	-	25,000
Common stock issued for acquisition at
$0.25 per share	40,000	-	10,000	-	10,000
Common stock issued for cash at
$0.40 per share.	155,000	-	-	-	-
Allocation to shares	-	2	31,206	-	31,208
Allocation to warrants	-	-	30,792	-	30,792
Stock based compensation	-	-	79,286	-	79,286
Net loss for the quarter ending
November 30, 2007	-	-	-	(357,121)	(357,121)
Balance, November 30, 2007	19,675,578	197	686,010	(635,987)	50,220

(The accompanying notes are an integral part of these financial statements)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the state of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises,” in the business of developing and providing energy alternatives.

The Company has yet to acquire commercially exploitable energy related technology and has not generated revenues since inception. Management’s plan to continue operations includes raising additional equity capital through private and public offerings of it common stock and to eventually obtain profitable operations

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mantra Energy Alternatives Ltd., incorporated in the state of Nevada on May 22, 2007. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31,

F–6

2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

The fair values of financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

i)	Stock-based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of SFAS No. 123R.

j)	Property and Equipment

Property & equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

k)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset;

F–7

and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No.159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Property and Equipment
				May 31, 2007
			Accumulated	Net carrying
		Cost	depreciation	value
	Automobile	11,938	1,323	10,615
	Office furniture and equipment	1,260	–	1,260
		$13,198	$696	$11,875

The Company’s automobile is depreciated on a straight line basis over its 3 year estimated economic life after deducting an estimated $4,000 salvage value. Office furniture and equipment were acquired at or near the end of the Company’s fiscal year end and no depreciation was recorded for fiscal 2007.

4.	Related Party Balances/Transactions

As at May 31, 2007, the Company is indebted to the President of the Company for $13,446, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

F–8

5.	Common Stock and Preferred Stock

Common Stock

The Company’s authorized common shares have no conversion rights and are not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in any dividends and in any liquidation of the Company. The Company’s common shares do not carry either cumulative voting or preemptive rights.

Preferred Stock

The Company may, without approval from the common shareholders, issue up to 20,000,000 preferred shares, having a $0.00001 par value per share, in any series, rights and preferences as determined by its Sole Director of its Board of Directors. Preferred shares may be issued that have greater voting rights than the subsidiary’s common stock thus diluting the value of any outstanding shares of common stock.

Similarly, the Company’s sole subsidiary at May 31, 2007, Mantra Energy Alternatives Ltd., may, without approval from its common shareholders, issue up to 20,000,000 preferred shares, having a $0.00001 par value per share, in any series, rights and preferences as determined by its Sole Director of its Board of Directors. Preferred shares may be issued that have greater voting rights than the subsidiary’s common stock thus diluting the value of any outstanding shares of common stock.

6.	Commitments

On May 1, 2007, the Company entered into a lease for premises in Vancouver, Canada. Under the terms of the lease, the Company is required to make monthly payments of $773 ($830CDN), plus applicable taxes until September 30, 2007. Thereafter, the monthly payment will increase by approximately 10% annually until September 30, 2009.

Future lease payments for the next five years are as follows:

$
2008	9,878
2009	10,847
2010	3,728
2011	–
2012	–
$ 24,453

7.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward estimated to be approximately $29,500 available to offset taxable income in future years which expires beginning in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

F–9

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

May
31,2007
Net loss before income taxes per financial statements	$30,594
Income tax rate	35%
Income tax recovery	(10,708)
Permanent differences	–
Temporary differences	383
Valuation allowance change	10,325
Provision for income taxes	$ –

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2007, are as follows:

May 31,
2007
Net operating loss carry forward	$29,500
Valuation allowance	(29,500)
Net deferred income tax asset	$ –

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

8.	Subsequent Events

On July 12, 2007, 15,000,000 shares of common stock of 30,000,000 shares originally issued to the Company’s founder, CEO and sole Director were returned to treasury for no consideration and cancelled. The number of shares outstanding at May 31, 2007 reflects this event, reducing the number of shares for the Company’s initial capitalization to 15,000,000 shares of common stock.

Subsequent to May 31, 2007, the Company granted 165,000 shares of its common stock and options to purchase 1,350,000 shares of the Company’s common stock, to various employees and consultants. Each option gives the holder the right to purchase one share of common stock and is exercisable at $0.25, for two years from the date of the grant or vesting. A further 100,000 options to purchase shares of the Company’s common stock, to various employees and consultants, have been granted and is exercisable at $0.40, for two years from the date of the grant. In aggregate 1,450,000 options have been granted.

Subsequent to May 31, 2007, the Company organized several wholly owned subsidiary entities to conduct various aspects of its proposed business subsequent.

F–10

Subsequent to May 31, 2007, the Company sold 3,308,150 shares of its common stock in private placement offerings, raising approximately $742,325.

9.	Interim financial statements (unaudited, as of November 30, 2007)

The consolidated financial statements for August 31 2207 and November 30 2007and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidies (Mantra Energy Alternatives Ltd. Mantra Media Corp., Carbon Commodity Corporation, Climate ESCO Ltd. and Mantra Wind Inc.). All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information. They may not include all information and footnotes required by US GAAP for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.

Subsequent to the end of the second quarter of the current fiscal year the Company has issued additional share capital at a price of $0.40 per share with a detachable, non transferable warrant attached to each share with a price of $0.50.

On December 24, 2007 the Company received clearance from the regulatory authorities to commence public trading of its common stock on the OTC BB. The trading symbol allocated to the Company is MVTG.

The Company has received subscriptions for its stock in cash and as of the quarter end of November 30, 2007 had not issued the stock associated with these subscriptions. The subscriptions in the amount of $210,500 have been recorded as cash and an offset of an equal amount recorded as a current liability; this liability will be extinguished by the issuance of common stock in the Company, at a price of $0.40 per share with one transferable warrant at $0.50 for each share issued, in accordance with the subscription agreements.

Non-Cash Transactions

During the six months ended November 30, 2007:

The Company issued 40,000 common shares and 250,000 stock options pursuant to the acquisition of technology totalling $10,000.00. The technology acquired is for the Electro Reduction of Carbon Dioxide that has a patent application filed.

The Company issued 125,000 common shares and 1,200,000 stock options for services.

The acquisition of intangible assets for shares with a fair market value of $10,000 and options valued at $15,095, have been excluded from The Statement of Operations for the six months ended November 30, 2007, see note below “Stock Options”.

Stock Options

Options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire either two years after grant or vesting or five years after grant, depending on the terms of the grant.

F–11

During the second fiscal quarter of our current fiscal year we granted 1,450,000 options with an exercise price equal to the fair market value of our stock on the date of the grant. The stock options vest over a period of 4 months from grant.

The following table summarizes the activity of the issued stock options.

Shares in thousands	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)
Number of shares under option:
Outstanding at beginning of year	0	-
Granted	1,450	$0.26	29
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,450	$0.26	29
Exercisable at end of the quarter
(November 30, 2007)	1,100	$0.26	29

     The total fair value of the options vested during the quarter ended November 30, 2007 was $79,286. The compensation charge associated with stock options in the amount of $64,191 is included in the Statement of Operations for the six months ended November 30, 2007, the fair value of options associated with asset acquisition of $15,095 has been allocated to the asset.

F–12

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements as at May 31, 2007
(Expressed in US Dollars)
Notes pertaining to the August 31, 2007 and November 30 2007 financial statements are unaudited

9. Interim financial statements (unaudited) (continued)

The fair value of stock-based compensation awards granted during the period under review was estimated using the Black – Scholes option-pricing model with the following assumptions:

Grant	Grant	Expected	Expected	Dividend	Risk	Weighted-
Year	Date	Life	Volatility	Yield	Free	Average
					Interest	Grant Date
					Rate	Fair Value
2007	Sept.01	24	16%	0%	3.92%	$22,877
2007	Oct.05	24 months	16%	0%	4.01%	$14,770
2007	Nov.01	24 months	16%	0%	3.69%	$1,608
2007	Nov.01	60 months	17%	0%	3.93%	$15,095
2007	Nov.05	24 months	16%	0%	3.58%	$16,652
2007	Nov.15	24 months	17%	0%	3.20%	$8,284
						$79,286

Additional information regarding stock options as at November 30, 2007 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date
300,000	$0.25	August 30, 2009
400,000	$0.25	October 04, 2009
50,000	$0.25	October 31, 2009
50,000	$0.40	November 04, 2009
50,000	$0.40	November 14, 2009
350,000	$0.25	December 31, 2009
250,000	$0.25	October 31, 2012
1,450,000

No stock options have expired as of November 30, 2007.

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements as at May 31, 2007
(Expressed in US Dollars)
Notes pertaining to the August 31, 2007 and November 30 2007 financial statements are unaudited

Share Purchase Warrants

     During the six month period ending November 30, 2007, 110,000 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date
103,750	$0.50	November 19, 2009
6,250	$0.50	November 20, 2009
110,000

     The fair value of the share purchase warrants issued during the period ending November 30, 2007, was in the amount of $30,792, which was determined using the Black – Scholes option value model with the following assumptions:

Grant	Grant	Expected	Expected	Dividend	Risk	Weighted-
Year	Date	Life	Volatility	Yield	Free	Average
					Interest	Grant Date
					Rate	Fair Value
2007	Nov.20	24 months	17%	0%	3.1%	$0.26
2007	Nov.21	24 months	17%	0%	2.99%	$0.26

Item 2. Management’s Discussion and Analysis or Plan of Operation

We have never generated any revenues and we have incurred significant operating losses from operations since our inception. We will need additional financing to sustain operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We anticipate that we will continue to incur losses for the next 24 months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company.

Overview

We were incorporated as a Nevada company on January 22, 2007. Our principal office is located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609 2898. Our fiscal year end is May 31. Our website is www.mantraenergy.com. Our common stock is quoted on the OTC Bulletin Board under the symbol “MVTG.OB.”

We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources. We have not yet acquired or developed a commercially exploitable technology. Our mission is to develop and commercialize alternative energy technologies and services to enable sustainable consumption, production and management of resources on residential, commercial and industrial scales.

We have five wholly owned subsidiaries, all of which were incorporated in the State of Nevada: Mantra Energy Alternatives Ltd., Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Media Corp., and Mantra Wind Inc.

Carbon Commodity Corporation

Through our wholly owned subsidiary, Carbon Commodity Corp, we intend to develop an online carbon reduction marketplace where domestic and small business consumers can determine their levels of resource consumption and greenhouse gas production or “Carbon Footprint”, investigate the potential energy savings and carbon reduction which would result from the installation of certified energy saving equipment and technologies, and obtain gifts and other incentives by meeting certain conservation goals through the purchase of products or participation in programs through our online marketplace.

In December 2007, we completed development of the initial interface for our first phase, web-based carbon footprint assessment calculation software, or carbon calculator. The carbon calculator is powered by AMEE, a data-set and software platform provided to us by D::Gen Network Ltd. on a trial basis. The AMEE platform intends to provide a common standard for carbon footprint profiling and measurement. We are using AMEE on a trial basis. On December 14, 2007 we launched the carbon calculator on our website, www.mantraenergy.com. We intend to further test and develop our carbon calculator and to incorporate into a carbon reduction marketplace operated by Carbon Commodity Corp.

Mantra Energy Alternatives Ltd.

Through our subsidiary Mantra Energy Alternatives, we intend to develop a portfolio of technologies related to the production of alternative energy, energy production management, mitigation of greenhouse gas emissions, and other environmental sustainability technology.

On November 2, 2007 we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired all right and title in and to a certain invention for the electro-reduction of carbon dioxide (the “ERC Technology”). as embodied by and described in the following patent cooperation treaty application:

Country	Serial No.	File Date	Status
PCT	PCT/CA2006/001743	10/13/2006	PCT

The ERC technology is further described in the Description of Business contained in our registration statement on Form SB-2 filed on October 18, 2007.

On October 1, 2007, we entered into an agreement with The Governing Council of the University of Toronto to acquire the exclusive right, for a period of 12 months commencing October 1, 2007, to negotiate and obtain an exclusive, worldwide license to exploit an invention known as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems” (the “TPS Processor”). The TPS Processor is described further described in the Description of Business contained in our registration statement on Form SB-2 filed on October 18, 2007.

Climate ESCO Ltd.

Through our wholly-owned subsidiary, Climate ESCO, we intend to provide energy service consulting. We intend to develop innovations that will reduce energy costs for our customers and will stabilize supply, both at the production and consumer levels. We will work closely with any customers we are able to attract to identify opportunities to optimize production processes, reduce energy consumption, reduce operating costs, and to improve internal controls and overall management of energy consumption.

Mantra Media Corp

Through our wholly-owned subsidiary, Mantra Media, we intend to help companies communicate their objectives and sustainability initiatives to their customers and suppliers. Our promotional and marketing services are primarily targeted at small to medium sized businesses in the North American market.

Mantra Wind Inc.

Through our wholly owned subsidiary Mantra Wind, we intend to build small to medium sized wind farm facilities. We intend to use these wind farms first, in order to test emerging wind power generation technologies and second, to equip remote communities or communities whose power structures are under stress with an alternative power supply. Presently, members of our management and Corporate Advisory Board have identified and have entered into discussions with the owners of wind turbine technology. We have also identified several locations to establish wind farm test facilities and intend to enter into negotiations with the owners of those locations.

Results of Operations for the Period From January 22, 2007 (Date of Inception) to November 30, 2007 and for the Three Months Ended November 30, 2007.

Lack of Revenues

We had limited operational history. Since our inception on January 22, 2007 to November 30, 2007, we have never generated any revenues. As of November 30, 2007, we had total assets of $290,782 and total liabilities of $240,562. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

We accumulated total expenses of $635,987 from January 22, 2007 (date of inception) to November 30, 2007, including $6,598 in amortization, $119,987 in consulting fees, $47,607 in professional fees, $19,840 in rent and $441,955 in general and administrative expenses.

For the three months ended November 30, 2007, we incurred total expenses of $357,121, including $3,675 in amortization, $80,532 in consulting fees, $18,053 in professional fees, $11,984 in rent and $242,877 in general and administrative expenses.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees.

Net Loss

Since our inception on January 22, 2007 to November 30, 2007, we have incurred a net loss of ($635,987). For the three months ended November 30, 2007, we incurred net loss of ($357,121).

Plan of Operation

Our corporate strategy for the next 12 months includes the following:

  Acquire alternative energy supply and production technologies and develop and market these technologies;
  Hire consultants to identify and contact companies with carbon dioxide waste streams who may serve as our potential clients and customers;
  Enter into development, licensing or sales agreements with third party manufacturers, distributors and consultants;
  Install our products and use them to create valuable chemicals produced with our technologies;
  Sell our technologies to other companies within exclusive geographic territories;
  Develop our promotional and marketing services through our wholly owned subsidiary Mantra Media;
  Develop our carbon emissions reduction commodity business through our wholly owned subsidiary, Carbon Commodity Corp; and
  Through our wholly-owned subsidiary, Climate ESCO, develop and market services to assist in the identification and integration of sustainable technology solutions.

Carbon Commodity Corp.

It is anticipated that through Carbon Commodity Corp. we will incur the following expenses in developing our online carbon reduction marketplace and acquiring and implementing our carbon calculator over the next 12 months (beginning January 2008).

Description	Target completion date or period	Estimated Expenses ($)
Evaluation and development of a carbon footprint assessment software	March 31, 2008	10,000
Acquisition or licensing of a carbon footprint assessment software platform	May 28, 2008	45,000
Marketing plan	June 15, 2008	10,000
Integrate carbon calculator into carbon marketplace	June 31, 2008	45,000
Legal costs	July 30, 2008	25,000
Research personnel	12 months	200,000
Full launch of the online reduction marketplace	August 31, 2008	500,000
Further development of the carbon calculator and carbon marketplace	September 30, 2008	100,000
Conference attendance	October 31, 2008	30,000
Preliminary marketing and industry exposure	November 30, 2008	50,000
Further marketing and industry exposure	January 15, 2009	120,000
12 month total		1,135,000

Mantra Energy Alternatives

We have completed the acquisition of the ERC Technology. We also hold on option to negotiate the acquisition of the TPS Processor. We plan to develop the ERC Technology and to review the TPS Processor and other technologies for potential acquisition.

TPS Processor

Our anticipated costs and timeline (for the next 12 months) for the TPS Processor are outlined in the table below.

Description	Target completion date or period	Estimated Expenses ($)
Marketing plan	March 31, 2008	15,000
Manufacture of two TPS Processor systems	April 15, 2008	30,000
Research personnel	12 months	130,000
Evaluation of European data	May 15, 2008	30,000
Production engineering	June 30, 2008	100,000
Installation of North American test facility	July 31, 2008	45,000
Conference attendance	August 31, 2008	30,000
Preliminary marketing and industry exposure	October 31, 2008	60,000
Further marketing and industry exposure	January 15, 2009	120,000
12 month total		560,000

ERC Technology

On November 2, 2007, through our wholly owned subsidiary Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired all right and title in and to a certain invention for the electro-reduction of carbon dioxide (the “ERC”) technology, as embodied by and described in the following patent cooperation treaty application:

Country	Serial No.	File Date	Status
PCT	PCT/CA2006/001743	10/13/2006	PCT

Pursuant to the agreement, we agreed to grant to 0798465 BC Ltd. 40,000 restricted common shares in our capital stock at the fair market value of $0.25 per share, and 250,000 options to purchase restricted common shares in our capital stock at a purchase price of $0.25 per share exercisable by October 31, 2012.

The ERC technology is further described in the Description of Business contained in our registration statement on Form SB-2 filed on October 18, 2007. We plan to further develop and test the ERC and to assess its commercial viability over the next 12 months.

We anticipate that we will incur the following expenses over the next 12 months (beginning January 2008):

Description	Target completion date or period	Estimated Expenses ($)
Preliminary market study	March 31, 2008	3,000
Legal costs	12 months	30,000
Equipment costs	12 months	150,000
Research personnel	12 months	100,000
Laboratory testing	June 30, 2008	50,000
Optimization	July 31, 2008	70,000
Conference attendance	August 31, 2008	20,000
Preliminary marketing and industry exposure	October 31, 2008	30,000
Further marketing and industry exposure	January 15, 2009	60,000
12 month total		513,000

Climate ESCO

It is anticipated that through our wholly owned subsidiary Climate ESCO we will incur the following expenses on our energy system design and development services business over the next 12 months (beginning January 2008).

Description	Target completion date or period	Estimated Expenses ($)
Preliminary market study	February 28, 2008	10,000
Development of marketing plan	March 31, 2008	35,000
Legal costs	12 months	10,000
Consulting personnel	12 months	200,000
Conference attendance	April 30, 2008	20,000
Full launch of energy system design and development services	August 31, 2008	160,000
Preliminary marketing and industry exposure	October 31, 2008	30,000
Further marketing and industry exposure	January 15, 2009	60,000
12 month total		525,000

Mantra Media

Through our wholly owned subsidiary Mantra Media, our management expects that we will incur the following expenses on our promotional, media and marketing services business over the next 12 months (beginning January 2008).

Description	Target completion date or period	Estimated Expenses ($)
Preliminary market study	February 28, 2008	10,000
Development of marketing plan	March 31, 2008	25,000
Legal costs	12 months	5,000
Consulting personnel	12 months	50,000
Conference attendance	June 30, 2008	5,000
Full launch of energy system design and development services	August 31, 2008	90,000
Preliminary marketing and industry exposure	October 31, 2008	10,000
Further marketing and industry exposure	January 15, 2009	30,000
12 month total		225,000

Mantra Wind

Through Mantra Wind, we anticipate that we will incur the following expenses on our wind farm business over the next 12 months (beginning January 2008).

Description	Target completion date or period	Estimated Expenses ($)
Evaluation of wind turbine technology	January 31, 2008	10,000
Acquisition of wind turbine technology	February 28, 2008	40,000
Preliminary marketing study	March 31, 2008	20,000
Legal costs	12 months	20,000
Equipment costs	12 months	150,000
Research personnel	12 months	100,000
Laboratory testing	May31, 2008	50,000
Preliminary development of wind farms	August 31, 2008	170,000
Conference attendance	September 30, 2008	20,000
Preliminary marketing and industry exposure	October 31, 2008	10,000
Further marketing and industry exposure	January 15, 2009	30,000
12 month total		620,000

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stage phase and have generated no revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to the usual risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We intend to acquire technologies, products and services by payment of cash or our equity securities or by purchasing a company. Also, we plan to enter into joint ventures, partnerships or strategic acquisition for the development and commercialization of our technologies. Even though we plan to raise capital by equity or debt financing, we believe that debt financing may not be a viable alternative as we do not have tangible assets upon which to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged as yet and we cannot provide investors with any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our operation and exploration activities. In the absence of such financing, we will not be able to purchase technologies, or to carry out a carbon reduction marketplace business. Even if we are successful in obtaining equity financing to fund our operation and exploration, there is no assurance that we will obtain the funding necessary to pursue any advanced expansion of our proposed business plan. If we do not continue to obtain additional financing, we will be forced to abandon our properties, our plan of operation and the expansion of our business.

We may consider entering into joint venture, partnership or other strategic alliances to provide the required funding to fully carry out our business plan. If we enter into a joint venture, partnership, or other strategic alliances, we would likely have to assign a percentage of our interest in the business to the partner. The assignment of the interest would be conditional upon contribution by the partner of sufficient capital to enable us to proceed fully with our business plans and any future expansion of the business. We currently do not have any commitments or agreements regarding partnership, joint ventures or other strategic alliances. Our management is also unable to predict whether or when any strategic transactions will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. Partnership, joint ventures or other strategic transactions may present financial, managerial and operational challenges. Any failure to integrate new businesses or manage any new alliances successfully could adversely affect our business and financial performance.

Liquidity and Capital Resources

At November 30, 2007 we had cash of $185,883 in our bank accounts. At November 30, 2007, we had a working capital deficit of ($38,470). Our accumulated deficit was ($635,987) as at November 30, 2007. We are solely dependent on the funds raised through our equity or debt financing. Our net loss of ($635,987) from January 22, 2007 (date of inception) to November 30, 2007 was funded by our equity financing. Since January 22, 2007 (date of inception) to November 30, 2007, we raised $782,220 in cash from the sale of our securities.

Date of issuance	Type of security issued	Number of securities issued	Price per security ($)	Total funds received ($)
January 2007	Common Shares	15,000,000 (1)	0.00001	300
May 2007	Common Shares	1,750,000	0.02	35,000
July 2007	Common Shares	1,221,500	0.10	122,150
August 2007	Common Shares	1,102,000	0.25	275,500
September 2007	Common Shares	37,878	0.25	9,470
October 2007	Common Shares	259,200	0.25	64,800
November 2007	Units	155,000 (2)	0.40	62,000
December 2007	Units	568,750 (3)		227,500
Total Common Shares		20,094,328		797,720

(1) On January 23, 2007, we issued 30,000,000 shares of our common stock to 0770987 BC Ltd., a company controlled by Larry Kristof, our President, CEO, CFO and director at $0.00001 per share for cash proceeds of $300. On July 12, 2007, 15,000,000 of the shares of our common stock issued to 0770987 BC Ltd. were cancelled.

(2) In November 2007 we issued eight non US investors and one US investor an aggregate of 155,000 units at $0.40 per unit for cash proceeds of $62,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants.

(3) In December 2007 we issued 14 non US investors and one US investor an aggregate of 568,750 units at $0.40 per unit for cash proceeds of $227,500. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants.

From January 22, 2007 (Date of Inception) to November 30, 2007 we used net cash of $70,193 in investing activities and we used net cash of $526,144 in operating activities. During that period, we received net cash of $782,220 from financing activities. For the three months ended November 30, 2007, we used net cash of $37,494 in investing activities and we used net cash of $309,341 in operating activities. We also received net cash of $351,880 from financing activities. The increase in cash for the three months ended November 30, 2007 was $5,045 due to the sale of our common stock. For the three months ended November 30, 2007, our monthly cash requirement was approximately $115,611 in operating and investing activities. As of November 30, 2007, we had cash of $185,883, which will only cover one month of expenses according to our current monthly burn rate.We expect to require approximately $3,578,000 in financing to acquire and develop technologies and launch the online carbon reduction marketplace over the next 12 months (beginning January 2008), as follows:

Description	Estimated expenses ($)
Completion, full launch and development of an online carbon reduction marketplace	1,135,000
Development and marketing of TPS Processor	560,000
Development and marketing of ERC Technology	513,000
Development of the end-to-end energy services business	525,000
Development of the promotional and marketing service business	225,000
Preliminary development of Wind Farms	620,000
Total	3,578,000

Our other planned operational expenses for the next twelve months (beginning January 2008) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Attendance at Carbon Forum	February 28, 2008	6,000
Attendance at Fuel Cell Forum	March 31, 2008	7,000
Completion of road shows	January 31, 2008	26,000
Management and consulting fees (including expenses of the proposed Scientific Advisory Board)	12 months	430,000
Raise additional private or public equity (legal, accounting and marketing fees)	September 30, 2008	176,000
General and Administrative Expenses	12 months	115,000
Total		760,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. Of the $4,338,000 that we need for the next 12 months, we had $185,883 in cash as of November 30, 2007. In order to fully carry out our business plan, we need additional financing of approximately $4,152,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our company and our subsidiaries and we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the critical accounting policies and methods used by us.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

We have adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. We did not issue any stock options since our inception to May 31, 2007. Accordingly, there was no effect on our reported loss from operations, cash flows or loss per share as a result of SFAS No. 123R. As of January 7, 2008, we issued 1,150,000 stock purchase options to our consultants for their consulting services.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 17, 2008. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings which involve Mantra or any of its properties or subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2007 to December 31, 2007, we made the following sales of unregistered securities:

  On September 1, 2007 we issued options to purchase up to 650,000 common shares to several consultants. The 250,000 options vested on September 1, 2007 and will be exercisable at $0.25 per share until September 1, 2009 or upon the termination of consulting agreements, whatever occurs earlier. The 400,000 options vested on January 1, 2008 and will be exercisable at $0.25 per share until January 1, 2010 or upon the termination of consulting agreements, whatever occurs earlier. These options were issued without a prospectus pursuant to Regulation S of the Securities Act.
  On September 6, 2007, we issued 37,878 shares of our common stock to one non US investor at $0.25 per share for cash proceeds of $9,470. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.
  On September 27, 2007, we issued four consultants a total of 100,000 common shares with a fair market value of $0.25 per share for their consulting services. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.
  In October 2007 we issued 259,200 shares of our common stock to seven non US investors at $0.25 per share for cash proceeds of $64,800. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

  On October 5, 2007, we issued five consultants options to purchase up to 250,000 common shares, exercisable at $0.25 per share until October 5, 2009 or upon the termination of the consulting agreements, whatever occurs earlier. These shares and options were issued without a prospectus pursuant to Regulation S of the Securities Act.
  On November 2, 2007 we issued 0798465 BC Ltd. 40,000 common shares and options to purchase up to 250,000 according to a technology assignment agreement. The options will be exercisable at $0.25 per share until October 31, 2012 or upon the rescission of the technology assignment agreement, whatever occurs earlier. These options and stock were issued without a prospectus pursuant to Regulation S of the Securities Act.
  In November 2007 we issued an aggregate of 250,000 stock purchase options to four consultants. The options to purchase 150,000 shares of our common stock will be exercisable at $0.25 per share until November 1, 2009 or f. The options to purchase up to 50,000 common shares will be exercisable at $0.40 per share until November 5, 2009 or f. The options to purchase up to 50,000 common shares will be exercisable at $0.40 per share until November 15, 2009 or f. These options were issued without a prospectus pursuant to Regulation S of the Securities Act.
  In November 2007 we issued eight non US investors and one US investor an aggregate of 155,000 units at $0.40 per unit for cash proceeds of $62,000.
  Each unit consists of one common share and one warrant to purchase onecommon share at $0.50 per share for two years from the date of issuance ofthe warrants. These units were issued without a prospectus pursuant toRegulation S and Section 4(2) of the Securities Act.
  In December 2007 we issued 14 non US investors and one US investor an aggregate of 568,750 units at $0.40 per unit for cash proceeds of $227,500.
  Each unit consists of one common share and one warrant to purchase onecommon share at $0.50 per share for two years from the date of issuance ofthe warrants.
  On December 13, 2007, we issued 25,000 to a consultant with a fair market value of $10,000 for consulting services.
  On December 4, 2007 we issued 100,000 shares with a fair market value of $40,000 to Island Stock Transfer for services pursuant to a transfer agent agreement.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering."

The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description No.
10.1	Larry Kristof Consulting Agreement dated September 1, 2007 (1)
10.2	David Warren Consulting Agreement dated September 1, 2007 (1)
10.3	Fred Mandl Consulting Agreement dated September 1, 2007 (1)
10.4	John Russell Consulting Agreement dated September 1, 2007 (1)
10.5	The Governing Council of the University of Toronto Agreement dated October 1, 2007 (1)
10.6	Technology Assignment Agreement with 0798465 BC Ltd. dated November 2, 2007
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form SB-2 filed October 18, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: January 18, 2008	Larry Kristof
President, Chief Executive Officer
Director

/s/ David Warren
Date: January 18, 2008	David Warren
Chief Financial Officer
Principal Accounting Officer