Form 10QSB/A
period 2007-11-30
Mantra Venture Group Ltd.
filed 2008-04-21
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333-146802

Mantra Venture Group Ltd.
(Name of Small Business Issuer in its charter)

Nevada	None
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1205 – 207 West Hastings Street
Vancouver, British Columbia, Canada V6B 1H7
(Address of principal executive offices)

(604) 609 2898
Issuer’s telephone number

________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 17, 2008, the registrant had 20,369,328 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

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

Unless otherwise noted, all dollar references herein are in US dollars.

Explanation of Amendment

We are filing this amendment No. 1 to our Form 10-QSB, filed with the SEC on January 22, 2008, for the purposes of:

1.	presenting a functional statement of operations as opposed to presenting an income statement based on expense classification;
2.	presenting consolidated statements of operations and cash flows for the six months ended November 30, 2007;
3.	correcting notes of the consolidated financial statements; and
4.	revising the presentation of loss per share to the nearest cent.

There was no material difference in financial numbers, between the consolidated financial statements included in this amendment of Form 10-QSB and that which was previously filed.

Item 1. Financial Statements

Mantra Venture Group Ltd.
(A Development Stage Company)
Interim Consolidated Financial Statements, November 30, 2007
(Unaudited)

Financial Statement Index

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
As of May 31, 2007 and November 30, 2007
(Expressed in US Dollars)

		Unaudited
Assets	May 31,	Nov. 30,
	2007	2007

Cash, operating account	13,982	185,883
Taxes receivable	357	15,199
Security deposit	932	1,010
	15,271	202,092

Intangible assets	-	37,095
Property and equipment, net (Note 3)	11,875	51,595
	11,875	88,690

Total Assets	$27,146	$290,782

Liabilities

Accounts payable and accrued liabilities	8,794	18,796
Liability for subscriptions received	-	210,500
Due to related parties (Note 4)	13,446	11,266
Total liabilities	22,240	240,562

Commitments and contingencies (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock:
Authorized: 20,000,000 shares, $0.00001 par value
Issued and outstanding: no shares

Common Stock:
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding:
(16,760,000 shares as at May 31, 2007	168
(19,675,578 shares as of November 30, 2007)		197
Additional Paid In Capital	35,332	606,724
Deferred Compensation	-	79,286
Deficit Accumulated in the Development Stage	(30,594)	(635,987)
Total Stockholders’ Equity	4,906	50,220

Total Liabilities and Stockholders’ Equity	$27,146	$290,782

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statement of Operations
As of May 31, 2007 and November 30, 2007
(Expressed in US Dollars)

		Unaudited	Unaudited	Unaudited
	Jan. 22,	June 01,	Sept. 01	Jan. 22,
	2007	2007	2007	2007
	(Inception)			(Inception)
	to May 31,	to Nov. 30	to Nov. 30	to Nov. 30
	2007	2007	2007	2007

Revenues	$-	$-	$-

Expenses
Development costs	-	22,762	17,132	22,762
General and administrative	30,594	582,631	339,989	631,225

Total expenses	30,594	605,393	357,121	635,987

Net Loss	$(30,594)	$(605,393)	$(357,121)	$(635,987)

Net Loss per Share – Basic and Diluted	$(0.00)	$(0.03)	$(0.02)

Weighted Average Shares Outstanding		16,760,000	19,675,578	19,675,578

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statement of Cash Flows
As of May 31, 2007 and November 30, 2007
(Expressed in US Dollars)

		Unaudited	Unaudited
	Jan. 22,	June 01,	Jan. 22,
	2007	2007	2007
	(Inception)		(Inception)
	to May 31,	to Nov. 30,	to Nov. 30,
	2007	2007	2007
Operating Activities
Net Loss	(30,594)	(605,393)	(635,987)
Adjustments to reconcile net loss to cash
used in operating activities:
Amortization	1,323	5,275	6,598
Services for shares	200	25,000	25,200
Deferred compensation	-	64,191	64,191
Change in operating assets and liabilities:
Accounts receivable	(357)	(14,842)	(15,199)
Prepaid expenses	(932)	(78)	(1,010)
Accounts payable and
Accrued liabilities	8,794	10,002	18,796
Due to related parties	13,446	(2,179)	11,267
Net Cash Used In Operating Activities	(8,120)	(518,024)	(526,144)

Investing Activities

Purchase of intangible assets	-	(12,000)	(12,000)
Purchase of property and equipment	(13,198)	(44,995)	(58,193)
Net Cash Used In Investing Activities	(13,198)	(56,995)	(70,193)

Financing Activities

Proceeds from the issuance of common stock	35,300	536,420	571,720
Subscriptions received	-	210,500	210,500
Net Cash provided by Financing Activities	35,300	746,920	782,220

Increase in cash	13,982	171,901	185,883
Cash – Beginning of Period	-	13,982	-

Cash – End of Period	$13,982	$185,883	$185,883

Supplemental Disclosures
Interest paid	none	none	none
Income taxes paid	none	none	none

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in US Dollars, Unaudited)
Capital Stock

				Deficit
				Accumulated
			Additional	in the
	Common Stock		Paid –In	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance, January 22, 2007	-	-	-	-	-
Common stock issued for cash at
$0.00001 per share	15,000,000	150	150	-	300
Common stock issued for cash at
$0.02 per share	1,750,000	18	34,982	-	35,000
Common stock issued for services at
$0.02 per share	10,000	-	200	-	200
Net loss for the year ending
May 31, 2007	-	-	-	(30,594)	(30,594)
Balance, May 31, 2007	16,760,000	168	35,332	(30,594)	(30,594)

Common stock issued for cash at
$0.10 per share	1,246,000	12	124,588	-	124,600
Common stock issued for cash at
$0.25 per share	1,081,760	11	270,429	-	270,440
Net loss for the quarter ending
August 31, 2007	-	-	1	(248,272)	(248,271)
Balance, Aug. 31, 2007 (unaudited)	19,087,760	191	430,350	(278,866)	151,675

Common stock issued for cash at
$0.10 per share	500	-	50	-	50
Common stock cancelled	(25,000)	-	-	-	-
Common stock issued for cash at
$0.25 per share	317,318	3	79,327	-	79,330
Common stock issued for services at
$0.25 per share	100,000	1	24,999	-	25,000
Common stock issued for acquisition at
$0.25 per share	40,000	-	10,000	-	10,000
Common stock issued for cash at
$0.40 per share	155,000
Allocation to shares	-	2	31,206	-	31,208
Allocation to warrants	-	-	30,792	-	30,792
Stock based compensation	-	-	79,286	-	79,286
Net loss for the quarter ending
November 30, 2007	-	-	-	(357,121)	(357,121)
Balance, Nov. 30, 2007 (unaudited)	19,675,578	197	686,010	(635,987)	50,220

(The accompanying notes are an integral part of these financial statements)

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations.

As at November 30, 2007, the Company has accumulated losses of $635,987 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. . At November 30, 2007, the Company had 1,560,000 dilutive potential shares outstanding.

F–6

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F–7

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Stock-based Compensation

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

F–8

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

3.	Property and Equipment

			May 31, 2007
		Accumulated	Net carrying
	Cost	depreciation	value

Automobile	11,938	1,323	10,615
Office furniture and equipment	1,260	–	1,260
	$13,198	$1,323	$11,875

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

5.	Common Stock and Preferred Stock

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

Future lease payments for the next five years are as follows:
2008	$9,878
2009	10,847
2010	3,728
2011	–
2012	–

$24,453

F–9

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

May 31,2007
Net loss before income taxes per financial statements	$30,594
Income tax rate	35%
Income tax recovery	(10,708)
Permanent differences	–
Temporary differences	383
Valuation allowance change	10,325
Provision for income taxes	$–

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

May 31, 2007
Net operating loss carry forward	$29,500
Valuation allowance	(29,500)
Net deferred income tax asset	$–

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

F–10

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

8.	Interim Financial Statements Presentation

The consolidated November 30, 2007 unaudited interim financial statements and the related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidies (Mantra Energy Alternatives Ltd., Mantra Media Corp., Carbon Commodity Corporation, Climate ESCO Ltd. and Mantra Wind Inc.). All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

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

Subsequent to November 30, 2007 the Company issued units consisting of one share of common stock and one non- transferable warrant for $0.40 per unit. Each holder of the non-transferable warrant has the right to acquire one share of the Company’s common stock for 0.50.

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

F–11

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

9.	Intangible assets

Intangible assets consists of costs incurred related to technology patent applications. On October 1, 2007, the Company entered into an agreement and paid $12,000 to acquire the exclusive right, for a period of twelve months commencing October 1, 2007, to negotiate and obtain and exclusive worldwide license to exploit an invention known as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems” (the “TPS Processor”). The inventors of the TPS Processor (who are represented by the University of Toronto) filed patent applications for the TPS Processor in the United States and Canada in 2005. Those patent applications are pending and no patent has yet been granted in respect of the TPS Processor. There is no guarantee that any such patent will be granted in whole or in part.

On November 2, 2007, the Company entered into a technology assignment agreement whereby the Company acquired all right and title in and to a certain invention for the electro-reduction of carbon dioxide subject to a patent cooperation treaty application in consideration for 40,000 shares of the Company’s common stock with a fair value of $0.25 per share and options to purchase 250,000 shares of the Company’s common stock with a fair value of $15,095.

The costs of the Company’s intangible assets have been capitalized pursuant to FAS 141 “Business Combinations” and FAS 142 “Goodwill and Other Intangible Assets” as they have been developed to the point where technological feasibility has been proven. The Company will record amortization on its intangible assets upon receipt patent approval. If the Company fails to obtain the patents the costs will be expensed.

10.	Non-Cash Transactions

During the six months ended November 30, 2007, the Company issued 40,000 common shares and 250,000 stock options pursuant to the acquisition of technology totalling $10,000. The technology acquired is for the Electro Reduction of Carbon Dioxide that has a patent application filed. The shares have a fair market value of $10,000 and options are valued at $15,095.

The Company issued 125,000 common shares and 1,200,000 stock options for services.

F–12

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

11.	Financing Arrangements and Changes in Common Stock

On July 6, 2007, the Company issued 1,221,500 shares of our common stock to fifteen non US investors and eight US investors at $0.10 per share for cash proceeds of $122,150 and 25,000 shares of our common stock to a non US individual with a fair market value of $2,500 for consulting services. On September 7, 2007, the Company cancelled 25,000 shares of common stock that were issued for consulting services under a consulting agreement which was cancelled. In August 2007, the Company issued 1,102,000 shares of common stock to twenty-one non US investors, and to six US investors at $0.25 per share for cash proceeds of $275,500. All the above described shares were issued without a prospectus pursuant to Regulation S and Section 4(2) of the Securities Act.

On September 1, 2007 the Company issued options to purchase up to 550,000 common shares to seven consultants pursuant to consulting agreements for management or administrative services. Of the 550,000 options, 300,000 options vested on September 1, 2007 and will be exercisable at $0.25 per share until August 30, 2009 or upon the termination of consulting agreements, whichever occurs earlier. The remaining 250,000 options vested on January 1, 2008 and will be exercisable at $0.25 per share until December 31, 2009 or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

Also, in September 2007, the Company issued 37,878 shares of its common stock to one non US investor at $0.25 per share for cash proceeds of $9,470 and issued four consultants a total of 100,000 common shares with a fair market value of $0.25 per share for their consulting services. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

In October 2007, the Company issued 259,200 shares of its common stock to seven non US investors at $0.25 per share for cash proceeds of $64,800. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

On October 5, 2007, the Company issued to six consultants options to purchase up to 400,000 common shares pursuant to consulting agreements for advisory services in relation to our corporate and scientific advisory boards. The 400,000 options are exercisable at $0.25 per share until October 4, 2009 or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On November 1, 2007 the Company issued to 0798465 BC Ltd., a company owned by our consultant and scientific advisory board member, Colin Oloman, 40,000 common shares and options to purchase up to 250,000 according to a technology assignment agreement. The options will be exercisable at $0.25 per share until October 31, 2012 or upon the rescission of the technology assignment agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

In November 2007, the Company issued to four consultants options to purchase up to 250,000 common shares pursuant to consulting agreements for technology, business and multi-media development services. The 250,000 options are exercisable at $0.25 or $0.40 per share within two years after the date of issuance of the options or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

In November 2007, the Company issued eight non US investors and one US investor an aggregate of 155,000 units at $0.40 per unit for cash proceeds of $62,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants. Of the 155,000 warrants, 103,750 were issued November 20, 2007, 6,250 were issued on November 21, 2007 and 45,000 were issued on December 1, 2007. These securities were issued without a prospectus pursuant to Regulation S and Section 4(2) of the Securities Act.

F–13

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

12.	Interim financial statements (unaudited, as of November 30, 2007)

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

Shares in thousands	Shares	Weighted	Weighted	Aggregate
		Average	Average	Intrinsic Value
		Exercise	Remaining
		Price	Contractual
			Life (months)
Number of shares under option:
Outstanding at beginning of year	0	-
Granted	1,450	$0.26	29	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,450	$0.26	29	-
Exercisable at end of the quarter
(November 30, 2007)	1,100	$0.26	29	-

The total fair value of the options vested during the quarter ended November 30, 2007 was $79,286. At November 30, 2007, the Company had no unrecognized compensation expense relating to unvested options. The compensation charge associated with stock options in the amount of $64,191 is included in the Statement of Operations for the six months ended November 30, 2007. The fair value of options associated with asset acquisition of $15,095 has been allocated to the asset.

F–14

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

12.	Interim financial statements (unaudited, as of November 30, 2007) (continued)

The fair value of stock-based compensation awards granted during the period under review was estimated using the Black – Scholes option-pricing model with the following assumptions:

Grant	Grant	Expected	Expected	Dividend	Risk	Weighted-
Year	Date	Life	Volatility	Yield	Free	Average
					Interest	Grant Date
					Rate	Fair Value
2007	Sept. 01	24 months	16%	0%	3.92%	$22,877
2007	Oct. 05	24 months	16%	0%	4.01%	$14,770
2007	Nov. 01	24 months	16%	0%	3.69%	$1,608
2007	Nov. 01	60 months	17%	0%	3.93%	$15,095
2007	Nov. 05	24 months	16%	0%	3.58%	$16,652
2007	Nov. 15	24 months	17%	0%	3.20%	$8,284

$79,286

As the Company has limited trading history, the S&P Small Cap Index was used to calculate volatility. The risk free interest rate is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option. The dividend rate was 0% as the Company has not paid, and does not intend to pay any dividends. The expected life of the award is assumed to be equal to the full term of the award as the Company had not previously granted options. The fair value of the Company’s common stock was $0.25 at the measurement date. The Company determined that the fair value of their common stock was equal to the value of the Company’s most recent issuance of common stock for cash.

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

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the November 30, 2007 Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)

12.	Interim financial statements (unaudited, as of November 30, 2007) (continued)

A summary of the status of the Company’s non-vested shares as of November 30, 2007, and changes during the six month period ended November 30 2007, is presented below:

Shares in Thousands		Weighted-Average
		Grant-Date
	Number	Fair Value
	of Shares	$
Non-vested at May 31, 2007	–	–
Granted	1,450	0.05
Vested	(1,100)	0.08
Non-vested at November 30, 2007	350	0.05

Share Purchase Warrants

During the six month period ending November 30, 2007, 110,000 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date
103,750	$0.50	November 19, 2009
6,250	$0.50	November 20, 2009
110,000

          The fair value of the share purchase warrants issued during the period ending November 30, 2007, was in the amount of $30,792, which was determined using the Black – Scholes option value model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted- Average Grant Date Fair Value
2007	Nov. 20	24 months	17%	0%	3.1%	$0.26
2007	Nov. 21	24 months	17%	0%	2.99%	$0.26

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

We expect to require approximately $3,578,000 in financing to acquire and develop technologies and launch the online carbon reduction marketplace over the next 12 months (beginning January 2008), as follows:

Estimated
Description	expenses
($)
Completion, full launch and development of an online carbon reduction marketplace	1,135,000
Development and marketing of TPS Processor	560,000
Development and marketing of ERC Technology	513,000
Development of the end-to-end energy services business	525,000
Development of the promotional and marketing service business	225,000
Preliminary development of Wind Farms	620,000
Total	3,578,000

Our other planned operational expenses for the next twelve months (beginning January 2008) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Attendance at Carbon Forum	February 28, 2008	6,000
Attendance at Fuel Cell Forum	March 31, 2008	7,000
Completion of road shows	January 31, 2008	26,000
Management and consulting fees (including expenses of the proposed Scientific Advisory Board)	12 months	430,000
Raise additional private or public equity (legal, accounting and marketing fees)	September 30, 2008	176,000
General and Administrative Expenses	12 months	115,000
Total		760,000

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

As we have limited trading history, the S&P Small Cap Index was used to calculate volatility. The risk free interest rate is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option. The dividend rate was 0% as we have not paid, and do not intend to pay any dividends. The expected life of the award is assumed to be equal to the full term of the award as we had not previously granted options. The fair value of our common stock was $0.25 at the measurement date. We determined that the fair value of their common stock was equal to the value of our most recent issuance of common stock for cash.

Item 3A(T). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended November 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2007 to November 30, 2007, we made the following sales of unregistered securities:

  On September 1, 2007 we issued options to purchase up to 550,000 common shares to seven consultants pursuant to consulting agreements for management or administrative services. Of the 550,000 options, 300,000 options vested on September 1, 2007 and will be exercisable at $0.25 per share until August 30, 2009 or upon the termination of consulting agreements, whatever occurs earlier. The remaining 250,000 options vested on January 1, 2008 and will be exercisable at $0.25 per share until December 31, 2009 or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  In September 2007, we issued 37,878 shares of our common stock to one non US investor at $0.25 per share for cash proceeds of $9,470 and issued four consultants a total of 100,000 common shares with a fair market value of $0.25 per share for their consulting services. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

  In October 2007 we issued 259,200 shares of our common stock to seven non US investors at $0.25 per share for cash proceeds of $64,800. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act.

  On October 5, 2007, we issued six consultants options to purchase up to 400,000 common shares pursuant to consulting agreements for advisory services in relation to our corporate and scientific advisory boards. The 400,000 options are exercisable at $0.25 per share until October 4, 2009 or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  On November 1, 2007 we issued 0798465 BC Ltd., a company owned by our consultant and scientific advisory board member, Colin Oloman, 40,000 common shares and options to purchase up to 250,000 according to a technology assignment agreement. The options will be exercisable at $0.25 per share until October 31, 2012 or upon the rescission of the technology assignment agreement, whatever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  In November 2007 we issued to four consultants options to purchase up to 250,000 common shares pursuant to consulting agreements for technology, business and multi-media development services. The 250,000 options are exercisable at $0.25 or $0.40 per share within two years after the date of issuance of the options or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  In November 2007 we issued eight non US investors and one US investor an aggregate of 155,000 units at $0.40 per unit for cash proceeds of $62,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants. Of the 155,000 warrants, 103,750 were issued November 20, 2007, 6,250 were issued on November 21, 2007 and 45,000 were issued on December 1, 2007. These securities were issued without a prospectus pursuant to Regulation S and Section 4(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
No.
10.1	Larry Kristof Consulting Agreement dated September 1, 2007 (1)

10.2	David Warren Consulting Agreement dated September 1, 2007 (1)

10.3	Fred Mandl Consulting Agreement dated September 1, 2007 (1)

10.4	John Russell Consulting Agreement dated September 1, 2007 (1)

10.5	The Governing Council of the University of Toronto Agreement dated October 1, 2007 (1)

10.6	Technology Assignment Agreement with 0798465 BC Ltd. dated November 2, 2007 (2)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form SB-2 filed October 18, 2007.
(2) Included as an exhibit on our Form 10Q filed January 22, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: April 21, 2008	Larry Kristof
President, Chief Executive Officer
Director

/s/ David Warren
Date: April 21, 2008	David Warren
Chief Financial Officer
Principal Accounting Officer