Form 10-Q
period 2008-02-29
Mantra Venture Group Ltd.
filed 2008-04-21
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333-146802

Mantra Venture Group Ltd.
(Name of Small Business Issuer in its charter)

Nevada	26-0592672
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

     1205 – 207 West Hastings Street
Vancouver, British Columbia, Canada V6B 1H7
(Address of principal executive offices)

(604) 609 2898 Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes Noþ

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 19, 2008, the registrant had 20,744,328 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”, “Mantra”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Mantra Venture Group Ltd. Consolidated Financial Statements (A Development Stage Company) (Unaudited) February 29, 2008

Financial Statement Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Statement of Stockholders’ Equity	F–4
Notes to the Consolidated Financial Statements	F–5

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	February 29, 2008 (Unaudited)	May 31, 2007
ASSETS
Current Assets
Cash	73,488	13,982
Taxes receivable	15,093	357
Security deposit	1,022	932
Total Current Assets	89,603	15,271
Intangible Assets (Note 3)	37,095	–
Property and Equipment	54,403	11,875
Total Assets	181,101	27,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	82,742	8,794
Due to related parties	73,994	13,446
Total Liabilities	156,736	22,240
Contingency and Commitments (Notes 2)
Stockholders’ Equity
Preferred Stock
Authorized: 20,000,000 shares, par value $0.00001
Issued: no shares	–	–
Common Stock (Note 4)
Authorized: 100,000,000 shares, par value $0.00001
Issued: 21,344,328 shares (May 31, 2007 – 16,760,000 shares)	214	168
Additional Paid-In Capital	1,383,518	35,332
Deficit Accumulated During the Development Stage	(1,359,367)	(30,594)
Total Stockholders’ Equity	24,365	4,906
Total Liabilities and Stockholders’ Equity	181,101	27,146

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)

	Accumulated		Accumulated		Accumulated
	From		From		From
	January 22, 2007	Three	January 22, 2007	Nine	January 22, 2007
	(Date of Inception)	Months	(Date of Inception)	Months	(Date of Inception)
	to	Ended	to	Ended	to
	February 29,	February 29,	February 28,	February 29,	May 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue	–	–	–	–	–
Operating Expenses
Development costs	34,523	11,761	–	34,523	–
General and administrative	1,324,844	711,619	–	1,294,250	30,594
Total Operating Expenses	1,359,367	723,380	–	1,328,773	30,594
Net Loss	(1,359,367)	(723,380)	–	(1,328,773)	(30,594)
Net Loss Per Share
Continuing Operations – Basic and Diluted		(0.03)	–	(0.06)	–
Weighted Average Number of Shares
Outstanding – Basic and Diluted		21,344,000	21,189,000	21,344,000	16,760,000

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated
	Accumulated		From
	From January 22,		January 22, 2007
	2007 (Date of	Nine Months	(Date of Inception)
	Inception) to	Ended	to
	February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(1,359,367)	(1,328,773)	–
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,324	10,001	–
Shares issued for services	381,917	381,717	–
Changes in operating assets and liabilities
Accounts receivable	(15,093)	(14,736)	–
Prepaid expenses	(1,022)	(90)	–
Accounts payable and accrued liabilities	82,742	73,948	–
Net Cash Used in Operating Activities	(899,499)	(877,933)	–
Investing Activities
Purchase of intangible assets	(12,000)	(12,000)	–
Purchase of property equipment	(65,727)	(52,529)	–
Net Cash Used in Investing Activities	(77,727)	(64,529)	–
Financing Activities
Due to related parties	73,994	60,548	–
Proceeds from issuance of common stock	976,720	941,420	–
Net Cash Provided by Financing Activities	1,050,714	1,001,968	–
Change in Cash	73,488	59,506	–
Cash – Beginning	–	13,982	–
Cash – Ending	73,488	73,488	–
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from January 22, 2007 (Date of Inception) to February 29, 2008
(Unaudited)

				Deficit
			Additional	Accumulated
			Paid-in	During the	Total
	Common Shares		Capital	Development	Stockholders’
	Number	Amount	(Discount)	Stage	Equity (Deficit)
		$	$	$	$
Balance – January 22, 2007
(date of inception)	–		–	–	–
Stock issued for cash at $0.00001 per share	15,000,000	150	150	–	300
Stock issued for cash at $0.02 per share	1,750,000	18	34,982	–	35,000
Stock issued for services at $0.02 per share	10,000	–	200	–	200
Net loss for the period	–	–	–	(30,594)	(30,594)
Balance – May 31, 2007	16,760,000	168	35,332	(30,594)	4,906
Stock issued for cash at $0.10 per share	1,221,500	12	124,638	–	124,650
Stock issued for cash at $0.25 per share	1,399,078	14	349,756	–	349,770
Stock issued for services at $0.25 per share	100,000	1	24,999	–	25,000
Common stock issued for services at $0.40 per share	125,000	1	49,999	–	50,000
Stock issued for acquisition at $0.25 per share	40,000	–	10,000	–	10,000
Stock issued for cash at $0.40 per share	155,000	–	–	–	–
Allocation to shares	–	2	31,206	–	31,208
Allocation to warrants	–	–	30,792	–	30,792
Common stock issued for cash at $0.40 per share	668,750	–	–	–	–
Allocation to shares	–	7	256,879	–	256,886
Allocation to warrants	–	–	10,614	–	10,614
Common stock issued for services at $0.40 per share	600,000	–	–	–	–
Allocation to shares	–	6	218,078	–	218,084
Allocation to warrants	–	–	21,917	–	21,917
Common stock issued for cash upon exercise of
warrants at $0.50 per share	275,000	3	137,497	–	137,500
Stock-based compensation			81,811	–	81,811
Net loss for the period	–	–	–	(1,328,773)	(1,328,773)
Balance – February 29, 2008	21,344,328	214	1,383,518	(1,359,367)	24,365

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at February 29, 2008, the Company has accumulated losses of $1,359,367 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2007. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended May 31, 2007.

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 29 2008, the Company had 2,598,750 dilutive potential shares outstanding.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, accounts payable, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

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

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Foreign Currency Translation

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

	j)	Stock-based Compensation

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

	l)	Intangible Assets

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

	m)	Property and Equipment

Property & equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)

3. Intangible Assets

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

4.	Common Stock

a)

On January 23, 2007, the Company issued 30,000,000 shares of common stock to a company controlled the Company’s President, CEO and director at $0.00001 per share for cash proceeds of $300. On July 12, 2007, 15,000,000 of the shares of common stock were cancelled.

5.	Stock Options

Options have been granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire either, two years after grant or vesting or five years after grant, depending on the terms of the grant.

During the nine month period ended February 29, 2008, the Company granted 1,450,000 options which vest over a period of 4 months from grant and 50,000 options which vested immediately. All options granted during the period had an exercise price equal to the fair market value of our stock on the date of the grant.

The total fair value of the options vested during the nine months ended February 29, 2008, was $81,811 (2007 -$nil) and $66,716 included in the Statement of Operations for the nine months ended February 29, 2008 and the fair value of options associated with asset acquisition of $15,095 has been allocated to the asset.. At February 29 2008, the Company had no unrecognized compensation expense relating to unvested options.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
		$	(Months)	$
Outstanding, May 31, 2007	–	–
Granted	1,500,000	0.27
Cancelled	(50,000)	0.08
Outstanding, February 29, 2008	1,450,000	0.27	26	–
Exercisable, February 29, 2008	1,450,000	0.27	26	–

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited) 5. Stock Options (continued)

The fair market value of stock-based compensation awards granted during the period under review was estimated using the Black-Scholes option pricing model with the following assumptions:

	Expected				Weighted Average
	Life	Expected	Dividend	Risk Free	Grant Date
Grant Date	(Months)	Volatility	Yield	Rate	Fair Value
September 1, 2007	24	16%	0%	3.92%	$22,877
October 5, 2007	24	16%	0%	4.01%	$14,770
November 1, 2007	24	16%	0%	3.69%	$1,608
November 1, 2007	60	17%	0%	3.93%	$15,095
November 5, 2007	24	16%	0%	3.58%	$16,652
November 15, 2007	24	17%	0%	3.20%	$8,284
December 13, 2007	24	17%	0%	3.04%	$2,525

As the Company has limited trading history, the S & P Small Cap Index was used to calculate volatility. The risk free interest rate is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option. The dividend rate was 0% as the Company has not paid, and does not intend to pay any dividends. The expected life of the award is assumed to be equal to the full term of the award. The fair value of the Company’s common stock was $0.25 for 1,450,000 options and $0.40 for 50,000 options at the measurement date. The Company determined that the fair value of their common stock was equal to the value of the Company’s most recent issuance of common stock for cash.

Additional information regarding stock options as at February 29, 2008 is as follows:

Number of Options	Exercise Price	Expiry Date
250,000	$0.25	August 30, 2009
400,000	$0.25	October 4, 2009
50,000	$0.25	October 31, 2009
50,000	$0.40	November 4, 2009
50,000	$0.40	November 14, 2009
350,000	$0.25	December 31, 2009
50,000	$0.40	December 13, 2009
250,000	$0.25	October 31, 2012
1,450,000

A summary of the status of the Company’s nonvested shares as of February 29, 2008 and changes during the nine month period ended February 29, 2008, is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
	Shares	$
Nonvested at May 31, 2007	–	–
Granted	1,450,000	0.05
Vested	(1,450,000)	0.05
Nonvested at February 29, 2008	–	–

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)

6.	Warrants

At February 29, 2008, 1,148,750 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date
600,000	$0.40	August 12, 2008
103,750	$0.50	November 19, 2009
6,250	$0.50	November 20, 2009
45,000	$0.50	December 1, 2009
35,000	$0.50	December 5, 2009
221,250	$0.50	December 10, 2009
37,500	$0.50	December 18, 2009
100,000	$0.50	February 28, 2010
1,148,750

The fair value of the share purchase warrants issued during the period ending February 29, 2008, was in the amount of $63,323, which was determined using the Black-Scholes option model with the following assumptions:

					Weighted
	Expected				Average
	Life	Expected	Dividend	Risk Free	Grant Date
Grant Date	(Months)	Volatility	Yield	Rate	Fair Value
November 20, 2009	24	17%	0%	3.10%	$0.26
November 21, 2009	24	17%	0%	2.99%	$0.26
December 12, 2009	24	17%	0%	3.04%	$0.47
February 8, 2008	6	21%	0%	1.88%	$0.39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview and Uncertainties

We were incorporated as a Nevada company on January 22, 2007. Our principal office is located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609 2898. Our fiscal year end is May 31. Our website is www.mantraenergy.com. On February 21, 2008 our homepage was available in Chinese to reflect our ongoing efforts to build ties with markets in Hong Kong and mainland of China. Our common stock is quoted on the OTC Bulletin Board under the symbol “MVTG.OB”. On February 18, 2008 our stock is eligible for trading on the Frankfurt Stock Exchange under the symbol “EDV 5MV”. The Frankfurt Stock Exchange is a stock exchange located in Frankfurt, Germany.

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

We previously had five wholly owned subsidiaries, all of which were incorporated in the State of Nevada: Mantra Energy Alternatives Ltd., Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Media Corp., and Mantra Wind Inc. On February 29, 2008 we incorporated an additional wholly owned subsidiary in the State of Nevada, Mantra China Inc.

Results of Operations for the Period From January 22, 2007 (Date of Inception) to February 29, 2008 and for the Three Months Ended February 29, 2008.

Lack of Revenues

We have had limited operational history since our inception on January 22, 2007. Since our inception on January 22, 2007 to February 29, 2008, we have not generated any revenues. As of February 29, 2008, we had total assets of $181,101 and total liabilities of $156,736. Since our inception to February 29, 2008, we have an accumulated deficit of $1,359,367. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

We accumulated total expenses of $1,359,367 from the date of our inception to February 29, 2008, including $34,523 in development costs, $11,324 in amortization expense, $517,565 in consulting fees, $53,956 in professional fees, $34,019 in rent and $707,980 in other general and administrative expenses.

For the three months ended February 29, 2008, we incurred total expenses of $723,380, including $11,761 in development costs, $4,726 in amortization, $364,016 in consulting fees, $27,053 in professional fees, $13,434 in rent and $302,390 in other general and administrative expenses. For the nine months ended February 29, 2008, we incurred total expenses of $1,328,773, including $34,523 in development costs, $10,001 in amortization, $514,408 in consulting fees, $43,360 in professional fees, $32,529 in rent and $693,952 in other general and administrative expenses.

Our other general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees. Our development costs are fees paid to our consultants, Fred Mandl and Shawn McQuaid, for development of our carbon calculator

Net Loss

Since our inception on January 22, 2007 to February 29, 2008, we have incurred net loss of $1,359,367. For the three months ended February 29, 2008, we incurred net loss of $723,380. For the nine months ended February 29, 2008, we incurred net loss of $1,328,773. Our net loss per share was $0.06 for the nine months ended February 29, 2008 and $0.03 for the three months ended February 29, 2008.

Liquidity and Capital Resources

At February 29, 2008 we had cash of $73,488 in our bank accounts and a working capital deficit of $67,133. Our net loss from January 22, 2007 to February 29, 2008 was $1,359,367. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

Since January 22, 2007 (date of inception) to present, we raised gross proceeds of $846,720 in cash from the sale of our securities as described in the following table.

Date of issuance	Type of security issued	Number of securities issued	Price per security ($)	Total funds received ($)
January 2007	Common Shares	15,000,000 (1)	0.00001	300
May 2007	Common Shares	1,750,000	0.02	35,000
	Common Shares	10,000 (2)	-	For services
July 2007	Common Shares	1,221,500	0.10	122,150
	Common Shares	0 (3)	-	For services
August 2007	Common Shares	1,102,000	0.25	275,500
	Common Shares	37,878	0.25	9,470
September 2007	Common Shares	100,000	-	For services
	Options	550,000	-	For services
October 2007	Common Shares	259,200	0.25	64,800
	Options	400,000	-	For services
November 2007	Units	155,000	0.40	62,000
	Common Shares	40,000	-	technology
	Options	500,000	-	For services
December 2007	Common Shares	125,000	-	For services
	Units	568,750	0.40	227,500
	Options	50,000		For services
February 2008	Common Shares	275,000	0.50	Upon exercise of warrants
	Units	600,000	0.40	For services
	Units	100,000	0.40	40,000
Total Common Shares	21,344,328	846,720

(1) On January 23, 2007, we issued 30,000,000 shares of our common stock to 0770987 BC Ltd., a company controlled by Larry Kristof, our President, CEO, CFO and director at $0.00001 per share for cash proceeds of $300. On July 12, 2007, 15,000,000 of the shares of our common stock issued to 0770987 BC Ltd. were cancelled.

(2) On May 28, 2007, we issued 20,000 shares of our common stock to an individual with a fair market value of $400 for consulting services. On September 7, 2007, the 10,000 shares of our common stock issued for consulting services were cancelled due to the cancellation of the consulting agreement.

(3) On July 6, 2007, we issued 25,000 shares of our common stock to an individual with a fair market value of $2,500 for consulting services. On September 7, 2007, the 25,000 shares of our common stock issued for consulting services were cancelled due to the cancellation of the consulting agreement.

For the nine months ended February 29, 2008, we used net cash of $64,529 in investing activities and we used net cash of $877,933 in operating activities. We also received net cash of $1,001,968 from financing activities. The increase in cash for the three months ended February 29, 2008 was $59,506 due to the sale of our common stock.

We expect to require approximately $4,005,000 in financing to acquire and develop technologies and launch the online carbon reduction marketplace over the next 12 months (beginning April 2008), as follows:

Description	Estimated expenses ($)
Completion, full launch and development of an online carbon reduction marketplace	1,135,000
Development and marketing of TPS Processor	1,000,000
Development and marketing of ERC Technology and establishment of a research laboratory facility	500,000
Development of the end-to-end energy services business	525,000
Development of the promotional and marketing service business	225,000
Preliminary development of Wind Farms	620,000
Total	4,005,000

Our other planned operational expenses for the next twelve months (beginning April 2008) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Completion of road shows	April 30, 2008	26,000
Management and consulting fees (including expenses of the proposed Scientific Advisory Board)	12 months	700,000
Raise additional private or public equity (legal, accounting and marketing fees)	September 30, 2008	176,000
Legal and Professional Fees	12 months	140,500
Travel and Promotional Expenses	12 months	230,000
General and Administrative Expenses	12 months	129,500
Total		1,402,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. Of the $5,407,000 that we need for the next 12 months, we had $73,488 in cash as of February 29, 2008. In order to fully carry out our business plan, we need additional financing of approximately $5,334,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our company and our subsidiaries and we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended February 29, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2007 to April 16, 2008, we made the following sales of unregistered securities:

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

  On November 1, 2007 we issued 0798465 BC Ltd., a company owned by our consultant and scientific advisory board member, Colin Oloman, 40,000 common shares and options to purchase up to 250,000 according to a technology assignment agreement. The options will be exercisable at $0.25per share until October 31, 2012 or upon the rescission of the technologyassignment agreement, whatever occurs earlier. These securities wereissued without a prospectus pursuant to Regulation S of the Securities Act.

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
  Each unit consists of one common share and one warrant to purchase onecommon share at $0.50 per share for two years from the date of issuance ofthe warrants. Of the 155,000 warrants, 103,750 were issued November 20,2007, 6,250 were issued on November 21, 2007 and 45,000 were issued onDecember 1, 2007. These securities were issued without a prospectuspursuant to Regulation S and Section 4(2) of the Securities Act.

  On December 4, 2007 we issued 100,000 shares of our common stock to our stock transfer agent, Island Stock Transfer, for its services. On December 13, 2007 we issued Dominic Roy 25,000 shares of our common stock for his multi-media development consulting services. These securities were issued without a prospectus pursuant to Section 4(2) and Regulation S of the Securities Act.

  In December 2007 we issued various non US investors and two US investors an aggregate of 68,750 units at $0.40 per unit for cash proceeds of $227,500. We also issued 100,000 units to Larry Kristof, our President and Chief Executive Officer, at $0.40 per unit for cash proceeds of $40,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants. These securities were issued without a prospectus pursuant to Section 4(2) and Regulation S of the Securities Act.

  In December 2007 we issued Dr. Anthony, a member of Scientific Advisory Board, options to purchase 50,000 common shares pursuant to a consulting agreement. The 50,000 options are exercisable at $0.40 per share within two years after the date of issuance of the options or upon the termination of the applicable consulting agreements, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  On February 12, 2008, we issued 600,000 units at $0.40 per unit to Metradon Ventures Limited pursuant to a consulting agreement for business development services. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for six months from the date of issuance of the warrants. These securities were issued without a prospectus pursuant to Section 4(2) and Regulation S of theSecurities Act.

  On February 13, 2008 we issued 275,000 common shares to Dan Funaro and Omni Enterprises Limited upon exercise of warrants at an exercise price of $0.50 per share for cash proceeds of $137,500. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  On February 13, 2008 we issued 275,000 common shares to Dan Funaro and Omni Enterprises Limited upon exercise of warrants at an exercise price of $0.50 per share for cash proceeds of $137,500. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

  On February 28, 2008, we issued 100,000 units at $0.40 per unit to 0770987 BC Ltd., a company controlled by Larry Kristof, our President, CEO and director, for cash proceeds of $40,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share until February 28, 2010. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit    Description No.

10.1         Consulting Agreement Between Mantra Venture Group Ltd. and Metradon 10.1 Ventures Ltd. dated February 8, 2008 (1)

31.1         Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form 8-K filed on February 21, 2008.

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