Form 10-K
period 2008-05-31
Mantra Venture Group Ltd.
filed 2008-09-16
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

TRANSITIONREPORTPURSUANTTOSECTION13OR15(d)OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________
..

Commission file number 333-146802

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1205 – 207 West Hastings Street	(604) 609 2898
Vancouver, British Columbia, V6B 1H7
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 11, 2008:
$4,675,091 (Affiliate Holdings of 14,400,000 shares, closing price of shares September 8, 2008 of $0.41)

Number of common shares outstanding at September 10, 2008: 25,802,661

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Mantra" mean Mantra Venture Group Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada company on January 22, 2007. In December 2007 our common stock became eligible for trading on the OTC Bulletin Board under the symbol MVTG.OB. On February 18, 2008 our stock became eligible for trading on the Frankfurt Stock Exchange and now trades on that exchange under the symbol 5MV. We listed our stock on the Frankfurt Stock Exchange in order to expand our international profile.

We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources. On November 2, 2007, through our wholly owned subsidiary, Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership of an invention for the electro-reduction of carbon dioxide. This technology is described in greater detail under the heading “Our Business” below. Other than this, we have not acquired or developed any further commercially exploitable technology.

We carry on our business through our six wholly owned subsidiaries and one majority owned subsidiary as follows:

  Mantra Energy Alternatives Ltd., through which we identify, acquire, develop and market technologies related to alternative energy production, greenhouse gas emissions reduction and resource consumption reduction;
  Carbon Commodity Corp., through which we intend to license or develop carbon footprint assessment software and develop an online carbon reduction marketplace;
  Climate ESCO Ltd., through which we plan obtain the distribution or licensing rights to commercialized technologies and broker them to residential and industrial consumers seeking sustainability solutions;
  Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices;
  Mantra Wind Inc., through which we plan to develop small to medium scale wind farms;
  Mantra China Inc., our majority owned subsidiary, through which we intend to distribute Asian-produced technologies in North America; and
  Mantra China Limited, through which we, together with our joint venture partners, plan to develop our business in Hong Kong and mainland China.

Our principal offices are located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609 2898. Our fiscal year end is May 31.

Business Developments

Since our inception in January 2007 we have been involved primarily in organizational activities. We have built a management team, developed our business plan, incorporated seven subsidiaries and developed business plans for each of them, reviewed and identified potentially promising technologies and strategic partners, established our Corporate and Scientific Advisory Boards and appointed their members, raised capital, and retained experts in graphic design, programming, systems development, market development, law and accounting.

  On January 23, 2007 we appointed Larry Kristof as our President, Chief Executive Officer and sole director.
  On July 10, 2007 we launched our website, www.mantraenergy.com; On February 21, 2008 our homepage became available in Chinese to reflect our ongoing efforts to build ties with markets in Hong Kong and mainland China.
  On October 1, 2007 we entered into an agreement with The Governing Council of the University of Toronto through our subsidiary Mantra Energy Alternatives Ltd., whereby which we acquired the exclusive right, for a period of 12 months commencing October 1, 2007, to negotiate and obtain an exclusive, worldwide license to exploit an invention know as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems”.
  On October 1, 2007 we entered into consulting agreements with Peter Walton, Grant V. Sawiak, Dan Funaro, Dr. Kevin Wainwright and Fred Mandl whereby those individuals agreed to provide their services as members of our Corporate Advisory Board. On March 6, 2008 Fred Mandl resigned as a member of our Corporate Advisory Board.
  On October 5, 2007 we appointed John Russell as Chair of our Scientific Advisory Board.
  On November 2, 2007 we entered into a technology assignment agreement with 0798465 BC Ltd. through our wholly owned subsidiary Mantra Energy Alternatives Ltd.,  whereby we acquired all right and title in and to technology for the electro-reduction of carbon dioxide. The technology is described in greater detail below.
  In April 2008 we signed a letter of intent with Northwind Ethanol Inc. for a possible multi- stage investment in Northwind’s cellulose ethanol process. We are now conducting due diligence of Northwind’s proprietary technology, which is intended to support a closed loop cellulose ethanol production facility with zero emissions. We estimate we will require approximately $100,000 to acquire Northwind’s proprietary technology.
  On June 1, 2008 we entered into a technology development and support agreement with Kemetco Research Inc. whereby we agreed to lease a laboratory research facility from Kemetco and Kemetco agreed to provide us with technical support, program direction and research personnel for the development of our electro-reduction of carbon dioxide technology.
  On June 4, 2008 we entered into a joint venture agreement with Green China Developments Limited and Gateview Group Limited to establish a Hong Kong company, Mantra China Limited, through which we intend to acquire, develop, finance and distribute Asian-produced technologies in North America and abroad. Pursuant to the agreement, we own 51% of the joint venture company.
  On June 25, 2008 we appointed Dennis Petke as our Chief Financial Officer to replace David Warren effective July 1, 2008.
  On July 22, 2008 we appointed Norman Chow (P.Eng) and Joey Jung (P.Eng) as members of our Scientific Advisory Board.

Our Business

Our mission is to develop and commercialize alternative energy technologies and services to enable the sustainable consumption, production and management of resources on residential, commercial and industrial scales. We plan to develop or acquire technologies and services which include electrical power system monitoring technology, wind farm electricity generation, online retail of environmental sustainability solutions through a carbon reduction marketplace, and media solutions to promote awareness of corporate actions that support the environment. To carry out our business strategy we intend to acquire or license from third parties technologies that require further development before they can be brought to market. We also intend to develop such technologies ourselves, and we anticipate that to complete commercialization of some technologies we will enter into joint ventures, partnerships, or other strategic relationships with third parties who have expertise that we may require. We also plan to enter into formal relationships with consultants, contractors, retailers and manufacturers who specialize in the areas of environmental sustainability in order to carry out our online retail strategy.

Our current management has experience in business development, capital raising and the marketing and management of industrial services and products, but has limited experience in the alternative energy and environmental sustainability sectors. Our business plan may fail due to our management’s lack of experience in these areas. We have formed a Corporate Advisory Board consisting of five professionals to consult with us regarding the regulatory, policy, finance and management aspects of our various businesses. We have also formed a Scientific Advisory Board to assist us with the technical requirements and strategies associated with our current and planned operations. We currently have four outside members of our Scientific Advisory Board (excluding John Russell, our Vice President of Technology Development, who chairs our Scientific Advisory Board) and we intend to identify and appoint additional members. There is no guarantee, however, that we will be able to attract and retain other desired personnel. Our failure to retain qualified and skilled professionals may have an adverse effect on our proposed business.

We are a development stage company that has only recently begun operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues in the next 12 months. Other than our invention for the electro-reduction of carbon dioxide, we have not yet developed or acquired any commercially exploitable technology. Since our inception, we have incurred operational losses and we have completed several rounds of financing to fund our operations.

We will be dependent on future financing in order to maintain our operations and carry out our business plan. For the next twelve months (beginning September 1, 2008), we plan to spend approximately $4,872,000 on acquiring and developing technologies, developing services, and on general operations. We do not currently have sufficient financing to carry out our business plan and there is no assurance that we will be able to obtain the financing necessary to do so. Accordingly, there is uncertainty about our ability to continue our operations. If we cease our operations, you may lose your entire investment in our stock.

Carbon Reduction Marketplace

Through our wholly owned subsidiary, Carbon Commodity Corp., we intend to develop an online carbon reduction marketplace where domestic and small business consumers can determine their levels of resource consumption and greenhouse gas production or “carbon footprint”, investigate the potential energy savings and carbon reduction which would result from the installation of certified energy-saving equipment and technologies, and obtain gifts and other incentives by meeting certain conservation goals through the purchase of products or participation in programs through our online marketplace.

On December 14, 2007 we completed the web-based user interface for our carbon footprint assessment software, or carbon calculator, and launched it on our website, www.mantraenergy.com. End-users may now access and use the carbon calculator program, although we may upgrade the program in the future.

The carbon calculator is web-based carbon footprint assessment software powered by AMEE, a data-set and software platform provided to us by D::Gen Network Ltd. The AMEE platform collects and aggregates the data required to power the carbon calculator and aims to provide a common standard for carbon footprint profiling and measurement.

We are using the AMEE platform on a trial basis. We have not entered into a written agreement with D:Gen Network regarding our use of AMEE, as D::Gen Network currently offers it free of cost to AMEE subscribers with fewer than 1,000 end-users per month. Subscribers with more than 1,000 end-users per month are required to enter into a contract for the service that requires payment of monthly fees which vary according to the nature of the subscriber’s business and the number of end-users. We currently expect to pay a fee of approximately $500 per month to D::Gen Network for the AMEE platform if between 1,000 and 10,000 end-users use our carbon calculator each month.

Background

Temperature-regulating gases called "greenhouse gases" form a blanket around the earth that traps some heat from the sun within the earth's atmosphere, keeping the planet warm and habitable. Research has shown that the burning of fossil fuels injects a number of greenhouse gases into the atmosphere, including carbon dioxide, carbon monoxide, nitrous oxide and methane, among others. As atmospheric concentrations of greenhouse gas increase, the blanket around the earth becomes thicker. This causes more heat to be trapped in the lower layers of the atmosphere and result in a rise in average global temperatures. This phenomenon is commonly referred to as “global warming”.

Global warming has emerged as a focal point for environmentalists to promote conservation as a responsibility and duty to be assumed by every member of society. The issuance 2007 of the United Nations’ Intergovernmental Panel on Climate Change (the “IPCC”) report on the impact of human activity on the climate has stimulated strong interest in climate change on the part of governments, corporations and individuals. Renewable energy and greenhouse gas reduction are an integral aspect of the IPCC program, with regulatory and voluntary initiatives being implemented by countries, states and corporations across the globe.

At the international level, mechanisms such as the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) set quotas on the amount of greenhouse gases that countries can produce. Countries, in turn, set quotas on the greenhouse gas emissions of businesses in their territory. Businesses that exceed their greenhouse gas emissions quotas must purchase carbon production allowances for their excess emissions, while businesses that succeed in reducing emissions below their quotas may sell their remaining carbon credits. By allowing carbon credits to be bought and sold (known as “carbon credit trading”), a business for which reducing its emissions would be expensive or prohibitive may pay another business to make the reduction for it.

At the regional level, initiatives such as the Western Climate Initiative (the “WCI”) also intend to set regional greenhouse gas reduction targets and to develop market-based mechanisms and incentives to achieve those targets. Launched in February 2007 between the Governors of Arizona, California, New Mexico, Oregon and Washington to meet regional challenges raised by climate change, the WCI has announced that it is identifying, evaluating and implementing collective and cooperative mechanisms to reduce greenhouse gases in the region. In April 2007, the province of British Columbia, Canada joined the WCI. Other states and provinces have also joined as observers. Through the WCI, the partners intend to set an overall regional goal for reducing greenhouse gas emissions and have announced that by August 2008, they will also complete design of a market-based mechanism to help achieve that reduction goal.

At the state and municipal levels, some energy suppliers and governments have launched educational programs aimed at teaching the public about steps that can be taken to reduce energy consumption (and indirectly, carbon expenditure). Similarly, some of those suppliers and governments have offered incentives to consumers to encourage “smart” energy use, such as rebates or tax incentives.

Our management believes that Initiatives like the Kyoto Protocol, the WCI and state and municipal programs have stimulated widespread interest in so called “alternative”, “renewable” or sustainable energy supplies and technologies designed to mitigate the negative environmental impact of burning fossil fuels, provide a substitute for fossil fuels, and reduce greenhouse gas emissions.

“Alternative”, “renewable” or “sustainable” energy uses natural resources such as sunlight, wind, tides and geothermal heat which are naturally replenished and do not harm the environment or deplete the Earth’s resources. “Alternative energy technologies” or “sustainability technologies” range from solar power, wind power and hydroelectricity to biomass and biofuels for transportation, etc. Such technologies also include applications to reduce or control greenhouse gas emissions or convert them into useful by-products.

A corollary to the widespread public awareness of alternative energy and sustainability technologies is the growing demand for methods to assess resource consumption levels and identify conservation opportunities. At the industrial level, this work is performed by engineers and environmental consultants; however, we believe that there are comparatively few resources available to domestic and small business consumers to assess their carbon footprint and capitalize on available conservation technologies and initiatives. Therefore, we intend to access this developing domestic and small business market by offering them a marketplace for the exchange of conservation products, services and information.

The Business Model

By registering on our carbon reduction marketplace, users can have access to carbon footprint assessment software, also known as a “carbon calculator”. This calculator will offer our users the ability to evaluate their carbon footprint, identify available energy consumption and carbon emissions reduction technologies or products, and assess the savings that are attainable as a result of their implementation. Additionally, users will have the ability to participate in online surveys and programs designed to collect statistics regarding consumption and conservation habits and to educate users on various sustainability topics.

By purchasing products or participating in online surveys or programs, users may also be entitled to “carbon credits” redeemable in our carbon reduction marketplace in the form of gifts or savings. In this way, consumers will be able to make rational, cost-effective decisions about reducing their carbon footprint while educating themselves on emerging sustainability issues and technologies.

In addition, we believe that equipment manufacturers, vendors, installers and other service providers will be able to realize revenues by advertising and offering their products for sale in our marketplace. We also intend for suppliers and service providers to use our marketplace to identify opportunities for the application of their products and services, and for them to bid to participate on projects advertised by our consumer users.

The Software Platform

The software platform of our carbon reduction marketplace will consist of:

  a carbon calculator for determining carbon and energy consumption;
  a knowledge base for providing advice on how to achieve reductions in carbon emissions and energy consumption through the implementation of sustainability technologies;
  a forum for mounting and participating in online sustainability surveys;
  a vendor/products database for describing equipment/service providers and their offerings; and
  an auction/bidding platform where vendors are able to bid on consumer-initiated projects.

A key element of the software platform is an integrated carbon calculator which, based on user input, will calculate the end-user’s annual carbon dioxide emissions attributable to domestic and work related energy and resources consumption (such as space-heating, hot water and all electrical equipment), and for personal and public transport.

Information inputted by users will generate a base-line carbon footprint. A “what-if” analysis will provide estimated energy/carbon savings relative to the base-line figure resulting from the introduction of sustainable energy-saving equipment and technologies. The consumer will also receive assistance in making a sound business decision with respect to the sustainable energy options under consideration and the expected payback period and return on investment.

In the event the consumer wishes to pursue the acquisition of energy saving equipment, he or she will have the option to list a project, on which equipment/service providers can bid. Facilities will be provided to assist the consumer in selecting their vendor of choice from the project bidders.

Upon completion of the installation, the vendor will certify that the energy or greenhouse gas emissions-saving equipment has been properly installed. Following such certification, we intend to provide the consumer with incentives such as rebates, gifts, or credits redeemable toward the purchase of additional environmental sustainability reducing products or services from participating suppliers. We believe that by providing such incentives, we will encourage both consumers and businesses to become dedicated members of our marketplace and to rely on our marketplace for business transactions. We have not yet entered into any agreements with suppliers to register as vendors in our planned online marketplace or to provide any consumer incentives or rebates.

Revenue Streams

We intend to generate revenues through our carbon reduction marketplace from the following sources:

  Product vendor listing fees: vendors of environmental sustainability products or services may pay us a fee to advertise and sell products or services through our online marketplace.
  Product sales commission fees: vendors of environmental sustainability products or services may pay us a percentage of sales generated through our marketplace in exchange for the right to advertise and sell products or services via our online marketplace.
  Sale of keyword advertising: advertisers may pay us to embed keyword hyperlinks in informational materials appearing on our website. When a user follows the link, they will be directed to a sponsor's website.
  Sale of advertising via Google AdSense: Google AdSense displays text-only ads that correspond to keywords of the content of the page on which the ad is shown. For example, an article on our website regarding a producer of solar energy panels might return an advertisement for that producer’s website or a website of a retailer where the producer’s products are available. We have not yet applied to participate in the Google AdSense program, but intend to do so once our website is complete.
  Large-scale private survey services: we plan to offer the use of our carbon calculator and online infrastructure to private marketing firms or other entities to host large-scale, private survey solicitation campaigns.
  Sale of market research information: we plan to sell market research information collected from users of our online marketplace in accordance with our privacy policy which we will publish on our website, and which will be structured according to applicable privacy laws. We are currently in the process of drafting our privacy policy.

Development Plan

On December 14, 2007 we completed the web-based user interface for our carbon footprint assessment software, or carbon calculator, and launched it on our website. End users may now access and use the carbon calculator program, although we may modify the user interface in the future. We intend to hire individuals with expertise in website and electronic commerce platform design to assist our development efforts. We anticipate that we will fully launch the commercial use of our carbon marketplace in fall 2008. More information on our planned targets and anticipated expenses can be found elsewhere in this Prospectus under the heading “Management’s Discussion and Analysis or Plan of Operation”.

Competition and Competitive Advantage

Various online carbon calculator-type websites and applications are currently available which purport to accurately assess carbon emissions. The levels of sophistication and accuracy of these applications vary considerably, with most only capable of providing a superficial analysis of carbon emissions based on a limited set of user inputted or variable data and the limited collection of statistics or data sets on which assumptions for interpreting variable data are made. We intend our carbon calculator to incorporate more comprehensive data sets and calculation methods in relation to other web-based applications. In this way, users of our carbon calculator will be able to input a large range of information and receive accurate and meaningful assessments of carbon footprints. Additionally, our carbon calculator application will be able to identify technologies or services available to users based on the specific information submitted by them and calculate the conservation gains that would result from the implementation of those technologies or services. Though there are several existing businesses which operate or purport to operate on this model, our business model can be distinguished from those in that we intend to provide a comprehensive resource for consumers and suppliers to identify each other and to buy and sell services and products. We believe that the comprehensive nature of our online marketplace, together with the commercial incentives that we intend to provide to dedicated users, will give us a competitive advantage.

Alternative Energy Sources and Technologies

Through our subsidiary Mantra Energy Alternatives Ltd., we intend to develop a portfolio of technologies related to the production of alternative energy, energy production management, the mitigation of greenhouse gas emissions and other environmental sustainability technology.

I. Three-Phase Power Signal Processor

On October 1, 2007 we entered into an agreement with The Governing Council of the University of Toronto (the “University of Toronto”) through our subsidiary Mantra Energy Alternatives Ltd., pursuant to which we paid approximately $12,000 to the University of Toronto to acquire the exclusive right, for a period of 12 months commencing October 1, 2007, to negotiate and obtain an exclusive, worldwide license to exploit an invention known as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems” (the “TPS Processor”). During the term of the agreement the University of Toronto may not enter into any discussions with any other interested party to license or acquire the technology. The inventors of the TPS Processor (who are represented by the University of Toronto) filed patent applications for the TPS Processor in the United State and Canada in 2005. Those patent applications are pending and no patent has yet been granted in respect of the TPS Processor. There is no guarantee that any such patent will be granted either in whole or in part.

Overview

The TPS Processor is designed to permit the more efficient management of large-scale power systems. Three-phase power systems are a common method of large-scale power transmission. Examples of three-phase power systems are most wide-area power grids, electrical generators and turbines, and industrial motors.

Power signals transmitted through three-phase power systems (as well as other systems) are subject to fluctuations as they are generated due to variations in transmission and disturbance from outside factors (such as power spikes or external interference) and other influences. Consequently, it is necessary to monitor and correct these fluctuations at many points across the power grids, and especially at the generating source and at the end-user interface. Failure to monitor and manage these signals can lead to catastrophic events such as the blackout that occurred in the northeast United States and Canada in 2006 where a failure in one part of the grid system cascaded into the overall network, leaving millions of people and many thousands of business without electrical power. In order to function, complex power systems require continuous, on-demand information for control, protection and diagnostics. Currently there is no signal processing method based on a single, low cost, small-size processor unit that is capable of accommodating all this in relation to three-phase power systems. Therefore, through Mantra Energy Alternatives we intend to acquire the TPS Processor, an innovative new technology that we believe will significant improve upon the monitoring systems in use today.

Initial research has been conducted regarding the TPS Processor’s application to wind farms, however the prospective use and functionality of the technology extends well beyond its application to wind farms. If we are successful in acquiring the TPS Processor, we intend to develop it first in the context of wind farms. Thereafter, we intend to evaluate the technology for use in other common three-phase power systems once we have established a market presence.

The University of Toronto has advised us that a third party has conducted a field test of the TPS Processor in Holland. The processor was installed on a wind tower and tested for durability, reliability, safety and quality of power production over a nine-month period. In the field test, the processor allegedly produced grid-quality power and met applicable Dutch industry standards with respect to safety and reliability. The processor was implemented as part of the control/protection platform of a wind turbine system and tested under field operational conditions. The test covered numerous scenarios, including some extreme situations that would likely not happen to the average wind turbine during its lifetime. We have not verified the alleged test results and have requested additional information regarding these results from the University of Toronto. Even if the preliminary test of the TPS Processor have been successful, it is likely that extensive additional development, refinement and testing will be required before we can assess the commercial value of the TPS Processor, and there is no guarantee that the TPS Processor will ever be commercially viable.

TPS Processor Design

The TPS Processor consists of two distinct parts: a controller and a driver. The controller takes the “pulse” of the raw incoming power and comprehensively analyzes the signal and determines all of its characteristics; it also performs a similar function on the grid network to create a complete profile of the source and destination power supplies. The controller then instructs the driver regarding the modifications to be made to the source power supply to ensure compatibility with the destination supply. The controller also has pre-established safety limits inherent in its programming so that if the signal from the source becomes too erratic or threatens overload, it will instruct the driver to shut down for safety reasons to protect people or equipment. This process happens almost instantly.

The driver receives instructions from the controller and modifies the source power supply to make it compatible with the destination supply. The driver is a fairly standard piece of equipment; however, it does possess some unique modifications to make the interface with the controller seamless. The above description works entirely in reverse so that if, for example, the destination was a specific piece of equipment with special electrical properties that was being fed from an independent source, if the independent source failed for any reason then the controller would instruct the driver to take power from an alternative source (the grid), modify it and feed it to the equipment, thereby providing a seamless, uninterrupted supply of power to the equipment.

The TPS Processor is capable of receiving sets of signals, including, but not limited to, signals which correspond to voltage, magnetic and flux, and which can serve as a building block for various signal processing requirements encountered in the context of power systems control, protection, monitoring and quality. However, we anticipate that extensive additional testing and development will be required before any commercially viable application of the TPS Processor can be made.

Marketing Plan

The European trials that have been conducted use the TPS Processor in the context of wind farms and it is in this application that we intend to make first use of the technology. Wind farms in North America are in their infancy compared to other parts of the world, and many of the installations being proposed are small compared to installations in Europe. Through our wholly owned subsidiary Mantra Wind Ltd., we have approached a developer of small wind farms and initiated negotiations regarding equipping a small wind farm with TPS Processors. We will not finalize these negotiations unless we are successful in securing a license for the TPS Processor. Each turbine will require at least one TPS Processor unit, and if we succeed in installing and operating the TPS Processor under various load conditions for approximately one year we will have sufficient technical data to use the wind farm as a TSP Processor showcase for the North American market. Meanwhile, we intend to use the European trial data to approach operators there with the proposal to retrofit some older installations with the improved performance that the TPS Processor offers.

Competition and Competitive Advantage

Other methodologies currently exist to monitor power systems, the most common of which are Fast Fourier Transform (“FFT”) methods. FFT methods are intended for fixed frequency applications and can be made only partially frequency-adaptive where frequency changes are slow. Such adaptation is accomplished by using high sampling rates, variable sampling rates and/or nonlinear feedback processing. As a result, FFT methods generally increase sensitivity to signal noise and disturbances and increase the computational time, cost and complexity of monitoring systems. By contrast, the TPS Processor overcomes these limitations and the reaction time is reduced from a matter of seconds to thousandths of a second. The ability to detect and correct signals using the TPS Processor could mean be the difference between grid failure and normal operations.

II. Electro Reduction of Carbon Dioxide (“ERC”)

On November 2, 2007 we entered into a technology assignment agreement with 0798465 BC Ltd. through our wholly owned subsidiary Mantra Energy Alternatives Ltd., whereby we acquired all right and title in and to a certain chemical process for the electro-reduction of carbon dioxide as embodied by and described in the following patent cooperation treaty application:

Country	Serial No.	File Date	Status
Patent Cooperation Treaty (PCT)	PCT/CA2006/001743	10/13/2006	PCT

The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide, or ERC, has been proven functional through small scale prototype trials. ERC offers a possible solution to reduce the impact of carbon dioxide (CO2) on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy.

In fuel cells liquid fuels are indirectly burned with air to form carbon dioxide and water, while generating electricity. This process is known as electrochemical combustion or electrooxidation. The complimentary nature of ERC and electrooxidation makes it possible to use ERC in a regenerative fuel cell cycle, where carbon dioxide is converted to a fuel that is consumed in a fuel cell to regenerate carbon dioxide. As shown in the figure, the net energy input required in this cycle could be supplied from a renewable or non-fossil fuel source.

ERC Products:

ERC has been shown to produce a range of compounds, including formic acid, formate salts, oxalic acid, and methanol. The efficiency for generation of each compound depends on the experimental conditions, most importantly the material of the cathode, which catalyses the electrochemical reactions.

Until appropriate cathodes are found some products of CO2 reduction (methanol, for instance) are obtained at efficiencies too low for practical use. Other products can be generated on known cathodes with high current yields that could support valuable practical processes. For example, formic acid has been obtained on tin cathodes with current yields above 80%. Formate salts and sodium bicarbonate are obtained at similarly high yields

Established and Emerging Market for ERC Products:

The existing applications of ERC products include use as feedstock preservatives, de-icing solutions, and baking soda, among others. The development of direct formic acid fuel cells (DFAFCs) may result in another commercial application of ERC products. DFAFCs are currently being tested by major producers of portable electronics in phones, laptops and computers, however there is no guarantee that DFACs will ever become commercially viable. Sodium formate and formic acid are the primary products of the ERC process and are the fuel of DFAFCs. Both chemicals are now used as preservatives in feedstock. Sodium formate is also used in de-icing.

Competition and Competitive Advantage

There are several existing alternative methods to ERC which convert CO2 into useful products. Other methods include, for example:

  Thermo-chemical reactions to produce carbon monoxide, formic acid, methane or methanol
  Bio-chemical reactions to produce methane
  Photo-chemical reactions to produce carbon monoxide, formaldehyde or formic acid
  Photo-electro-chemical reaction to produce carbon monoxide and possibly methane & methanol

Some thermo-chemical methods are established commercial industrial processes (e.g. production of methanol from CO2) however, like ERC, most of these alternative methods of CO2 conversion are still at the level of laboratory research and development projects. These alternative methods typically suffer from the following problems:

  Low reaction rate and low CO2 space velocity make it too costly and time consuming to process industrial quantities of CO2
  Low selectivity for specified product(s) makes it harder to control product yield
  High operating temperature and pressure requires large quantities of fossil fuels to power reaction
  Fast cathode deterioration raises costs and makes the method labour intensive
  Highly expensive and cumbersome hydrogen (H2) is required as a feed reactant

Based on scholarship and test results to date, our Management believes that, compared with alternative methods of CO2 conversion, ERC, when converting CO2 to formate or formic acid, has several notable advantages including the following:

  Medium reaction rate allows for commercially viable CO2 processing times
  Medium CO2 space velocity gives the ability to treat comparatively large volumes of CO2
  High product selectivity for formate and formic acid
  Low operating temperature and pressure make it possible to rely on renewable sources of electricity instead of fossil fuels.
  Hydrogen (H2) is not required as feed reactant

However, because ERC has not yet been tested at a commercially viable scale, there is no guarantee that any of the advantages cited by our Management will translate into actual competitive advantages for ERC over competing methods for CO2 conversion. Also, like other competing methods, ERC suffers from fast cathode deterioration, and we must successfully isolate or develop a better ERC cathode in order to gain a competitive advantage in this regard.

ERC Development to Date

We have retained one of the creators of the technology, Professor Colin Oloman, who is also a member of our Scientific Advisory Board, to further develop the carbon dioxide reduction process to achieve optimal results on a consistent basis. On June 1 2008, we entered into a Technology Development and Support Agreement with Kemetco Research Inc., an integrated science, technology and innovation company. Pursuant to that agreement, we have established a research and development facility for the ERC in Vancouver, British Columbia, staffed by a dedicated research team provided by Kemetco. The term of our agreement with Kemetco is for a period of one year commencing June 1, 2008. In addition to monthly fees of $1,650 to use the facility, we have agreed to pay a one time fee of $10,000 for lab facility upgrades and an aggregate of approximately $240,000 in consulting fees for the services of a part-time senior engineer, a dedicated research engineer and a dedicated research assistant. We are also responsible for all incidental research costs pre-approved by us. We estimate that our total costs under the agreement will be approximately $350,000.

In collaboration with Kemetco, we have commenced a development program that will see the construction of a bench scale (1 kg of CO2 per day) industrial grade ERC test reactor by October 2008, to be followed by 6 to 12 months of testing to determine whether further development is warranted. We are also establishing relationships with industrial partners to pair the ERC with complimentary technologies and applications.

Pictured Above, Design for Bench Scale ERC Reactor
Scheduled for Completion by October, 2008

We anticipate that commercialization of ERC will require us to develop reactors capable of processing not less than 100 tons of CO2 per day; however, there is no guarantee that we will successfully produce reactors of that size. Production of commercially viable ERC reactors will depend on continued research and development, successful testing of small scale ERC reactors, and securing of additional financing. At the conclusion of our current agreement and development program with Kemetco, an assessment will be made of the project’s progress and the next phase to be conducted.

Energy System Design and Development

Overview

Through our wholly-owned subsidiary, Climate ESCO Ltd., we intend to provide energy service consulting. Our management believes that fundamental changes are occurring in energy markets because of escalating natural gas prices, fuel price volatility, increasing demand for alternative energy, electricity market restructuring and concern for climate change, and these factors are creating strong incentives for fuel switching, on-site energy production and the refinement of existing energy supply systems.

Through Climate ESCO we intend to develop innovations that will reduce energy costs for our customers and will stabilize supply, both at the production and consumer levels. We will work closely with any customers we are able to attract to identify opportunities to optimize production processes, reduce energy consumption, reduce operating costs and improve internal controls and the overall management of energy consumption.

Services

We intend to provide the following consulting services to assist companies in developing and executing sustainability initiatives:

  Assessment services: We will begin the process of developing solutions by conducting a detailed assessment of existing each customer’s operations and infrastructure in the context of their future plans and objectives.
  Technology services: An integral part of our services will be to identify available technologies that are suitable to assist customers in meeting their objectives.
  Installation services: We plan to develop a network of qualified and skilled wind energy installers, turbine and tower suppliers and technology providers and contractors.
  Aftercare services: Our services will include a post-infrastructure upgrade assessment to monitor progress and to measure the accuracy of predicted gains.

Our energy service solutions will address all aspects of our planned customers’ businesses such as supply and demand forecasting, system design, budgeting, and identification of suitable technologies, technology installation and maintenance which will enable customers to optimize their resources and provide significant benefits in energy cost savings, mitigation of negative environmental by-products and preservation of the environment. We hope that this integration will maximize customers’ resources and provide opportunities for value creation through the risk management and system assessment.

Competition and Competitive Advantage

There are many entities engaged in energy system design and consultation services, most of who are focused on servicing large-scale industrial entities. We intend to distinguish Climate ESCO’s services from our competitors by addressing the particular needs of small to medium sized niche businesses seeking to maintain strict environmental conservation standards and who wish develop a reputation for environmental stewardship. We also intend to market our services to residential developers and property owners who wish to adopt cutting edge sustainable energy solutions.

Promotional and Marketing Services

Overview

In addition to assisting companies in developing and executing important sustainability initiatives, we assist companies to communicate their objectives and sustainability initiatives to their customers and suppliers. Our promotional and marketing services are primarily targeted at small to medium sized businesses in the North American market.

There is growing pressure on corporate entities of all sizes to carry out their business on a day-to-day basis in an environmentally friendly and sustainable way. Through our wholly owned subsidiary, Mantra Media Corp., we provide promotional and marketing services to companies in all aspects of the sustainability sector who wish to ensure that their customers and other people are aware of the sustainability initiatives that they are implementing.

Mantra Media offers comprehensive marketing, advertising and public relations services, including, but not limited to:

  developing and implementing integrated promotional and public awareness strategies;
  copyrighting;
  advertising and packaging design;
  multimedia development;
  event planning; and
  public relations.

Competition and Competitive Advantage

There are many entities engaged in marketing, advertising and public relations services, most of whom do not provide services tailored to the environmental sustainability industry. We seek to distinguish Mantra Media’s services from those offered by our competitors by addressing the particular needs of businesses seeking to maintain strict environmental conservation standards and whose reputations rely to an extent on those standards. This may be achieved by integrating Mantra Media’s services with the expertise and know-how gained through the operation of our other subsidiaries.

Wind Farm Development

Through our wholly owned subsidiary Mantra Wind Inc., we intend to build small to medium sized wind farm facilities. We intend to use these wind farms, first, to test emerging wind power generation technologies, and second, to equip remote communities or communities whose power structures are under stress with an alternative power supply. Presently, members of our management and Corporate Advisory Board have identified and have entered into discussions with owners of wind turbine technology.

More information on how we intend to develop our planned businesses, including target dates of completion of certain steps and our anticipated expenses, can be found elsewhere in this Prospectus under the heading “Management’s Discussion and Analysis or Plan of Operation.”

Market Opportunities for the Mantra Group of Companies

Through our subsidiaries, we intend to acquire or develop a portfolio of environmental sustainability technologies, solutions and services. In an industry poised for growth, we intend to acquire technologies, arrange investments in emission reduction projects and pursue opportunities related to environmental sustainability as they arise.

Marketing Strategy

Our marketing strategy is designed to increase awareness of our various technologies and services through an integrated cross-media approach whereby each of our products and services is positioned and presented to draw attention to our other products and services.

We have established and continue to establish contacts within the environmental conservation community, academic community and other groups by negotiating arrangements for their websites to have links to our planned websites in order to drive traffic to our various subsidiaries.

We communicate the reduced costs and practical benefits of adopting our planned alternative energy sources, energy production technologies and consulting or marketing services through direct marketing, membership in regional sustainable energy associations, participation in targeted trade show events or seminars, and through the network of our Scientific Advisory Board. We develop, promote and position our technologies as commercially viable methods of reducing greenhouse gas emissions. Our direct marketing efforts involve media and analyst communication and contact with multiple decision makers, including Chief Executive Officers, Presidents, Vice Presidents and Operations Managers of companies in our industry. We continually seek opportunities to place our brand in industry-specific publications, press releases, authored articles, internet publications, online promotions and web-blogs.

Competition for the Mantra Group of Companies

Our competition consists of a number of small companies capable of competing effectively in the alternative energy market as well as several large companies that possess substantially greater financial and other resources than we do. Many of these competitors are substantially larger and better funded than us, and have significantly longer histories of research, operation and development. Our competitors include technology providers or energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro and other renewable energy sources. In addition, we will face well-established competition from electric utilities and other energy companies in the traditional energy industry who have substantially greater financial resources than we do.

Our competitors may be able to offer more competitively priced and more widely available energy products than ours and they also may have greater resources than us to create or develop new technologies and products. Therefore, there is no assurance that we will be successful in competing with existing and emerging competitors in the alternative energy industry or traditional energy industry.

We plan to identify business opportunities with interested parties and potential customers by networking and participating in conferences and exhibitions related to greenhouse gas emissions reduction and alternative energy sources and technologies. The strategic and geographic focus of our business is currently the North American market. We believe that one of our competitive advantages is our online carbon reduction marketplace which brings energy/carbon reduction products and service providers into direct contact with consumers and enables the facilitation of business contacts. The focus of our online carbon reduction marketplace is not on business-to-business carbon trading, as is the case with many of our competitors.

While our competitors may be operating similar business models, we plan to build our competitive position in the industry by:

  filling our Scientific Advisory Board with skilled and proficient professionals;
  developing and acquiring technologies to establish sustainable fuel supply chains;
  providing a comprehensive range of services; and
  providing marketing and promotion services to generate public awareness and enhance the reputation of sustainability initiatives.

However, since we are a newly-established company, we face the same problems as other start-up companies in other industries. Our competitors may develop similar technologies to ours and use the same methods as we do, and they may generally be able to respond more quickly to new or emerging technologies and changes in legislation and industry regulation. Additionally, our competitors may devote greater resources to the development, promotion and sale of their technologies or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Government Regulations

Some aspects of our intended operations will be subject to a variety of federal, provincial, state and local laws, rules and regulations in North America and worldwide relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. For example, we are subject to the Resource Conservation Recovery Act (“RCRA”), the principal federal legislation regulating hazardous waste generation, management and disposal.

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removing or remediating certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of the hazardous or toxic substances. These laws and regulations may require the removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders. The costs arising from compliance with environmental and natural resource laws and regulations may increase operating costs for both us and our potential customers. We are also subject to safety policies of jurisdictional-specific Workers Compensation Boards and similar agencies regulating the health and safety of workers.

In addition to the forgoing, in the future our U.S., Canadian and global operations may be affected by regulatory and political developments at the federal, state, provincial and local levels including, but not limited to, restrictions on offset credit trading, the verification of offset projects and related offset credits, price controls, tax increases, the expropriation of property, the modification or cancellation of contract rights, and controls on joint ventures or other strategic alliances.

We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our intended business. At this time, we do not anticipate any material capital expenditures to comply with environmental or various regulations and requirements.

While our intended projects or business activities have been designed to produce environmentally friendly green energy or other alternative products for which no specific regulatory barriers exist, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs and decreasing potential demand for our technologies, products or services, which could have a material adverse effect on our results of operations.

Research and Development Expenditures

Since our inception, we have researched and developed plans for our carbon reduction marketplace and we intend to continue this development. We expect to spend approximately $410,000 on the research and development of our carbon reduction marketplace over the next 12 months.

If we are successful in acquiring carbon-reducing technologies, we plan to retain a number of technical consultants and scientific advisors to help us develop and commercialize such technologies. We anticipate that we will incur modest expenses on research and development in carbon-reducing technologies over the next 12 months.

Employees and Consultants

As of September 10, 2008, we had seven full-time consultants providing services to us in the areas of management, administration and business and systems development. Those seven consultants include our Chief Executive Officer and our Chief Financial Officer, both of whom work in the areas of business development and management. We also engage independent contractors in the areas of accounting, legal, auditing services, graphic design services, investor relations, corporate development, general research, scientific research and development and general policy advising.

Over the next 12 months, we anticipate that we or our subsidiaries will add approximately four part-time consultants as members of our Scientific Advisory Board and 15 full-time consultants or employees in the areas of programming, software development, general research, scientific research and development, sales and marketing.

Intellectual Property

We acquired the process for the “Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”, or the ERC technology, on November 2, 2007 pursuant to a technology assignment agreement with 0798465 BC Ltd. According to the agreement, we paid 0798465 BC Ltd. 40,000 common shares at a fair market value of $0.25 per share and 250,000 options to purchase our common shares at an exercise price of $0.25 per share until October 31, 2012. The process for the ERC technology was developed by Dr. Colin Oloman and Dr. Hui Li at the University of British Columbia's Clean Energy Research Center in Vancouver. They filed the initial patent application for the invention under the Patent Cooperation Treaty in 2006. We acquired all right and title in and to the ERC technology as embodied by and described in the following patent cooperation treaty application:

Country	Serial No.	File Date	Status
Patent Cooperation Treaty (PCT)	PCT/CA2006/001743	10/13/2006	PCT (1)

The Patent Cooperation Treaty, an international patent law treaty, provides a unified procedure for filing patent applications to protect inventions in each of its contracting states.

(1)	The PCT filing was made with a Receiving Office in 2006 and a written opinion was issued by International Searching Authority regarding the patentability of the invention which is the subject of the application. Finally, the examination and grant procedures will be handled by the relevant national or regional authorities. On March 31, 2008 we initiated the national patent process. We plan to begin the national patent process initially in Europe, Japan and China. The national phases for other countries, particularly the U.S. and Canada, will be initiated in the near future.

We have not filed for protection of our trademark. We own the copyright of our logo and all of the contents of our website, www.mantraenergy.com.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Our principal executive offices are located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609 2898. The office is approximately 1,689 square feet in size and is leased for a term of approximately two and half years. The lease began on July 1, 2007 and will end on September 30, 2009. Currently we pay rent of approximately $2,300 until September 30, 2008, after which the rent will increase to approximately $2,530 until the end of the lease.

Item 3. Legal Proceedings

As of September 10, 2008, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or concerning any of our properties. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any stock exchange in the United States and Canada. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol MVTG.OB. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock began to trade on the OTC Bulletin Board on January 9, 2008. On that day the highest quoted price of our common stock was $0.75 per share and the lowest quoted price was $0.50 per share. From January to March 2008, the highest quoted price of our common stock on the OTC Bulletin Board was $1.30 per share and the lowest quoted price was $0.46 per share. During June 2008, the highest quoted price of our common stock on the OTC Bulletin Board was $0.28 per share and the lowest quoted price was $0.17 per share. On July 9, 2008, the highest quoted price of our common stock on the OTC Bulletin Board was $0.40 per share and the lowest quoted price was $0.33 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On February 18, 2008 our stock began trading on the Frankfurt Stock Exchange under the symbol EDV 5MV. The Frankfurt Stock Exchange is located in Frankfurt, Germany. The reported closing price of our stock on the Frankfurt Stock Exchange on June 24, 2008 was €0.142 per share.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on January 9, 2008. During May 2008, the highest price of our common stock on the OTC Bulletin Board was $0.47 and the lowest price was $0.20. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
March 1, 2008 – May 31, 2008	0.85	0.20
January 9, 2008 – February 29, 2008	1.30	0.50
Holders

As of September 10, 2008, there were 53 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of May 31, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

From our inception on January 22, 2007 to September 10, 2008, we completed the following sales of unregistered securities:

  On January 23, 2007 we issued 30,000,000 common shares to 0770987 BC Ltd., a company controlled by Larry Kristof, our President, Chief Executive Officer and sole director, at $0.00001 per share for cash proceeds of $300. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act. On July 12, 2007, 15,000,000 of the shares of our common stock issued to 0770987 BC Ltd. were cancelled.
  In May 2007 we issued 1,740,000 common shares to twelve non-U.S. investors at $0.02 per share for cash proceeds of $34,800, and 20,000 common shares to a non-U.S. individual with a fair market value of $400 for consulting services. On September 7, 2007 10,000 of the common shares issued for consulting services were cancelled due to termination of the consulting agreement. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On July 6, 2007 we issued 1,221,500 common shares to sixteen non-U.S. investors and eight U.S. investors at $0.10 per share for cash proceeds of $122,150, and 25,000 common shares to a non-U.S. individual with a fair market value of $2,500 for consulting services. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act. On September 7, 2007 the 25,000 common shares issued for consulting services were cancelled due to the termination of the consulting agreement.
  In August 2007 we issued 1,102,000 common shares to twenty-one non-U.S. investors and six U.S. investors at $0.25 per share for cash proceeds of $275,500. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act and Regulation S thereunder.
  On September 1, 2007 we granted options to purchase up to 650,000 common shares to seven consultants pursuant to consulting agreements for the provision of management or administrative services. Of the 650,000 options, 250,000 options vested on September 1, 2007 and are exercisable at $0.25 per share until September 1, 2009 or the termination of the applicable consulting agreement, whichever occurs earlier. The remaining 400,000 options vested on January 1, 2008 and are exercisable at $0.25 per share until January 1, 2010 or the termination of the applicable consulting agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act. On June 25, 2008, in exchange for one of our consultants providing us with ongoing consulting services, we extended the exercise date of 300,000 of these options to the earlier of August 29, 2008 or a date that is five business days after our common stock trades at least one time on the OTC Bulletin Board at a price at or above $0.50 per share for seven consecutive trading days.
  In September 2007 we issued 37,878 common shares to one non-U.S. investor at $0.25 per share for cash proceeds of $9,470, and 100,000 common shares to four non-U.S. consultants with a fair market value of $0.25 per share for consulting services. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act.
  In October 2007 we issued 259,200 common shares to seven non-U.S. investors at $0.25 per share for cash proceeds of $64,800. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On October 5, 2007 we granted options to purchase up to 300,000 common shares to six consultants pursuant to consulting agreements for the provision of advisory services in relation to our Corporate and Scientific Advisory Boards. The 300,000 options are exercisable at $0.25 per share until October 5, 2009 or the termination of the applicable consulting agreement, whichever occurs earlier. These securities were issued without aprospectus pursuant to Regulation S under the Securities Act.

  On November 1, 2007 we issued 40,000 common shares and granted options to purchase up to 250,000 common shares to 0798465 BC Ltd., a company owned by our consultant and Scientific Advisory Board member, Colin Oloman, pursuant to a technology assignment agreement. The options are exercisable at $0.25 per share until October 31, 2012 or the rescission of the technology assignment agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  In November 2007 we granted options to purchase up to 250,000 common shares to four consultants pursuant to consulting agreements for the provision of technology, business and multi-media development services. Of the 250,000 options, 150,000 are exercisable at $0.25 per share and 100,000 are exercisable at $40 per share. All options expire on the earlier of two years from the date of issuance or the date of termination of the applicable consulting agreement. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  In November 2007 we issued 155,000 units to eight non-U.S. investors and one U.S. investor at $0.40 per unit for cash proceeds of $62,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants. Of the 155,000 warrants, 6,250 were issued on November 21, 2007, 103,750 were issued November 20, 2007, and 45,000 were issued on November 15, 2007. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act and Regulation S thereunder.
  On December 4, 2007 we issued 100,000 common shares to our stock transfer agent, Island Stock Transfer, for services. On December 13, 2007 we issued Domenic Roy 25,000 common shares pursuant to a consulting agreement for the provision of multi- media development consulting services. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act and Regulation S thereunder.
  On December 19, 2007 the 25,000 common shares issued for consulting services toDomenic Roy were cancelled due to the termination of the consulting agreement.
  In December 2007 we issued 568,750 units to various non-U.S. investors and two U.S. investors at $0.40 per unit for cash proceeds of $227,500. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share for two years from the date of issuance of the warrants. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act and Regulation S thereunder.
  In December 2007 we granted options to purchase 50,000 common shares to Dr. Edward J. (Ben) Anthony, a member of our Scientific Advisory Board, pursuant to a consulting agreement. The 50,000 options are exercisable at $0.40 per share for two years from the date of issuance of the options or the termination of the consulting agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On February 12, 2008 we issued 600,000 units to Metradon Ventures Limited at $0.40 per unit with a fair market value of $240,000 pursuant to a consulting agreement for the provision of business development services. Each unit consists of one common share and one warrant to purchase one common share at $0.40 per share until August 12, 2008. These securities were issued without a prospectus pursuant to Section 4(2) andRegulation S under the Securities Act.

  On February 13, 2008 we issued 275,000 common shares to Dan Funaro, a member of our Corporate Advisory Board, and Omni Enterprises Limited upon the exercise of warrants at a price of $0.50 per share for cash proceeds of $137,500. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On February 28, 2008 we issued 100,000 units to 0770987 BC Ltd. a company controlled by Larry Kristof, our President, Chief Executive Officer and sole director, at $0.40 per unit for cash proceeds of $40,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share until February 28, 2010. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On March 5, 2008 we issued 100,000 common shares to Dan Funaro, a member of our Corporate Advisory Board, with a fair market value of $83,000 for consulting services and we issued 100,000 shares to one non-U.S. consultant with a fair market value of $83,000 for consulting services. We also granted options to purchase up to an aggregate of 200,000 common shares pursuant to consulting agreements for advisory services in relation to business development. The 200,000 options are exercisable at $0.75 per share until March 5, 2010 or the termination of the applicable consulting agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On April 25, 2008 we granted options to purchase 25,000 common shares to Cynthia Fei and options to purchase 50,000 common shares to Michael Heid pursuant to consulting agreements for advisory services in relation to corporate communications and systems development, respectively. The 75,000 options are exercisable at $0.45 per share until April 25, 2010 or the termination of the applicable consulting agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On May 1, 2008 we issued 75,000 units to Meh Khan and Garth Henrikson at $0.40 per unit for cash proceeds of $30,000. Each unit consists of one common share and one warrant to purchase one common share at $0.60 per share until May 1, 2010 or five business days after our common shares trade at least once per day on the OTC Bulletin Board at a price equal to or above $0.80 per share for seven consecutive trading days, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On May 28, 2008 we issued 133,333 common shares to our legal counsel at $0.30 per share for $40,000 of past corporate and securities legal services. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On May 28, 2008 we issued 100,000 shares at $0.30 per share to one non-U.S. investor for cash proceeds of $30,000. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On May 28, 2008 we issued 1,600,000 units at $0.125 per unit to Metradon Ventures Limited for a purchase price of $200,000 pursuant to a private placement agreement.
  Each unit consists of one common share and one non-transferable warrant to purchaseone common share at an exercise price of $0.20 until May 28, 2009. The agreementcalled for Metradon to purchase 4,000,000 units for a total purchase price of $500,000, $200,000 of which was paid upon execution of the agreement and $300,000 of whichwas payable within 30 days of the agreement. These securities were issued without aprospectus pursuant to Regulation S under the Securities Act.

  On June 9, 2008 we granted options to purchase 100,000 common shares to Primus Public Relations pursuant to a consulting agreement for the provision of investor relations services. The 100,000 options are exercisable at $0.20 per share until June 9, 2009 or the termination of the consulting agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On June 10, 2008 we issued 100,000 common shares to Qualico Capital Corp. pursuant to a consulting agreement for the provision of investor and media relations services for a term of 6 months. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act. On July 2, 2008 the 100,000 common shares were cancelled due to the termination of the consulting agreement.
  On June 15, 2008 we agreed to issue an aggregate of 150,000 common shares to ECON Corporate Services, Inc. on a quarterly basis for the provision of marketing services from June 15, 2008 to June 15, 2009. On June 15, 2008 we issued 37,500 common shares to ECON. These shares were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On July 1, 2008 we issued 50,000 common shares and granted options to purchase 150,000 common shares to Q4 Financial Group Inc. pursuant to a consulting agreement for the provision of services by Dennis Petke, our Chief Financial Officer. The 150,000 options are exercisable at $0.25 until June 30, 2010 or the termination of the consulting agreement, whichever occurs earlier. These securities were issued without a prospectus pursuant to Regulation S under the Securities Act.
  On July 2, 2008 we issued 2,400,000 units at $0.125 per unit to Metradon Ventures Limited for a purchase price of $300,000 pursuant to a private placement agreement.
  Each unit consists of one common share and one non-transferable warrant to purchaseone common share at an exercise price of $0.20 until July 2, 2009. The agreementcalled for Metradon to purchase 4,000,000 units for a total purchase price of $500,000,$200,000 of which was paid upon execution of the agreement and $300,000 of whichwas payable within 30 days of the agreement. These securities were issued without aprospectus pursuant to Regulation S under the Securities Act.
  On July 17, 2008 we issued an aggregate of 62,500 common shares at $0.45 per share to SmallCapVoice.com with a fair market value of $28,125 for the provision of public relations services. These shares were issued without a prospectus pursuant to Section 4(2) and Regulation S of the Securities Act.

Our reliance upon the exemption under Section 4(2) of the Securities Act was based on the fact that the issuance of the securities did not involve a “public offering”. Each offering was not a "public offering" as defined in Section 4(2) due to the number of persons involved in the deal, the size of the offering, the manner of the offering and the number of securities offered. We did not undertake an offering in which we sold a high number of shares to a significant number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that the shares are restricted pursuant to Rule 144 under the Securities Act. This restriction ensures that these shares will not be immediately redistributed into the market and will therefore not be part of a "public offering". The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

On October 30, 2007 the SEC declared our registration statement on Form SB-2 effective. This registered 5,072,578 shares of our common stock for resale by approximately 65 selling shareholders. This registration statement did not include a public offering.

Since inception on January 22, 2007 we have made no purchases of equity securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Prospectus. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This Prospectus contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Results of Operations

Our results of operations are summarized below:

	Period from	Year Ended	Period from
	January 22, 2007 (inception) to	May 31, 2008	January 22, 2007 (inception) to
	May 31, 2007		May 31, 2007
	$	$	$
Revenues	$ 0	$ 0	$ 0
Total Operating Expense	$ 2,046,612	$ 2,016,018	$ 30,594
Net Loss	$ (2,046,612)	$ (2,016,018)	$ (30,594)
Loss per common share (basic and assuming dilution)		(0.10)	(0.00)

Lack of Revenues

We have had limited operational history since our inception on January 22, 2007. Since our inception to May 31, 2008 we have not generated any revenues. As of May 31, 2008 we had total assets of $144,124 and total liabilities of $238,617. Since our inception to May 31, 2008 we accumulated a deficit of $2,046,612. As of May 31, 2007 we had total assets of $27,146 and total liabilities of $22,240. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the year ended May 31, 2008, we have total expenses of $2,046,612, including $200,653 in development costs, $19,896 in amortization, $340,185 in consulting and advisory fees, $192,255 in professional fees, $259,967 in management fees, $197,559 in travel, meals and entertainment, and $230,848 in other general and administrative expenses.

By comparison, for the year ended May 31, 2007, we had total expenses of $30,594, including $1,323 in amortization, $2,958 in consulting and advisory fees, $13,554 in professional fees, $12,759 in other general and administrative expenses.

The main reason for the increase in expenses is due to the significant increase in the activity of the company in the following areas – researching, reviewing and performing due diligence on potential projects, getting the company listed for trading, investor awareness and communication, development of website and the corporate identity, financing related expenditures, research and development of technologies and patents, maintaining the public company listing, continuous disclosure, regulatory reporting in both the U.S. and Canada, consulting and advisory fees, general administration and management fees paid to the CEO and CFO.

The prior year consisted of approximately four months of administrative and planning activity relating to initial set up of the company, incorporation costs, engaging legal counsel and auditor, initial recruiting of consultants and advisory board members as well as contractors for all aspects of the business.

Since our inception on January 22, 2007 to May 31, 2008, we accumulated total expenses of $2,046,612, including $200,653 in development costs, $21,219 in amortization, $342,143 in consulting and advisory fees, $192,255 in professional fees, $211,113 in travel, meals and entertainment relating primarily to investor awareness and financing activities, $259,967 in management fees and $243,607 in general and administrative expenses.

Our general and administrative expenses consist of office occupation expenses, communication expenses (cellular, internet, fax and telephone), bank charges, foreign exchange, courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees. Our Website development/Corporate branding costs include fees paid and options granted to contractors for the development of our website and the online carbon calculator, as well as development of the corporate identity including graphics design for advertising, brochures and other related material. Business development, consulting and advisory costs include fees paid, shares issued and options granted to contractors and advisory board members. A significant portion relates to fees paid in the form of shares for the development of business in China and Hong Kong. As a result of these expenditures, the Company has identified several promising “green technology” joint ventures in Asia, including an exclusive distributorship arrangement for industrial lighting products with a Hong Kong company.

Net Loss

Since our inception on January 22, 2007 to May 31, 2008, we incurred net loss of $2,046,612. For the year ended May 31, 2008, we incurred net loss of $2,016,018. For the period from January 22, 2007 (Date of Inception) to May 31, 2007, we incurred a net loss of $30,594. Our net loss per share was $0.10 for the year ended May 31, 2008 and $0.001 for the period from January 22, 2007 (Date of Inception) to May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008 we had cash of $26,201 and a working capital deficit of $192,990. Since our inception on January 22, 2007 to May 31, 2008, our accumulated net loss was $2,046,612. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

Since our inception on January 22, 2007 to May 31, 2008, we have raised gross proceeds of $1,198,920 in cash from the sale of our securities and the exercise of warrants.

Since our inception on January 22, 2007 to May 31, 2008 we used net cash of $69,901 in investing activities and $1,151,564 in operating activities. We also received net cash of $1,234,220 from financing activities.

In April 2008 we signed a letter of intent with Northwind Ethanol Inc. for a possible multi-stage investment in Northwind's cellulose ethanol process. We are now conducting due diligence of Northwind's proprietary technology, which is intended to support a closed-loop cellulose ethanol production facility with zero emissions. We estimate that we will require approximately $100,000 in financing to acquire Northwind's proprietary technology.

We expect to require approximately $3,470,000 in financing to acquire and develop technologies and launch the online carbon reduction marketplace over the next 12 months (beginning September 1, 2008), as follows:

Description	Estimated expenses
($)
Full launch and development of an online carbon reduction marketplace	100,000
Development and marketing of TPS Processor	900,000
Acquisition of Northwind's proprietary technology	100,000
Development and marketing of the ERC Technology and establishment of a research laboratory facility	500,000
Development of the end-to-end energy services business	525,000
Development of the promotional and marketing service business	225,000
Preliminary development of wind farms	225,000
Product testing of technologies developed in Asia	500,000
Total	3,470,000

Our other planned operational expenses for the next twelve months (beginning September 1, 2008) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Completion of road shows	December 31, 2008	26,000
Management and consulting fees (including expenses of our Scientific Advisory Board)	12 months	700,000
Raise additional private or public equity (legal, accounting and marketing fees)	December 31, 2008	176,000
Legal and professional fees	12 months	140,500
Travel and promotional expenses	12 months	230,000
General and administrative expenses	12 months	129,500
Total		1,402,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. Of the $4,872,000 that we require for the next 12 months, we had $26,201 in cash as of May 31, 2008. In order to fully carry out our business plan, we therefore need additional financing for the next 12 months of approximately $4,846,000 In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We tend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we and our subsidiaries may not be able to continue operations or effectively develop and market our products and services. Our business plan may fail and you may lose your entire investment.

If our operations and cash flow improve through these efforts, our management believes that we can continue to operate. However, no assurance can be given that our management's actions will result in profitable operations or improve our liquidity. The threat that we will be unable to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-Based Compensation

We have adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” using the modified retrospective transition method. We did not issue any stock options since our inception to May 31, 2007. Accordingly, there was no effect on our reported loss from operations, cash flows or loss per share as a result of SFAS No. 123R. As of September 10, 2008 we had outstanding options to purchase 1,700,000 common shares which were granted to our consultants for their consulting services.

As we have a limited trading history, we have used the S&P Small Cap Index to calculate the volatility of our common stock. The assumptions we relied upon in our calculations are as follows: the risk-free interest rate, which is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option; the dividend rate, which was 0% as we have not paid, and do not intend to pay any dividends; the expected life of the award, which is assumed to be equal to the full term of the award as we had not previously granted options; and the fair value of our common stock, which was $0.25 at the measurement date. We determined that the fair value of our common stock was equal to the value of our most recent issuance of common stock for cash.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Mantra Venture Group Ltd.
(A Development Stage Company)

May 31, 2008
Index
Report of Independent Registered Public Accounting Firm	F–1
Report of Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets as of May 31, 2008 and 2007	F–3
Consolidated Statements of Operations for the years ended May 31, 2008 and 2007 and htethe period from inception (January 22, 2007) Through May 31, 2008	F–4
Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007 and the period from inception (January 22, 2007) Through May 31, 2008	F–5
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended May 31, 2008 and 2007 and htethe period from inception (January 22, 2007) Through May 31, 2008	F–6
Notes to the Consolidated Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Mantra Venture Group, Ltd and Subsidiary
(A Development Stage Company)
 Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Mantra Venture Group, Ltd and Subsidiary’s as of May 31, 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Mantra Venture Group, Ltd and Subsidiary’s as of May 31, 2007 and from the period of inception (January 22, 2007) to May 31, 2007 and from the period of inception (January 22, 2007) to May 31, 2007 were audited by other auditors whose report dated September 20, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group, Ltd and Subsidiary as of May 31, 2008 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations,a net stockholders' deficit, and a working capital deficit. The factors raise substantial doubt that the Company wllwill be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might reflect these uncertainties.

/s/McElravy, Kinchen & Associates, P.C.
Houston, Texas

September 15, 2008

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mantra Venture Group Ltd.
(a development stage company)
Vancouver, BC, Canada

We have audited the accompanying consolidated balance sheet of Mantra Venture Group Ltd., a Nevada corporation, as of May 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from January 22, 2007 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group Ltd. (a development stage company) as of May 31, 2007, and the results of its operations and its cash flows for the period from January 22, 2007 (inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. Management’s plan to address these matters is disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JORGENSEN & CO.
(a registered pubic accounting firm)
September 20, 2007
Bellevue, Washington

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Balance Sheets

	May 31, 2008	May 31, 2007
ASSETS
Current Assets
Cash	$ 26,201	$ 13,982
Taxes receivable	18,418	357
Security deposit	1,008	932
Total Current Assets	45,627	15,271
Intangible Assets (Note 3)	42,815	–
Property and Equipment (Note 4)	55,682	11,875
Total Assets	$144,124	$ 27,146
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 135,309	$ 8,794
Due to related parties (Note 5)	103,308	13,446
Total Current Liabilities	238,617	22,240
Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 20,000,000 shares, par value $0.00001Issued: no shares	–	–
Common Stock (Note 6)
Authorized: 100,000,000 shares, par value $0.00001 Issued: 23,452,661 shares (May 31, 2007 – 16,760,000 shares)	235	168
Additional Paid-In Capital	1,951,884	35,332
Deficit Accumulated During the Development Stage	(2,046,612)	(30,594)
Total Stockholders’ Equity (Deficit)	(94,493)	4,906
Total Liabilities and Stockholders’ Equity (Deficit)	$ 144,124	$ 27,146

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statements of Operations

	Accumulated From
	January 22, 2007		From January 22, 2007
	(Date of Inception)	For the Year Ended	(Date of Inception)
	to May 31, 2008	May 31, 2008	to May 31, 2007
Revenue	$ –	$ –	$ –
Operating Expenses
Depreciation and amortization	21,219	19,896	1,323
Business development	200,653	200,653	-
Consulting and advisory	343,143	340,185	-
Management fees	259,967	259,967	2,958
General and administrative	243,607	230,848	12,759
Research and development	82,428	82,428	-
Shareholder communication, awareness, financing	183,912	183,912	-
Professional fees	192,255	192,255	13,554
Travel meals and entertainment	211,113	197,559	-
Public listing costs	147,047	147,047	-
Website development/Corporate branding	161,268	161,268	-
Total Operating Expenses	2,046,612	2,016,018	30,594
Net Loss	$ (2,046,612)	$ (2,016,018)	$ (30,594)
Net Loss Per Share
Continuing Operations – Basic and Diluted		$(0.10)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and Diluted		19,767,301	5,275,425

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From January 22, 2007
	For the Year Ended	For the Year Ended	(Date of Inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
Operating Activities
Net loss	$ (2,016,018)	$ (30,594)	$ (2,046,612)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	19,896	1,323	21,219
Shares issued for services	521,000	200	521,200
Stock based compensation	158,884	-	158,884
Changes in operating assets and liabilities
Taxes receivable	(18,061)	(357)	(18,418)
Security deposit	(76)	(932)	(1,008)
Other assets	(12,000)		(12,000)
Accounts payable and accrued liabilities	126,515	8,794	135,309
Due to related parties	89,862		89,862
Net Cash Used in Operating Activities	(1,129,998)	(21,566)	(1,151,564)
Investing Activities
Purchase of property equipment	(56,703)	(13,198)	(69,901)
Net Cash Used in Investing Activities	(56,703)	(13,198)	(69,901)
Financing Activities
Proceeds from exercise of warrants	137,500	-	137,500
Proceeds from issuance of common stock	1,061,420	35,300	1,096,720
Net Cash Provided by Financing Activities	1,198,920	35,300	1,234,220
Change in Cash	12,219	13,982	26,199
Cash – Beginning	13,982	-	-
Cash – Ending	26,201	13,982	26,199
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–
Non Cash Activity
Stock issued for patent – 40,000 shares @ $0.25	$ 10,000	-	$ 10,000
Options issued for patent	$27,854		$27,854

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from January 22, 2007 (Date of Inception) to May 31, 2008

	Common Shares
	Number	Amount	Additional Paid-in Capital (Discount)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
		-	-
Balance – January 22, 2007	–	$ –	$ –	$ –	$ –
(date of inception)
Stock issued for cash at $0.00001 per share	15,000,000	150	150	–	300
Stock issued for cash at $0.02 per share	1,750,000	18	34,982	–	35,000
Stock issued for services at $0.02 per share	10,000	–	200	–	200
Net loss for the period	–	–	–	(30,594)	(30,594)
Balance – May 31, 2007	16,760,000	168	35,332	(30,594)	4,906
Stock Issued For Cash
Stock issued for cash at $0.10 per share	1,221,500	12	122,138	–	122,150
Units issued for cash at $0.125 per share	1,600,000			–
Allocation to shares	–	16	83,533	–	83,549
Allocation to warrants	–	–	116,451	–	349,770
Stock issued for cash at $0.25 per share	1,399,078	14	349,756	–	349,770
Stock issued for cash at $0.30 per share	100,000	1	29,999	–	30,000
Units issued for cash at $0.40 per share	898,750
Allocation to shares	–	9	248,770	–	248,779
Allocation to warrants	–	–	110,721	–	110,721
Stock Issued For Service
Stock issued for services at $0.25 per share	100,000	1	24,999	–	25,000
Stock issued for services at $0.30 per share	133,333	2	39,998	–	40,000
Stock issued for services at $0.40 per share	125,000	1	49,999	–	50,000
Units issued for services at $0.40 per share	600,000
Allocation to shares	–	6	96,479	–	96,485
Allocation to warrants	–	–	143,515	–	143,515
Stock issued for services at $0.83 per share	200,000	2	165,998	–	166,000
Stock Issued For Exercise of Warrants
Units issued upon exercise of warrants at $0.50 per share	275,000	3	137,497	–	137,500
Stock Issued For Patent
Stock issued for patent at $0.25 per share	40,000	0	10,000	–	10,000
Options issued for patent	-	-	27,815		27,815
Options Issued For Service
Stock Based compensation			158,884		158,884
Net loss for the year	–	–	–	(2,016,018)	(2,016,018)
Balance – May 31, 2008	23,452,661	$ 235	$ 1,951,884	$(2,046,612)	$(94,492)

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Carbon Commodity Corp., Climate ESCO Ltd., Ethical Addiction Inc., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra Media Corp., and Mantra Wind Inc., each incorporated in the state of Nevada. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of May 31, 2008 and 2007 basic and dilutive EPS were the same due to the effect all potentially dilutive instruments being antidutive.

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of 90 days or less at the time of issuance to be cash equivalents. As at May 31, 2008 and 2007, the Company has no items that represent cash equivalents.

	e)	Financial Instruments

The fair value of financial instruments, which include cash, taxes receivable, accounts payable and accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. As at May 31, 2008 and 2007, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	f)	Income Taxes

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

	g)	Revenue Recognition

The Company intends to recognize revenues, if any, when products have been shipped, or services has been rendered pursuant to the terms of the related contractual arrangement where the value of the revenue is determinable and the collectability is reasonably assured.

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has determined that any potiential foreign currency translation gain or loss is not material and as a result other comprehensive income presentation is not presented.

	i)	Stock-based Compensation

The Company records stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Consolidated Statement of Operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable in accordance with the provisions of EITF 96-18.

	j)	Intangible Assets

The costs of the Company’s intangible assets have been capitalized pursuant to FAS 142 “Goodwill and Other Intangible Assets” as they have been developed to the point where technological feasibility has been proven or have been purchased and are feasible. The Company records amortization on its intangible assets based upon the lesser of the estimated useful or legal life of the patent.

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

k)	Property and Equipment

Property & equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

l)	Long-Lived Assets

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

m)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163,

“Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Issued Accounting Pronouncements (continued)

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

3.	Intangible Assets

Intangible assets consists of costs incurred related to the acquisition of certain technologies and related patent applications. On October 1, 2007, the Company entered into an agreement and paid $12,000 to acquire the exclusive right, for a period of twelve months commencing October 1, 2007, to obtain the exclusive worldwide license to exploit an invention known as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems” (the “TPS Processor”). The inventors of the TPS Processor (who are represented by the University of Toronto) filed patent applications for the TPS Processor in the United States and Canada in 2005. Those patent applications are pending and no patent has yet been granted in respect of the TPS Processor. The Company has a one year right to this patent and therefore has amortized $7,000 of this patent based upon the one year life.

On November 2, 2007, the Company entered into a technology assignment agreement whereby the Company acquired all right and title in and to a certain invention for the electro-reduction of carbon dioxide subject to a patent cooperation treaty application in consideration for 40,000 shares of the Company’s common stock with a fair value of $10,000 and options to purchase 250,000 shares of the Company’s common stock with a fair value of $27,854. This patent is still pending as of May 31, 2008.

Subsequent to the acquisition of the electro-reduction of carbon dioxide technology the Company has entered into a Technology Development and Support Agreement to develop the technology and has expended $36,826 on development costs and an additional $27,371 in worldwide patenting costs that have been expensed.

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Subsequent to the acquisition of the electro-reduction of carbon dioxide technology the Company has entered into a Technology Development and Support Agreement to develop the technology and has expended $36,826 on development costs and an additional $27,371 in worldwide patenting costs.

4. Property and Equipment

		Accumulated	May 31, 2008	May 31, 2007
	Cost	depreciation	Net carrying value	Net carrying value
	$	$	$	$
Automobile	$ 11,938	$ 3,090	$ 8,848	$ 10,615
Computer Equipment	31,145	5,972	25,173	-
Office furniture and equipment	21,836	4,359	17,477	1,260
Leasehold improvements	4,982	798	4,184	-
	$ 69,901	$ 14,219	$ 55,682	$ 11,875

5.	Related Party transactions

Larry Kristof founder and controlling shareholder, director and Chief Executive Officer, received $81,635 and $0 in cash compensation for the twelve months ended May 31, 2008 and 2007, respectively. As of May 31, 2008 a total of $53,558 has been accrued of which $22,500 relates to compensation due to Mr. Kristoff.

Kelly Kristof, Mr Kristof’s wife, the Company’s Executive Administrator, received $14,933 and $0 in cash compensation for the twelve months ended May 31, 2008 and 2007, respectively.

Kol Henrikson, the Company’s Corporate Communications contractor, received $30,876 in cash compensation, 25,000 shares of common stock valued at $6,250, and 50,000 options valued at $3,544 for the twelve months ended May 31, 2008. As of May 31, 2008, the Company owed $5,000 for a loan Mr. Henrikson made to the Company. No compensation was due to Mr. Henrikson for year ended May 31, 2007.

David Warren, the former Chief Financial Officer, received $157,067 and $0 in cash compensation for the year ended May 31, 2008 and 2007, respectively, of which $22,250 was accrued at May 31, 2008. Mr. Warren was also granted 300,000 options valued at $21,266. The 300,000 options expired subsequent to May 31, 2008.

6.	Common Stock

On January 23, 2007, the Company issued 30,000,000 shares of common stock to a company controlled the Company’s President, CEO and director at $0.00001 per share for cash proceeds of $300. On July 12, 2007, 15,000,000 of the shares of common stock were cancelled.

During the year ended May 31, 2008, the Company issued common shares as follows

	a)	1,221,500 shares of common stock at $0.10 per share for cash proceeds of $122,150.

	b)	1,600,000 units at $0.125 per unit for cash proceeds of $200,000. Each unit consists of one share of common stock, and one share purchase warrant exercisable at $0.20 until December 31, 2008.

	c)	1,399,078 shares of common stock at $0.25 per share for cash proceeds of $349,770.

	d)	a) 100,000 shares of common stock at $0.30 per share for cash proceeds of $30,000.

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

e)	898,750 units at $0.40 per units for cash proceeds of $359,500. Each unit consists of one share of common stock, and one share purchase warrant exercisable at $0.50 until December 31, 2008.

f)	100,000 shares of common stock at $0.25 per share for contract services of $25,000 valued based upon the closing price of the Company’s common stock at the measurement date.

g)	133,333 shares of common stock at $0.30 per share for legal services of $40,000 valued based upon the closing price of the Company’s common stock at the measurement date.

h)	125,000 shares of common stock at $0.40 per share for contract services of $50,000 valued based upon the closing price of the Company’s common stock at the measurement date.

i)	600,000 units valued at $0.40 per unit were issued for services resutlingresulting in a value of $240,000. The shares were valued based upon the PPM offering price of $ 0.40 per share. Each unit consists of one share of common stock, and one share purchase warrant exercisable at $0.40 until August 12, 2008.

j)	200,000 shares of common stock at $0.83 per share for contract services of $166,000 valued based upon the closing price of the Company’s common stock at the measurement date.

k)	275,000 shares of common stock pursuant to the exercise of warrants at $0.50 per share for cash proceeds of $137,500

l)	40,000 shares of common stock with a fair value of $10,000 pursuant to the technology assignment agreement. valued based upon the closing price of the Company’s common stock at the measurement date, refer to Note 3.

7.	Stock Options

Options have been granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire either, two years after grant or vesting or five years after grant, depending on the terms of the grant.

During the year ended May 31, 2008, the Company granted a total of 1,775,000 options of which 325,000 have been cancelled. 1,525,000 options of the total were granted for contract, consulting and advisory services. 250,000 options with a fair value of $17,854 were issued pursuant to the technology assignment agreement and was allocated to intangible assets. Refer to Note 3.

The total fair value of the options vested during the years ended May 31, 2008 and 2007, was $186,699 and $0, respectively. The stock based compensation expense is reflected in the Consolidated Statement of Operations for the year ended May 31, 2008. At May 31, 2008, the Company had no unrecognized compensation expense relating to unvested options.

A summary of the Company’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of Options	Exercise Price	Remaining Contractual Term	Intrinsic Value
		$	(Months)	$
Outstanding, May 31, 2007	–	–	31.
Granted	1,775,000	0.33	37.	38
Cancelled	(325,000)	0.30	39.	40
Outstanding, May 31, 2008	1,450,000	0.33	20	–
Exercisable, May 31, 2008	1,450,000	0.33	20	–

Mantra Venture Group Ltd. (A Development Stage Company) Notes to the Consolidated Financial Statements
The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Grant Date	Expected Life (Months)	Expected Volatility	Dividend Yield	Risk Free Rate	Weighted Average Grant Date Fair Value
September 1, 2007	24	68.55%	0%	4.19%	$30,717
October 5, 2007	24	73.26%	0%	4.16%	$28,658
November 1, 2007	24	69.42%	0%	3.89%	$10,691
November 1, 2007	60	69.42%	0%	3.89%	$17,854
November 5, 2007	24	69.42%	0%	3.86%	$1,413
November 15, 2007	24	69.42%	0%	3.49%	$1,404
December 13, 2007	24	80.85%	0%	3.22%	$6,499
March 05, 2008	24	95.05%	0%	1.72%	$66,952
April 25, 2008	24	95.05%	0%	1.97%	$12,542

As the Company has less than two years of stock history, volatility calculations were taken from a comparable company with a longer trading history. The risk free interest rate is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option. The dividend rate was 0% as the Company has not paid, and does not intend to pay any dividends. The expected life of the award is assumed to be equal to the full term of the award. The Company determined that the fair value of their common stock was equal to the value of the Company’s most recent issuance of common stock for cash while the Company was a private Company. Thereafter the fair value of the options was determined by reference to the closing price of the stock as quoted on the OTCBB.

Additional information regarding stock options as at May 31, 2008, is as follows:

Number of Options	Exercise Price	Expiry Date
250,000	$0.25	August 30, 2009
400,000	$0.25	October 4, 2009
50,000	$0.25	October 31, 2009
50,000	$0.40	November 4, 2009
50,000	$0.40	November 14, 2009
350,000	$0.25	December 31, 2009
50,000	$0.40	December 13, 2009
250,000	$0.25	October 13, 2012
1,450,000	51.	52.

A summary of the status of the Company’s non vested options as of May 31, 2008, and changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
	Shares	$
Nonvested at May 31, 2007	–	–
Granted	1,775,000	0.10
Cancelled	(325,000)	0.03
Vested	(1,450,000)	0.10
Nonvested at May 31, 2008	–	–

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

8. Warrants

At May 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
600,000	$0.40	August 12, 2008
1,600,000	$0.20	May 28, 2009
103,750	$0.50	November 19, 2009
6,250	$0.50	November 20, 2009
45,000	$0.50	December 1, 2009
35,000	$0.50	December 5, 2009
221,250	$0.50	December 10, 2009
37,500	$0.50	December 18, 2009
100,000	$0.50	February 28, 2010
75,000	$0.50	May 01, 2010
2,823,750	63.	64.

The fair value of the share purchase warrants issued during the year ending May 31, 2008, was in the amount of $806,622, which was determined using the Black-Scholes option model with the following assumptions:

					Weighted
	Expected				Average
	Life	Expected	Dividend	Risk Free	Grant Date
Grant Date	(Months)	Volatility	Yield	Rate	Fair Value
November 21, 2009	24	69.42%	0%	3.19%	$0.13
December 18, 2009	24	80.85%	0%	3.12%	$0.15
February 12, 2008	6	95.05%	0%	1.94%	$0.60
May 01, 2008	24	95.05%	0%	2.20%	$0.36
May 28, 2008	12	95.05%	0%	2.34%	$0.17

9.    Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carry forward of approximately $2,046,612 available to offset taxable income in future years which begins to expire in fiscal 2024. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

	May 31, 2008	May 31, 2007
	$	$
Net operating loss carryforward	2,046,612	29,100
Valuation allowance	(2.046,612)	(29,100)
Net deferred income tax asset	–	–

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

10.   Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2008, the Company has accumulated losses of $2,046,612 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Mantra Venture Group Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

11.	Subsequent Events

	a)	The Company entered into a Technology Development and Support Agreement with Kemetco Research Inc. to further develop the Company’s technology for the Electro-Reduction of Carbon Dioxide that it acquired from Professor Oloman et al and other technologies that it may acquire.

Under the terms of the Agreement a minimum payment of $335,272 ($332,545CDN) must be made over the next 12 months.

	b)	The Company entered into an Investor Relations Services Agreement with Primus Public Relations to provide for the development of Investor Relations over the 3 months ending August 09, 2008.

Under the terms of the Agreement, the Company must pay a minimum of $9,074 ($9,000CDN) over the 3 months and grant of 100,000 options to purchase the Company’s common stock at a price of $0.20 and an expiration date of June 09, 2010.

	c)	The Company entered into an Investor Relations Services Agreement with ECON Corporate Service Inc. to provide for the development of Investor Relations over the 12 months ending June 15, 2009. The Company must pay $35,707 ($36,000CDN) (paid monthly at $1,984 or $2,000CDN) and grant of 150,000 restricted shares in the Company. The shares are to be issued at the end of every quarter at a rate of 37,500, per quarter, starting June 15, 2008, at a price that is equal to the closing stock price of the Company as quoted on the OTCBB on the due date.

	d)	The Company entered into a share subscription agreement with Metradon Ventures (“Metradon”) whereby Metadon subscribed for 4,000,000 shares in the Company at a price of $0.125 per share for a total of $500,000. On May 28, 2008 Metradon subscribed for 1,600,000 shares at a price of $0.125 per share for a total consideration of $200,000. Pursuant to the agreement Metradon was obliged to subscribe for the balance of the shares (2,400,000 at $0.125 for a total consideration of $300,000) on or before June 30, 2008. The balance of the private placement was completed on June 26, 2008.

	e)	On July 1, 2008, the Company entered into a three month management agreement with Q4 Financial Group Inc., a private Company wholly owned by Dennis Petke for Mr. Petke to provide the services of Chief Financial Officer following the resignation of David Warren. The Company has agreed to pay $2,500 plus GST per month, issue 50,000 shares and grant of 150,000 options at $0.25.

	f)	On August 29, 2008, the 300,000 options granted to David Warren, the former CFO have expired.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Jorgensen & Co., an independent registered public accounting firm, audited our consolidated financial statements for the period from inception to May 31, 2007. On June 10, 2008 we engaged McElravy, Kinchen & Associates, PC as our new independent registered public accounting firm and we dismissed Jorgensen & Co. Jorgensen & Co.’s dismissal was not due to any disagreement between us and Jorgensen & Co. Further details regarding our change in accountants may be found in our Form 8-K filed with the SEC on June 16, 2006.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures identified one change in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting. We discovered a discrepancy in our quarterly financial statement regarding inaccurate recording of shares issuances. The error occurred because a corporate resolution authorizing an issuance of our common shares was not provided to our legal team and hence the treasury order was not sent to our transfer agent on a timely basis. To rectify the problem, we have assigned responsibility for preparing all corporate resolutions solely to our lawyers.

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

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies."

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our current director and officers are as follows:

Name	Age	Position
Larry Kristof	36	President, Chief Executive Officer, Director
Dennis Petke	43	Chief Financial Officer
John Russell	68	Vice-President of Technology Evaluation and Chair of our Scientific Advisory Board

Larry Kristof will serve as our director until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the pleasure of the Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Larry Kristof, President, Chief Executive Officer, Director

Larry Kristof has been our President, Chief Executive Officer and sole director since our inception on January 22, 2007. Mr. Kristof has over 15 years experience in business development and management. From 2003 until April 2007 he was the President and Chief Executive Officer of Lexington Energy Services Inc., a public company quoted on the OTC Bulletin Board under the symbol LXES.OB.

Mr. Kristof co-founded Lexington Energy in 2003 and successfully built the company from concept through assets of over $7 million. Under Mr. Kristof’s direction, Lexington Energy designed and commercialized innovative mobile drilling rigs and nitrogen generation technologies. From 2003 to 2005, Mr. Kristof co-founded Lexington Communications Ltd., a company in the business of providing investor and corporate communications expertise to public companies. In early 2003, Mr. Kristof worked as the Corporate Communications Manager of Trivello Energy Corp. (TSX-V: TRV.V), a company engaged in oil and gas exploration and production in western Canada. From 1998 to 2001, Mr. Kristof was the founder and President of Westec Venture Group Inc., a business development and venture capital service provider.

Dennis Petke, Chief Financial Officer

Dennis Petke has been our Chief Financial Officer since July 1, 2008. For the past nine years, Mr. Petke has owned and operated Q4 Financial Group Inc., a private consulting firm serving both private and public companies in the areas of corporate finance, corporate administration and regulatory reporting. For the past two years, Mr. Petke has been conducting due diligence and meeting with private companies in Canada, Hong Kong and China, who were exploring various green opportunities, particularly environment purification and remediation applications for water, soil and air. Mr. Petke has also been reviewing alternative energy and carbon dioxide reduction solutions and industrial lighting applications.

Since April 2007 to present, Mr. Petke has been the sole officer and a director of Golden Raven Resources Inc. (TSX-V: GVN), a company that is currently delisted. In March 2007, Mr. Petke was engaged by the directors of Golden Raven, to consult them on the company’s reorganization. Mr. Petke’s primary mandate is to complete the reorganization, bring the company’s regulatory filings up to date, and return the company to trading status. From February 2007 to present, Mr. Petke has been a director of UraniumCore Company (OTCBB: UCCO), and has been engaged in reorganizing the company and ensuring its regulatory reporting is in line with current standards. UCCO has abandoned its uranium properties and Mr. Petke has suggested that the company consider green technology opportunities.

Mr. Petke is qualified as a chartered accountant in Canada, and has been a member of the Institute of Chartered Accountants of British Columbia since 1995.

Mr. Petke has held or currently holds the following positions in the following public companies:

Name of Reporting Issuer	Position(s) Held	Trading Market and Symbol	Dates
Mont Blanc Resources Inc.	CFO, Director	TSX-V: MTN	October 2003 - Present
Aucxis Corp.	CFO, Director	Pink Sheets: AUCX	August 2001 – Present May 2001 - Present
US Oil and Gas Resources Inc.	Director	TSX-V: USR	December 2003 – August 2005
Odyssey Petroleum Corp.	CFO	TSX-V: ODE	August 2005 – May 2006
Altima Resources Ltd.	CFO	TSX-V: ARH	May 2006 – June 2006
Bonaventure Enterprises Inc.	CFO	TSX-V: BVT	January 2006 – July 2006
EgX Group Inc. (f.k.a. Global Financial Group Inc.)	Director	TSX-V: GFG	October 2005 – May 2006
Opawica Exploration Inc.	CFO	TSX: OPW	December 2005
UraniumCore Company	Director	OTCBB: UCCO	February 2007 - Present
Golden Raven Resources Inc.	CFO, Director, acting CEO	TSX-V: GVN (delisted)	April 2007 - Present

John P. Russell, Vice-President of Technology Evaluation

John Russell has been our Vice-President of Technology Evaluation since September 1, 2007 and Chair of our Scientific Advisory Board since October 5, 2007. As Vice-President of Technology Evaluation, Mr. Russell uses his skills to find and evaluate technologies for our potential acquisition. His review includes an economic evaluation that helps us determine future profitability potential. From 1995 to the present, Mr. Russell has worked as Vice-President of Technology with ARC Sonics Inc., a specialty engineering firm. Mr. Russell has over 30 years of experience in the identification, evaluation and marketing of technological resources, and he has authored several scientific publications and made several conference presentations on technological innovation. Mr. Russell holds a Bachelor of Arts degree from the University of British Columbia.

Other than as described above, none of our officers or directors currently serves on the boards of any public companies.

Corporate Advisory Board

Our Corporate Advisory Board provides information and recommendations to our directors and management regarding the economic and regulatory aspects of our various technologies, solutions and services. Our Corporate Advisory Board is composed of specialists in the legal, finance, environmental policy, development, and marketing fields whom we have engaged as consultants on a part-time basis.

Our Corporate Advisory Board provides advice and expertise on regulatory and corporate governance issues, strategic partnership and joint venture opportunities, project management, financing, marketing, sales, software and new technology issues and development opportunities. We also intend to use the diverse network of individuals on the Corporate Advisory Board to promote our business, products and services in the sustainability industry and to attract desirable strategic partners.

On October 1, 2007 we entered into consulting agreements with the individuals listed below. On October 5, 2007 we appointed them as members of our Corporate Advisory Board:

Peter Walton

Peter Walton was appointed as a member of our Corporate Advisory Board on October 5, 2007. From 1978 to the present, Mr. Walton has provided private tax consulting services through his own company Walton Management Inc. Since December 2006, he has been a director of Cabo Drilling Corp, a mining-related and specialty drilling service provider listed on the TSX Venture Exchange under the symbol CBE.

Mr. Walton is a former director of the Hong Kong Bank of Canada (now HSBC Bank Canada), a wholly owned subsidiary of HSBC Holdings plc of the United Kingdom, a position he held from 1987 to 1999. He was also a director of Granges Inc. (now Vista Gold Corporation), a publicly traded mining company, from 1989 to 1999.

In the 1970s, Mr. Walton was a senior tax partner at Peat, Marwick, Mitchell & Co., which later became “big four” accounting firm KPMG. He has also served as Chairman of the Vancouver Board of Trade Taxation Committee, Governor of the Canadian Tax Foundation, Chairman of the Canadian Bar and Canadian Institute of Chartered Accountants Joint Committee on Taxation, Chairman of the Lion’s Gate Hospital Foundation and President of the Capilano Golf & Country Club.

Grant V. Sawiak

Grant V. Sawiak was appointed as a member of our Corporate Advisory Board on October 5, 2007. Since July 2002, Mr. Sawiak has been a partner and Chair of the Securities Law Group at Toronto law firm Fogler, Rubinoff LLP.

Mr. Sawiak has extensive experience in virtually all aspects of securities law, including public and private financings, take-over bids, stock exchange matters, mergers and acquisitions and reverse takeovers, and listings and financings on stock exchanges in Canada, the United States and Europe. Mr. Sawiak’s distinguished legal career has included chairing a panel of prominent securities lawyers retained by the Senate of Canada Standing Committee on Banking, Trade and Commerce to draft a report on the economic advisability of establishing a federal system of securities regulation in Canada; acting as securities counsel in the privatization of NAV Canada; and authoring a Butterworths-published book entitled The Toronto Stock Exchange. Since June 2007, Mr. Sawiak has been a director of Terra Nova Gold Corporation, a public company listed on the TSX Venture Exchange under the symbol TGC, and on the Frankfurt and Berlin Stock Exchanges under the symbol GLT.

Dr. Kevin Wainwright

Dr. Kevin Wainwright was appointed as a member of our Corporate Advisory Board on October 5, 2007. For the past five years, Dr. Wainwright has been the head of the Bachelor of Business Administration program at the British Columbia Institute of Technology (“BCIT”) School of Business, a lecturer for Simon Fraser University’s Masters of Public Policy program, and an instructor in Simon Frasier University’s Department of Economics. He has also served as a director of BCIT’s SITE Centre of Excellence for applied research since March 2007.

Dr. Wainwright’s fields of specialization are microeconomic theory, industrial organization and the environment and resources. His publications and working papers include Fundamental Methods of Mathematical Economics (4th edition), co-authored with Alpha Chiang (McGraw Hill, 2004); “Environmental Regulation, Asymmetric Information and Moral Hazard”; “Dual Organizational Structures in Franchise Industries”’; and “Dogs of War: The Strategic Use of Legal Services in the Tort System”.

Dan Funaro

Dan Funaro has been a member of our Corporate Advisory Board and Vice-President of Business Development of our subsidiary, Mantra Wind Inc. since October 5, 2007. Mr. Funaro is the President and Chief Executive Officer of Euro-Pacific Development Group, a Vancouver, British Columbia residential and commercial development and construction company he founded in 1988.

Mr. Funaro specializes in micro-managing complex real estate-based development projects. For the past 20 years, he has been responsible for managing all facets of Euro-Pacific’s business, including carrying out land use studies and acquisitions, managing its compliance with governmental and municipal regulations, overseeing the company’s marketing and sales, and the financing and coordinating its concurrent construction projects.

Mr. Funaro holds a Bachelor of Administration from Simon Fraser University in Vancouver, British Columbia.

Scientific Advisory Board

Our Scientific Advisory Board provides information and recommendations to our directors and management regarding the scientific and technical aspects of our various technologies, solutions and services. Our Scientific Advisory Board is composed of specialists in the scientific, environmental, electrical and systems engineering fields whom we have engaged as consultants on a part-time basis.

Our Scientific Advisory Board provides advice and expertise on technology and software design, sustainability, environmental policy, and technology and service assessment and implementation. The Board also provides input on the technical, ethical and environmental consequences associated with our technologies, projects and operations.

We have entered into consulting agreements with the individuals listed below and appointed them as members of our Scientific Advisory Board. We have also identified other suitable candidates and are currently in negotiations with them regarding the terms of their respective services. However, there is no assurance that we will be able to identify, attract or retain any or a sufficient number of qualified professionals.

Professor Colin Oloman, P.Eng

Prof. Colin Oloman has been a member of our Scientific Advisory Board since November 2, 2007. Prof. Oloman is a graduate of the Universities of Sydney and British Columbia and has been engaged in the field of chemical engineering for 40 years, both on the academic and industry sides. As a faculty member in the Department of Chemical and Biological Engineering at the University of British Columbia, Prof. Oloman taught a range of undergraduate and graduate courses until his retirement in 2004.

In addition to his status as a professor emeritus at the University of British Columbia, Prof. Oloman is a professional engineer, a member of the Chemical Institute of Canada and the Electrochemical Society, has and the author or co-author of three books (Ol's Notes on Material and Energy Balances, Electrochemical Processing for the Pulp and Paper Industry and Handbook of Fuel Cell Modeling) as well as numerous proprietary reports and publications in technical journals. He is also the holder or co-holder of some twenty U.S. and international patents. Prof. Oloman’s ongoing research and consulting work focuses on electrochemical systems and in particular the design of electrochemical reactors for electro-synthesis and power generation

Dr. Edward J. (Ben) Anthony

Dr. Edward J. (Ben) Anthony has been a member of our Scientific Advisory Board since January 23, 2008. Dr. Anthony is a Senior Research Scientist for the National Research Council ("NRC") of Canada and enjoyed a lifetime of involvement with energy-related issues. He recently served as the Canadian representative to the International Energy Agency and as the Session Chair responsible for the September 2007 Greenhouse Climate Change Sessions of the Pittsburgh Coal Conference in Johannesburg, South Africa.

On March 4, 2008 Dr. Anthony was appointed the head of Canada's Clean Electric Power Generation ('CEGP') program. The CEPG program is administered by NRC and works in partnership with numerous agencies, universities and research institutes, including the International Energy Agency, Environment Canada and the United States Departments of Energy and Environmental Protection. Dr. Anthony has published over 100 papers in refereed journals and directed several research projects at the NRC on the capture and sequestration of carbon dioxide for greenhouse gas abatement.

Norman Chow, P.Eng,

Norman Chow has been a member of our Scientific Advisory Board since July 22, 2008. Mr. Chow earned a B.A.Sc. in Metals and Materials Engineering from the University of British Columbia, graduating top of his class. Continuing his education, he received a Masters of Applied Science Degree and then became a Registered Professional Engineer (P. Eng.) in British Columbia. Mr. Chow has over 10 years of technology development experience and contract research experience. Mr. Chow also co-invented a patented electrochemical metal cleaning process that is used worldwide by multinational companies. He has a background in technology development, business management, international sales, project management and manufacturing. Mr. Chow has been the winner of several prestigious awards that recognize his skills in engineering and business. In 1996, his patented metal cleaning technology, won the Financial Post Gold Award for being the Top Environmental Technology in Canada, and then in 2004 he was named the winner of the Business in Vancouver Top Forty under 40 Award.

Joey Jung, P.Eng,

Joey Jung has been a member of our Scientific Advisory Board since July 22, 2008. Mr. Jung earned his Masters of Applied Science Degree from the University of British Columbia in Chemical Engineering and subsequently became a Registered Professional Engineer (P. Eng.) in British Columbia. Mr. Jung has had a successful career in electrochemical engineering and battery research, formerly serving as Vice President and Chief Technology Officer of a publicly traded battery development company.

John Russell

John Russell has been the Chair of our Scientific Advisory Board since October 5, 2007 and our Vice-President of Technology Evaluation since September 1, 2007. His biographical information is provided above.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as our director and a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on our Board of Directors.

Code of Ethics

Effective February 11, 2008 we adopted a code of ethics and business conduct that applies to our officers, directors and employees and we have filed copies of our code of ethics as an exhibit to the registration statement of which this Prospectus is a part. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Director Nominees

We do not have a nominating committee. Our sole director, in his capacity as a director, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include any independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2008 were filed. However, some were filed late.

Item 11. Executive Compensation

The following table sets forth, as of January 31, 2008, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Kristof, President, CEO & Director	2007 (1)	15,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	15,000

(1)	From our inception on January 22, 2007 to May 31, 2007.

(2)	Paid as consulting fees.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the period from January 22, 2007 to May 31, 2007.

Management and Consulting Agreements

On September 1, 2007 we entered into a consulting agreement with Larry Kristof whereby we engaged Mr. Kristof’s services as our President and Chief Executive Officer. In exchange for these services, we agreed to pay Mr. Kristof a monthly salary of $7,500. The agreement may be terminated on two weeks notice by either us or Mr. Kristof.

From our inception to May 31, 2007, we paid $21,550 as consulting fees to 100772 Canada Ltd., a company controlled by David Warren, our former Chief Financial Officer and Chief Operations Officer. On September 1, 2007 we entered into a consulting agreement with David Warren for the provision of management services as our CFO and COO. In exchange for these services, we agreed to pay Mr. Warren $15,000 per month and grant Mr. Warren options to purchase up to 300,000 common shares at an exercise price of $0.25 per share. We granted these options on April 18, 2008, and they were to have expired upon termination of the consulting agreement on July 1, 2008, when Mr. Warren resigned as our CFO and COO. However, the term of the options has been extended in exchange for Mr. Warren providing us with consulting services to assist with transitioning Dennis Petke into the role of CFO. The revised term of the options is the earlier of August 29, 2008 or five business days after our common stock trades at least once per day on the OTC Bulletin Board at a price at or above $0.50 per share for seven consecutive trading days.

On September 1, 2007 we entered into a consulting agreement with John Russell regarding his services as our Vice-President of Technology Evaluation. Pursuant to the agreement, we agreed to pay Mr. Russell approximately $2,500 per month. As of April 18, 2008 we had issued an aggregate of 150,000 options to Mr. Russell. The options are exercisable at $0.25 per share for two years from the date of issuance or until the termination of the agreement, whichever occurs earlier. Either we or Mr. Russell may terminate the agreement on two weeks notice.

On February 8, 2008 we entered into a consulting agreement with Metradon Ventures Limited for the provision of business development consulting services in Asia. Pursuant to the agreement, we issued 600,000 units at $0.40 per unit to Metradon for proceeds of $240,000. Each unit consists of one common share and one non-transferable warrant to purchase one common share at an exercise price of $0.50 until August 12, 2008.

On June 9, 2008 we entered into consulting agreement with Primus Public Relations for the provision of investor and public relations services for a period of three months. In consideration for these services, we agreed to pay to Primus $3,000 per month during the term of the agreement and grant Primus 100,000 options to purchase common shares, at an exercise price of $0.20 per share until June 9, 2009 or the termination of the consulting agreement, whichever occurs earlier.

On June 15, 2008 we entered into a consulting agreement with ECON Corporate Services Inc. for the provision of certain marketing services from June 15, 2008 to June 15, 2009. In exchange for these services, we agreed to issue 150,000 common shares to ECON on a quarterly basis. On June 15, 2008 we issued 37,500 common shares to ECON.

On June 30, 2008 we entered into a consulting agreement with Dennis Petke for the provision of management services as our Chief Financial Officer until September 30, 2008. In exchange for these services, we agreed to pay Mr. Petke $2,500 per month, issue him 50,000 common shares and grant him options to purchase up to 150,000 common shares at an exercise price of $0.25 per share until June 30, 2010 or the termination of the consulting agreement, whichever occurs earlier.

Compensation of Directors

Our sole director did not receive any compensation for his service as a director during the fiscal year ended May 31, 2007. He also did not receive any compensation for his service as a director from May 31, 2007 to February 29, 2008. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or a committee thereof.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of July 11, 2008, of our common stock by each of our directors by all our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of July 11, 2008 we had 25,740,161 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Share	Larry Kristof (1) 1209 – 207 West Hastings Street Vancouver, British Columbia Canada V6B 1H7	15,395,000 (2)	59.8
Common Share	Dennis Petke (3) Suite 500, Park Place 666 Burrard Street Vancouver, British Columbia Canada V6C 3P6	200,000 (4)	(5)
Common Share	John Russell (6) 3842 West 30th Avenue Vancouver, British Columbia Canada V6S 1X1	150,000 (7)	(5)
	All Officers and Directors as a Group	15,745,000	61.1
Common Share	Metradon Ventures Limited (8) Unit 2905, Block E, Tung Ning House 9 Oi Yin Street, Shaukiwan Hong Kong	9,200,000 (9)	35.7

(1) Larry Kristof is our President, Chief Executive Officer and sole director.

(2) Includes:

(i) 125,000 common shares held by Kelly Kristof, Larry Kristof’s wife, under the street name;
(ii) 14,350,000 issued common shares held by 0770987 BC Ltd.;
(iii) 820,000 common shares held by 0770987 BC Ltd. in street name; and
(iv) warrants to purchase 100,000 common shares held by 0770987 BC Ltd. with an exercise price of $0.50 per share until February 28, 2010. Mr. Kristof has voting and investment control over 0770987 BC Ltd.

(3) Dennis Petke is our Chief Financial Officer.

(4) Includes 50,000 common shares and options to purchase 150,000 common shares at an exercise price of $0.25 until June 30, 2010 or the termination of Dennis Petke’s consulting agreement with us, whichever occurs earlier.

(5) Less than 1%.

(6) John Russell is our Vice-President of Technology Evaluation and Chair of our Scientific Advisory Board.

(7) Includes options to purchase 150,000 common shares at an exercise price of $0.25 per share. The first 100,000 of those options vested on October 5, 2007 and are exercisable until October 4, 2009 or the termination of Mr. Russell’s consulting agreement with us, whichever occurs earlier. The remaining 50,000 options vested on January 1, 2008 and are exercisable until December 31, 2009 or the termination of Mr. Russell’s consulting agreement with us, whichever occurs earlier.

(8) Metradon Ventures Limited is our Asia business development consultant.

(9) Includes 4,600,000 common shares; 600,000 common shares underlying warrants with an exercise price of $0.40 per share until August 12, 2008; 1,600,000 common shares underlying warrants with an exercise price of $0.20 per share until May 28, 2009; and 2,400,000 common shares underlying warrants with an exercise price of $0.20 per share until July 2, 2009.

Changes in Control

There are currently no arrangements or agreements which would result in a change in control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 23, 2007 we issued 30,000,000 common shares at $0.00001 per share to 0770987 BC Ltd., a company controlled by Larry Kristof, our President, Chief Executive Officer and sole director for cash proceeds of $300. On July 12, 2007, 15,000,000 of the common shares issued to 0770987 BC Ltd. were cancelled.

On February 28, 2008 we issued 100,000 units at $0.40 per unit to 0770987 BC Ltd., a company controlled by Larry Kristof, our President, Chief Executive Officer and sole director, for cash proceeds of $40,000. Each unit consists of one common share and one warrant to purchase one common share at $0.50 per share until February 28, 2010.

As of February 29, 2008 we are indebted to Larry Kristof, our President, Chief Executive Officer and sole director, for $13,446 representing expenses paid on our behalf. This amount is unsecured, non-interest bearing and has no repayment terms.

Other than as described above in the sections “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management”, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock or family members of these persons, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last fiscal years.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.

Larry Kristof is presently our sole director and as such does not meet any of the definitions for independent directors. Once we engage further directors and officers, we intend to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Jorgensen & Co., for the audit of our annual financial statements for the year ended January 31, 2007 and by our current auditors, McElravy, Kinchen & Associates, PC for the year ended January 31, 2008 and any other fees billed for other services rendered by either of these independent registered public accounting firms during these periods. All fees were paid in US dollars.

	Year Ended May 31, 2008
	Jorgensen & Co.	McElravy, Kinchen & Associates, PC
	($)	($)
Audit fees	17,000
Audit-related fees	8,140
Tax fees
All other fees	1,750
Total	26,890.00

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Larry Kristof Consulting Agreement dated September 1, 2007 (1)
10.2	David Warren Consulting Agreement dated September 1, 2007 (1)
10.3	Fred Mandl Consulting Agreement dated September 1, 2007 (1)
10.4	John Russell Consulting Agreement dated September 1, 2007 (1)
10.5	Option Agreement with The Governing Council of the University of Toronto dated October 1, 2007 (1)
10.6	Technology Assignment Agreement with 0798465 BC Ltd. dated November 2, 2007 (2)
10.7	Consulting Agreement with Metradon Ventures Ltd. dated February 8, 2008 (3)
10.8	Private Placement Agreement with Metradon Ventures Limited dated June 2, 2008 (4)
10.9	Consulting Agreement with Qualico Capital Corp. dated June 2, 2008
10.10	Investor Relations Service Agreement with Primus Public Relations dated June 9, 2008 (5)
10.11	Consulting Agreement with ECON Corporation Services, Inc. dated June 15, 2008 (5)
10.12	Stock Option Modification Agreement with David Warren dated July 1, 2008 (6)
10.13	Consulting Agreement with Q4 Financial Group Inc. for provision of Consulting Services by CFO Dennis Petke dated July 1, 2008 (6)
10.14	Technology Development and Support Agreement with Kemetco Research Inc. dated June 1, 2008
10.15	Contract for Joint Venture Company among Mantra China Limited, Green China Developments Limited and Gateview Group Limited dated June 4, 2008
23.1	Consent of Jorgenson & Co dated September 15, 2008
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed October 18, 2007.
(2)	Included as an exhibit on our Form 10-QSB filed on January 22, 2008
(3)	Included as an exhibit on our Form S-1 filed on February 26, 2008
(4)	Included as an exhibit to our Form 8-K filed on June 4, 2008
(5)	Included as an exhibit to our Form 8-K filed on June 20, 2008
(6)	Included as an exhibit to our Form 8-K filed on June 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTRA VENTURE GROUP LTD.

By: /s/ Larry Kristof
Larry Kristof
Director, President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Larry Kristof		September 15, 2008
Larry Kristof	Director, President, Chief Executive Officer
/s/ Dennis Petke		September 15, 2008
Dennis Petke	Chief Financial Officer, Principal Accounting Officer