Form 10-Q
period 2008-08-31
Mantra Venture Group Ltd.
filed 2008-10-20
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 9, 2008, the registrant had 26,002,161 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Mantra Venture Group Ltd. And Consolidated Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
As of August 31, 2008 and May 31, 2008
(Unaudited)

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$ 932	$ 26,201
Taxes receivable	25,063	18,418
Security deposit and prepaid expenses	2,003	1,008
Total Current Assets	27,998	45,627
Intangible Assets	42,815	42,815
Property and Equipment –net of accumulated depreciation of$19,174 and $14,219 as of August 31, 2008 and 2007, respectively May 31, 2008, respectively	79,046	55,682
Total Assets	$149,859	$144,124
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 157,769	$ 135,309
Accounts payable-related party (Note 3)	19,500	49,750
Due to related party	54,350	53,558
Total Liabilities	231,619	238,617
Contingency and Commitments (Note 6)
Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 20,000,000 shares, par value $0.00001 Issued: no shares	–	–
Common Stock (Note 7) Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 26,002,661 and 23,452,661 shares as of August 31, 2008 and May 31, 2008, respectively	261	235
Additional Paid-In Capital	2,367,223	1,951,884
Accumulated Other Comprehensive Income	7,120	-
Deficit Accumulated During the Development Stage	(2,456,364)	(2,046,612)
Total Stockholders’ Equity (Deficit)	(81,760)	(94,493)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 149,859	$ 144,124

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd. And Consolidated Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Month Periods Ended August 31, 2008 and 2007,
And the Period from January 22, 2007 (Inception) Through August 31, 2008
(Unaudited)

	For the Three Months Ended August 31,		January 22, 2007 (Inception) to August 31,
	2008	2007	2008
Revenue	$ 8,000	$ –	$ 8,000
Operating Expenses
Depreciation and amortization	4,955	1,600	26,174
Business development	1,449	–	202,102
Consulting and advisory	23,773	36,497	366,916
Management fees	94,033	–	354,000
General and administrative	42,639	194,175	286,246
Research and development	19,624	–	102,052
Shareholder communication, awareness, financing	104,491	–	288,403
Professional fees	91,363	16,000	283,618
Salary expenses	23,235	–	23,235
Travel meals and entertainment	5,221	–	216,334
Public listing costs	1,817	–	148,864
Website development/Corporate branding	538	–	161,806
Total Operating Expenses	413,138	284,272	2,459,750
Net Operating Loss	$ (405,138)	$ (284,272)	$ (2,451,750)
Other Income/(Expense)	(4,614)	–	(4,614)
Net Loss before Comprehensive Income	$ (409,752)	$ (284,272)	$ (2,456,364)
Gain on Foreign Currency Translation	7,120	–	7,120
Net Comprehensive Loss	$ (402,632)	$ (284,272)	$ (2,449,244)
Net Loss Per Share
Continuing Operations – Basic and Diluted	$ (0.02)	$ (0.01)
Weighted Average Number of Shares Outstanding – Basic and Diluted	25,112,308	19,087,760

Mantra Venture Group Ltd. And Consolidated Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Three Month Periods Ended August 31, 2008 and 2007 and
the Period from January 22, 2007 (Inception) Through August 31, 2008
(Unaudited)

	For the Three Months Ended August 31,		January 22, 2007 (Inception) to August 31,
	2008	2007	2008
Operating Activities
Net loss	$ (409,752)	$ (248,272)	$ (2,456,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,955	1,600	26,174
Shares issued for services	53,376	–	574,576
Stock based compensation	61,989	–	220,873
Changes in operating assets and liabilities
Taxes receivable	(6,645)	(6,645)	(25,063)
Security deposit and prepaid expenses	(995)		(2,003)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	22,460	54,929	157,769
Due to related parties	(30,250)	10,884	73,058
Net Cash Used in Operating Activities	(304,862)	(207,031)	(1,442,980)
Investing Activities
Purchase of property and equipment	(28,319)	(19,501)	(98,220)
Net Cash Used in Investing Activities	(28,319)	(19,501)	(98,220)
Financing Activities
Proceeds from exercise of warrants	–	–	137,500
Proceeds from issuance of common stock	300,000	395,040	1,396,720
Proceeds from debt- related party	20,913	–	20,913
Payments on debt- related party	(20,121)	–	(20,121)
Net Cash Provided by Financing Activities	300,792	395,040	1,535,012
Effect of Foreign Currency Translation	7,120	–	7,120
Change in Cash	(25,269)	106,856	932
Cash – Beginning	26,201	13,982	–
Cash – Ending	$ 932	$ 180,838	$ 932
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–
Non-cash Activity
Stock issued for patent	–	–	$ 10,000
Options issued for patent	–	–	$ 27,854

The accompanying notes are an integral part of these consolidated financial statements.

Mantra Venture Group Ltd. and Consolidated Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Statements
August 31, 2008
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements of the Mantra Venture Group Ltd. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission and should be read in conjunction with those financial statements included in Form 10-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

2.	Going Concern

Mantra’s unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2008, the Company has accumulated losses of $2,456,364 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the balance sheet as a component of shareholders' equity.

4.	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar; however, foreign currency transactions are primarily undertaken in Canadian dollars. Thus, monetary accounts denominated in foreign currencies are translated to United States dollar equivalents in accordance with SFAS No. 52 “Foreign Currency Translation.” Under this method, assets and liabilities are translated into United States dollar equivalents at rates of exchange at the balance sheet date and average rates for the period are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income. Gains and/or losses that arise from foreign currency transactions are included in the determination of net income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

5.   Related Party Transactions

During the three months ended August 31, 2008, the Company generated $8,000 revenue for providing website design services to a direct relative of the CEO and director of the Company.

The Company incurred management fees, related to the CEO and director of the Company, of $22,500 and $14,135 for the three months ended August 31, 2008 and 2007, respectively.  As of August 31, 2008, $12,000 is outstanding and included in the accounts payable-related party balance of $19,500.  The company owed $22,500 as of May 31, 2008.  In addition, the Company owed the CEO and director of the Company $54,350 as of August 31, 2008 and $53,558 as of May 31, 2008 for expenses paid on behalf of the Company.

During the three months ended August 31, 2008 and 2007, respectively, the Company incurred $9,000 and $0 for administration fees due to a direct relative of the CEO and director of the Company, of which $1,000 is outstanding at August 31, 2008 and included in the accounts payable-related party balance of $19,500.  As of May 31, 2008, the company owed $0.

During the three months ended August 31, 2008 and 2007, respectively, the Company incurred $9,000 and $5,195 for investor communication service fees due to a contractor, who is also a shareholder of the Company, of which $1,500 is outstanding at August 31, 2008. The Company owed $0 for investor communication services as of August 31, 2007. In addition, as of August 31, 2008 and May 31, 2008, the Company has an outstanding payable to this shareholder in the amount of $5,000 included in the accounts payable-related party balance.

During the three months ended August 31, 2008 and 2007, respectively, the Company made cash payments of $5,000 and $0 for management fees due to the CFO.  In addition, during the three months ended August 31, 2008, the Company issued 50,000 common shares of the Company with a total value of $20,000 and granted 150,000 options valued at $31,533 for management fees.

During the three months ended August 31, 2008, 300,000 options granted to the former CFO of the Company expired. The options were valued at $21,266 upon issuance in fiscal year 2008.

The due to related party is payable on demand and non-interest bearing. Interest has not been imputed as of August 31, 2008 it is deemed immaterial. All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6.   Commitments

The Company has entered into an operating lease for its office premise in Vancouver, BC which expires September 30, 2009 and an operating lease for its office premise in Seattle, WA which expired in May 31, 2008 and is now month to month basis.  Total monthly expense is approximately $4,800.  Total rent expense for the three months ended August 31, 2008 is $14,200.

7.    Common Stock

The Company’s authorized capital is 20,000,000 preferred shares with a par value of $0.00001 and 100,000,000 common shares with a par value of $0.00001. As of August 31, 2008 no preferred shares are issued or outstanding and 26,002,661 common shares are issued and outstanding.

During the three months ended August 31, 2008, the Company issued common shares as follows.

a)	37,500 shares of common stock at $0.19 per share for contract services of $7,126.

b)	2,400,000 units at $0.125 per share for total cash proceeds of $300,000. Each unit consists of one share of common stock and one share purchase warrant exercisable at $0.20 until May 28, 2009.

c)	50,000 shares of common stock at $0.40 per share for CFO management services of $20,000.

d)	62,500 shares of common stock at $0.42 per share for contract services of $26,250.

8.    Stock Options

Options have been granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire either, two years after grant or vesting or five years after grant, depending on the terms of the grant.

During the three month ended August 31, 2008 the Company granted 350,000 options valued at $61,989 for investor relations, CFO management and technology consulting services. As of August 31, 2008, the Company had no unrecognized compensation expense relating to unvested options.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value $
Outstanding, May 31, 2008	1,450,000	0.33
Granted	350,000	0.33
Cancelled	(300,000)	0.25
Exercisable, August 31, 2008	1,500,000	0.35	18	–

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

      The fair market value of stock-based compensation awards granted during the three months ended August 31, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Expected Life (Months)	Expected Volatility	Dividend Yield	Risk Free Rate	Weighted Average Grant Date Fair Value
June 9, 2008	6	95.30%	0%	2.12%	$6,684
July 1, 2008	12	95.64%	0%	2.38%	$31,533
July 16, 2008	12	98.04%	0%	2.16%	$11,886
July 16, 2008	12	98.04%	0%	2.16%	$11,886

As the Company has less than two years of stock history, volatility calculations were taken from a comparable with a longer trading history.  The risk free interest rate is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option.  The dividend rate was 0% as the Company has not paid, and does not intend to pay any dividends.  The expected life of the award is assumed to be equal to the half of the stated term of the award.  The Company determined that the fair value of their common stock was equal to the value of the Company’s most recent issuance of common stock for cash while the Company was a private Company.  Thereafter the fair value of the options was determined by reference to the closing price of the stock as quoted on the OTCBB.

        Additional information regarding stock options as at August 31, 2008, is as follows:

Number of Options	Exercise Price	Expiry Date
100,000	$0.20	June 9, 2009
75,000	$0.25	August 30, 2009
250,000	$0.25	October 4, 2009
50,000	$0.25	October 31, 2009
100,000	$0.40	November 2, 2009
100,000	$0.25	December 31, 2009
50,000	$0.40	December 13, 2009
200,000	$0.75	February 4, 2010
75,000	$0.45	April 25, 2010
150,000	$0.25	June 30, 2010
100,000	$0.25	July 15, 2010
250,000	$0.25	October 13, 2012
1,500,000

9.	Warrants

During the three months ended August 31, 2008, the Company issued 2,400,000 warrants with an exercise price of $0.20 as part of the units purchased at $0.125 per unit.  The fair value of the share purchase warrants issued during the period ending August 31, 2008, was in the amount of $518,974, which was determined using the Black-Scholes option model with the following assumptions:

Grant Date	Expected Life (Months)	Expected Volatility	Dividend Yield	Risk Free Rate	Weighted Average Grant Date Fair Value
July 2, 2008	6	95,68%	0%	2.10%	$0.22

During the three months ended August 31, 2008, 600,000 warrants with an exercise price of $0.40 expired.

At August 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
4,000,000	$0.20	May 28, 2009
103,750	$0.50	November 19, 2009
6,250	$0.50	November 20, 2009
45,000	$0.50	December 1, 2009
35,000	$0.50	December 5, 2009
221,250	$0.50	December 10, 2009
37,500	$0.50	December 18, 2009
100,000	$0.50	February 28, 2010
75,000	$0.50	May 01, 2010
4,623,750

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended August 31, 2008. The reported results may not necessarily reflect the future.

Business Overview and Uncertainties

We were incorporated as a Nevada company on January 22, 2007. Our principal office is located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609-2898. Our fiscal year end is May 31. Our website is www.mantraenergy.com. In December 2007 our common stock became quoted on the OTC Bulletin Board under the symbol “MVTG.OB”. On February 18, 2008 our stock became eligible for trading on the Frankfurt Stock Exchange under the symbol “EDV 5MV”. The Frankfurt Stock Exchange is a stock exchange located in Frankfurt, Germany.

We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources. On November 2, 2007, through our wholly owned subsidiary, Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership of an invention for the electro-reduction of carbon dioxide. This technology is described in greater detail under the heading “Our Business” below. Other than this, we have not acquired or developed any further commercially exploitable technologies.  There is no guarantee that we will ever acquire any further commercially exploitable technologies, that any of our present or future technologies will be commercially viable, or that we will succeed in commercially exploiting any of our technologies.

We carry on our business through our six wholly owned subsidiaries and one majority owned subsidiary as follows:

·	Mantra Energy Alternatives Ltd., through which we identify, acquire, develop and market technologies related to alternative energy production, greenhouse gas emissions reduction and resource consumption reduction;

•	Carbon Commodity Corp., through which we intend to license or develop carbon footprint assessment software and develop an online carbon reduction marketplace;

•
Climate ESCO Ltd., through which we plan obtain the distribution or licensing rights to commercialized technologies and broker them to residential and industrial consumers seeking sustainability solutions;

•	Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices;

•	Mantra Wind Inc., through which we plan to develop small to medium scale wind farms;

•	Mantra China Inc., our majority owned subsidiary, through which we intend to distribute Asian-produced technologies in North America; and

•	Mantra China Limited, through which we, together with our joint venture partners, plan to develop our business in Hong Kong and mainland China.

Results of Operations for the Period From January 22, 2007 (Date of Inception) to August 31, 2008 and for the Three Months Ended August 31, 2008 compared to the Three Months Ended August 31, 2007.

Lack of Revenues

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to May 31, 2008 we did not generate any revenues; however for the three months ended August 31, 2008 we generated $8,000 in website development revenue. As at August 31, 2008, we had total assets of $149,859 and total liabilities of $231,619. Since our inception to August 31, 2008, we have an accumulated deficit of $2,456,364. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $2,459,750 from the date of our inception to August 31, 2008, including $102,052  in research and development costs, $26,174 in amortization expense, $366,916 in consulting and advisory fees (of which $ 220,873 is stock based), $202,102 in business development expenses (of which $167,404 is stock based), $354,000 in management fees (of which $72,977 is stock based), $288,403 in shareholder communication, awareness and financing (of which $45,407 is stock based), $283,618 in professional fees (of which $41,500 is stock based), $148,864 in public listing costs (of which 40,000 is stock based), $161,806 in expenses related to website development and corporate branding (of which $26,975 is stock based) $286,246 in other general and administrative expenses.

For the three months ended August 31, 2008, we incurred total expenses of $413,138 including $19,624 in research and development costs, $4,955 in amortization expense, $23,733 in consulting and advisory fees ($28,262 is stock based), $1,449 in business development expense, $94,033 in management fees (of which $51,711 is stock based), $538 in expenses related to corporate branding, $104,491 in shareholder awareness, and financing expense(of which $35,713 is stock based), $1,817 public listing costs, $91,363 in professional fees, and $42,363 in other general and administrative expenses.

By comparison, our total operating expenses were $284,272 for the three months ended August 31, 2007.  Our expenses during that period consisted primarily of $194,175 in general and administrative expense, $36,497 in consulting and advisory fees, and $16,000 in professional fees.

Our other general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office rent and maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees.

Net Loss

Since our inception on January 22, 2007 to August 31, 2008, we have incurred net loss of $2,449,244. For the three months ended August 31, 2008, we incurred net loss of $402,632.compared to our net loss of $284,272 for the same period in 2007. ..

Liquidity and Capital Resources

At August 31, 2008 we had cash of $932 in our bank accounts and a working capital deficit of $203,621. This compares to our cash of $26,201 and working capital deficit of $192,290 for the period ended May 31, 2008. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

During the three months ended August 31, 2008, we raised gross proceeds of $646,720 from the sale of our securities as described in the following table.

Date of issuance	Type of security issued	Number of securities issued	Price per security ($)	Total funds received ($)
June 2008	Options	100,000	0.20	For services
	Common Shares	37,500	0.20	For services
July 2008 July 2008 July 2008 July 2008 July 2008	Common Shares	50,000	0.40	For services
	Options	150,000	0.25	For services
	Units	2,400,000	0.125	300,000
	Common Shares	62,000	0.45-	For services

During the three months ended August 31, 2008, we used net cash of $28,319 in investing activities and net cash of $304,862 in operating activities.  This compares to our net cash used in investing activities of $13,198 and net cash used in operating activities of $8,120 for the same period in 2007.  During the three months ended August 31, 2008 we received net cash of $300,000 from financing activities compared to $35,300 for the same period in 2007.  The increase in cash received from financing for the three months ended August 31, 2008 was due to the sale of our common stock.

We expect to require approximately $3,725,000 in financing to acquire and develop technologies and launch our online carbon reduction marketplace over the next 12 months (beginning October 1, 2008), as follows:

Description	Estimated expenses ($)
Full launch and development of an online carbon reduction marketplace	100,000
Development and marketing of the ERC Technology	2,800,000
Development of promotional and marketing service business	225,000
Evaluation and acquisition of new technologies	600,000
Total	3,725,000

Our other planned operational expenses for the next twelve months (beginning October 1, 2008) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Completion of road shows	December 31, 2008	26,000
Management and consulting fees (including expenses of our Scientific Advisory Board)	12 months	700,000
Raise additional private or public equity (legal, accounting and marketing fees)	December 31, 2008	176,000
Legal and professional fees	12 months	140,500
Travel and promotional expenses	12 months	230,000
General and administrative expenses	12 months	129,500
Total		1,402,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. Of the $5,127,000 that we need for the next 12 months, we had $932 in cash as of August 31, 2008. In order to fully carry out our business plan, we need additional financing of approximately $5,127,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.  We also intend to implement cost reduction measures which may include reducing our budget for the evaluation of potential new projects, focusing our expenditures on less speculative or less developed projects, reducing our reliance on outside contractors, and tailoring our investor awareness programs and initiatives to a scale that is appropriate to our level of activity and the nature of our business.  Finally, we intend to seek out alternative sources of funding, such as research and development grants to offsetting the cost of our technology development

There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our company and our subsidiaries and we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The  Company  is a smaller reporting company as  defined  by Rule  12b-2  of the Securities Exchange Act of 1934,  as  amended (the  "Exchange  Act")  and  is  not  required  to  provide   the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were not effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The evaluation of our disclosure controls and procedures did not identify any change in our internal control over financial reporting that occurred during or subsequent to the quarter ended August 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party, and the Company is not aware of any threatened legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From June 1, 2008 to August 31, 2008, we made the following sales (and cancellation) of unregistered securities:

•
On June 9, 2008, we issued options to purchase 100,000 common shares to Primus Public Relations pursuant to an investor relations service agreement. The options are exercisable at a price of $0.20 per share for the period of one year after the date of issuance. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On June 10, 2008, we issued 100,000 restricted common shares to Qualico Capital Corp. as compensation for public relations services performed from May 14 to December 14, 2008. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On June 15, 2008, we issued 37,500 common shares to ECON Corporate Services, Inc. (“ECON”) pursuant to a consulting agreement whereby we agreed to issue 150,000 common shares to ECON as compensation for investor services, which shares are to be issued in four quarterly installments during the term of the agreement. The shares were issued at a price of $0.20 per share. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On July 1, 2008, we issued 50,000 restricted common shares and an option to purchase 150,000 common shares to Q4 Financial Group Inc. pursuant to a consulting agreement as of July 1, 2008, whereby Dennis Petke, President of Q4 Financial Group Inc will act as our Chief Financial Officer. The common shares were issued at $0.40 per share. The option is exercisable at a price of $0.25 per share within two years after the date of issuance. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On July 2, 2008, we issued 4,000,000 units at a price of $0.125 per unit to Metradon Ventures Limited. Each unit consists of one common share and one warrant to purchase one common share at a price of $0.20 per share until July 2, 2009. The proceeds are to be received in two installments of $200,000 and $300,000 respectively. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On July 2, 2008, we cancelled 100,000 restricted common shares issued to Qualico Capital Corp. on June 10, 2008 as compensation for public relations services due to failure of Qualico Capital to provide services in accordance with the agreement of May 14, 2008.

•
On July 17, 2008, we issued 62,000 common shares at $0.45 per share to SmallCapVoice.com pursuant to a financial public relations agreement dated July 15, 2008. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: October 20, 2008	Larry Kristof
President, Chief Executive Officer Director

/s/ Dennis Petke
Date: October 20, 2008	Dennis Petke
Chief Financial Officer, Principal Accounting Officer