Form 10-Q
period 2008-11-30
Mantra Venture Group Ltd.
filed 2009-01-14
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53461

Mantra Venture Group Ltd.
(Name of Small Business Issuer in its charter)

British Columbia, Canada	26-0592672
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 13, 2008, the registrant had 27,297,661 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
As of November 30, 2008 and May 31, 2008
(Unaudited)

	November 30, 2008 (Unaudited)	May 31, 2008
ASSETS

Current Assets

Cash	$93,536	$26,201
Subscriptions receivable	95,000	-
Taxes receivable	30,278	18,418
Security deposit and prepaid expenses	21,359	1,008

Total Current Assets	240,173	45,627

Intangible assets net of accumulated amortization of $12,000 (May 31, 2008 - $7,000)	37,815	42,815
Property and equipment net of accumulated depreciation of $27,525 (May 31, 2008 - $14,219)	127,366	55,682

Total Assets	$405,354	$144,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$110,356	$135,309
Due to related parties (Note 3)	89,071	103,308
Convertible debentures net of unamortized discount of $42,102 (May 31, 2008 - $0) (Note 4)	207,898	–
Interest on convertible debentures (Note 4)	2,725	–

Total Current Liabilities	410,050	238,617

Promissory Note (Note 5)	58,000	–

Total Liabilities	468,050	238,617

Contingency and Commitments (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: no shares	–	–

Common Stock (Note 7) Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 27,260,161 shares (May 31, 2008 – 23,452,661 shares)	273	235

Additional Paid-In Capital	2,748,256	1,951,884

Deficit Accumulated During the Development Stage	(2,811,225)	(2,046,612)

Total Stockholders’ Deficit	(62,696)	(94,493)

Total Liabilities and Stockholders’ Deficit	$405,354	$144,124

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Six Months Ended November 30, 2008 and
the Period from January 22, 2007 (Inception) to November 30, 2008
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		January 22, 2007 (Inception) to November 30,
	2008	2007	2008	2007	2008

Revenues	$3,058	$-	$11,058	$-	$11,058

Advertising and promotion	9,851	-	9,851	-	9,851
Depreciation and amortization	13,351	1,323	18,306	1,323	39,525
Business development	-	15,346	1,449	15,346	202,102
Consulting and advisory	11,581	59,557	35,354	59,557	378,497
Management fees	53,500	126,294	147,533	146,179	407,500
General and administrative	37,627	33,212	78,298	100,999	321,905
Research and development	52,498	28,204	72,122	32,920	154,550
Shareholder communication, awareness, financing	64,854	22,485	169,345	32,838	353,257
Professional fees	74,301	8,215	165,664	108,671	357,919
Salary expenses	21,777	-	45,012	-	45,012
Travel meals and entertainment	10,302	34,945	15,523	80,020	226,636
Public listing costs	5,683	27,540	7,500	27,540	154,547
Interest expense	9,714	-	9,714	-	9,714
Website and corporate identity	-	-	-	-	161,268
Total Expenses	365,039	357,121	775,671	605,393	2,822,283

Net Loss for the Period	$(361,981)	$(357,121)	$(764,613)	$(605,393)	$(2,811,225)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted Average Number of Common Shares Outstanding	26,033,980	19,675,578	25,570,625	18,485,249

Mantra Venture Group Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2008 and 2007 and
the Period from January 22, 2007 (Inception) to November 30, 2008
(Unaudited)

	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	January 22, 2007 (Inception) to November 30, 2008

Operating Activities

Net loss	$(764,613)	$(605,393)	$(2,811,225)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,133	5,275	43,352
Shares issued for services	68,750	25,000	589,950
Stock based compensation	73,570	64,191	232,454
Imputed Interest	3,160	-	3,160

Changes in operating assets and liabilities

Subscriptions receivable	(95,000)	-	(95,000)
Taxes receivable	(11,860)	(14,842)	(30,278)
Security deposit and prepaid expenses	(20,351)	(67)	(21,359)
Other assets	-	(12,000)	(12,000)
Accounts payable and accrued liabilities	45,773	9,991	194,528
Due to related parties	(38,626)	(2,179)	51,236

Net Cash Used in Operating Activities	(717,064)	(530,024)	(1,855,182)

Investing Activities

Purchase of property & equipment	(84,990)	(44,995)	(154,891)

Net Cash Used in Investing Activities	(84,990)	(44,995)	(154,891)

Financing Activities

Borrowings on related party debt	98,595	-	98,595
Payments on related party debt	(74,206)	-	(74,206)
Proceeds from exercise of warrants	–	–	137,500
Proceeds from debenture issuances	250,000	-	250,000
Proceeds from issuance of common stock	595,000	746,920	1,691,720

Net Cash Provided by Financing Activities	869,389	746,920	2,103,609

Change in Cash	67,335	171,901	93,536

Cash – Beginning	26,201	13,982	–

Cash – Ending	93,536	185,883	93,536

Supplemental Disclosures:

Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Activity
Stock issued for patent	$–	$–	$10,000
Options issued for patent	$–	$–	$27,854
Stock issued for accounts payable	$10,000	$–	$10,000
Promissory note issued for accounts payable	$58,000	$–	$58,000
Discount on convertible debenture	$45,930	$–	$45,930

1.	Basis of Presentation

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission and should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended May 31, 2008. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

2.	Going Concern

Mantra’s unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has generated minimal revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of November 30, 2008, the Company has accumulated losses of $2,811,225 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

During the six months ended November 30, 2008, the Company generated $8,000 of revenue for providing website design services to a direct relative of the CEO and director of the Company.

The Company incurred management fees, related to the CEO and director of the Company, of $48,000 and $36,635 for the six months ended November 30, 2008 and 2007, respectively.  As of November 30 and May 31, 2008, $23,825 and $22,500, respectively, of these fees were outstanding and included in the due to related parties balance.  In addition, the Company owed the CEO and director of the Company and his family trust $48,753 and $53,558 as of November 30 and May 31, 2008, respectively, for expenses paid on behalf of the Company.

During the six months ended November 30, 2008 and 2007, respectively, the Company incurred $19,670 and $0 for administration fees to a direct relative of the CEO and director of the Company, of which $2,624 and $0 are outstanding at November 30 and May 31, 2008, respectively, and included in the due to related parties balance.

During the six months ended November 30, 2008 and 2007, respectively, the Company incurred management fees of $33,000 and $0 to the CFO of the Company.  In addition, during the six months ended November 30, 2008, the Company issued 50,000 common shares of the Company with a total value of $20,000 and granted 150,000 options valued at $31,533 for management fees. As of November 30 and May 31, 2008, $5,675 and $0, respectively, was owed to the CFO. In addition, at November 30 and May 31, 2008, $1,601 and $0, respectively, was owed to the CFO for expenses paid on behalf of the Company.

During the six months ended November 30, 2008, 300,000 options granted to the former CFO of the Company expired. The options were valued at $21,266 upon issuance in fiscal year 2008.

The due to related parties amount is payable on demand and non-interest bearing. Interest of $3,160 has been imputed as of November 30, 2008. All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

On October 14, 2008, the CEO and director of the Company signed a Line of Credit Agreement with the Company whereby the CEO and director provides a line of credit to the Company with a principal balance up of $200,000, which is non-interest bearing with the outstanding balance of the line of credit to be repaid on October 13, 2010. As of November 30, 2008 the balance of the line of credit, included in the due to related parties balance was $7,608.

4.	Convertible Debentures

On October 16 and 17, 2008, the Company completed a convertible debenture financing of $250,000 issuing three convertible debentures that bear interest at 10% per annum. As of November 30, 2008, interest expense of $2,725 was accrued on the convertible debentures.

If not converted, the notes would be due one year from the date of the debenture issuance dates.  The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share.  As part of the consideration for the convertible debentures, 250,000 warrants were issued to the convertible debenture holders. The warrants are detachable from any conversion and are non-transferable.  Each such warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined that the convertible notes contained no embedded beneficial conversion feature as the convertible notes were issued at a conversion price higher than the market value of the common shares at the time of issuance.

In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values.  Accordingly, the Company recognized the relative fair value of the warrants of $45,930 as a component of stockholders’ deficit.  The resulting note discount is being amortized as interest expense using the effective interest method over the lives of the convertible debentures. As of November 30, 2008, interest expense of $3,828 is recorded as a result of amortization of the warrant value.

5.	Promissory Note

On November 30, 2008, the Company issued a promissory note of $58,000 for accounts payable settlement. The promissory note bears interest at 10% per annum, maturing December 31, 2009.

6.	Commitments

The Company has entered into an operating lease for its office premises in Vancouver, BC which expires September 30, 2009, and an operating lease for its office premises in Seattle, WA which expired on May 31, 2008 and is rented on a month to month basis.  Total rent expense for the six months ended November 30, 2008 is $28,117.  Subsequent to the quarter end, on December 15, 2008 the Company discontinued its month to month rental and entered into a one year operating lease for its office premises in Seattle, WA.  Climate ESCO, a 100% owned subsidiary of the Company, entered into a 6 month operating lease on December 15, 2008 for its office premises in Seattle, WA.  Total monthly expense for the Vancouver and Seattle offices is approximately $7,216.

7.	Common Stock

The Company’s authorized capital is 20,000,000 preferred shares with a par value of $0.00001 and 100,000,000 common shares with a par value of $0.00001. As of November 30, 2008 no preferred shares are issued or outstanding and 27,260,161 common shares are issued and outstanding.

During the six months ended November 30, 2008, the Company issued common shares as follows.

a)	37,500 shares of common stock at $0.19 per share for contract services valued at $7,126 based on the closing price of the Company’s common stock at the grant date.

b)	2,400,000 units at $0.125 per share for total cash proceeds of $300,000. Each unit consists of one share of common stock and one share purchase warrant exercisable at $0.20 until July 2, 2009.

c)	50,000 shares of common stock at $0.40 per share for CFO management services valued at $20,000 based on the closing price of the Company’s common stock at the grant date.

d)	62,500 shares of common stock at $0.42 per share for contract services valued at $26,250 based on the closing price of the Company’s common stock at the grant date.

e)	37,500 shares of common stock at $0.41 per share for contract services valued at $15,375 based on the closing price of the Company’s common stock at the grant date.

f)
1,180,000 units at $0.25 per unit for total cash proceeds of $295,000 and 40,000 units at $0.25 per unit for the settlement of $10,000 in accounts payable. Each unit consists of one common share and one-half non-transferrable warrant to purchase one further share of the Company’s common stock at an exercise price of $0.50 expiring on the earlier of:

-	24 months from the date of issuance of the warrant certificate (November 30, 2008), or

-
Five business days after the Company’s common stock trades at least one time per day on the FINRA over the Counter Bulletin Board at a price at or above $0.80 per share for seven consecutive trading days.

8.	Stock Options

Options have been granted with an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire either two years after grant or vesting or five years after grant or vesting, depending on the terms of the grant.

During the six months ended November 30, 2008 the Company granted 450,000 options valued at $73,569 for investor relations, CFO management, technology consulting and advisory services. As of November 30, 2008, the Company had no unrecognized compensation expense relating to unvested options.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value $

Outstanding, May 31, 2008	1,450,000	0.33
Granted	450,000	0.33
Cancelled	(300,000)	0.25
Exercisable, November 30, 2008	1,600,000	0.35	14	–

The fair market value of stock-based compensation awards granted during the six months ended November 30, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Expected Life (Months)	Expected Volatility	Dividend Yield	Risk Free Rate	Weighted Average Grant Date Fair Value

June 9, 2008	6	95.30%	0%	2.12%	$6,684
July 1, 2008	12	95.64%	0%	2.38%	$31,533
July 16, 2008	12	98.04%	0%	2.16%	$23,772
October 6, 2008	6	141.96%	0%	1.12%	$11,580

Prior to August 31, 2008, as the Company has less than two years of stock history, volatility calculations were taken from a comparable company with a longer trading history.  Beginning from October 6, 2008 volatility for option and warrant valuation using Black- Scholes has been calculated using the Company’s trading history available up to November 30, 2008.  The risk free interest rate is the rate currently available on zero-coupon U.S. government issues with a term equal to the expected life of the option.  The dividend rate was 0% as the Company has not paid, and does not intend to pay any dividends.  The expected life of the award is assumed to be equal to half of the stated term of the award.  The Company determined that the fair value of their common stock was equal to the value of the Company’s most recent issuance of common stock for cash while the Company was a private Company.  Thereafter the fair value of the options was determined by reference to the closing price of the stock as quoted on the OTCBB.

Additional information regarding stock options as of November 30, 2008, is as follows:

Number of Options	Exercise Price	Expiry Date
100,000	$0.20	June 9, 2009
75,000	$0.25	September 1, 2009
250,000	$0.25	October 5, 2009
100,000	$0.30	October 6, 2009
50,000	$0.25	October 31, 2009
100,000	$0.25	December 31, 2009
100,000	$0.25	January 1, 2010
50,000	$0.40	December 13, 2009
200,000	$0.75	March 5, 2010
75,000	$0.45	April 25, 2010
150,000	$0.25	June 30, 2010
100,000	$0.25	July 16, 2010
250,000	$0.25	November 1, 2012
1,600,000

9.	Warrants

During the six months ended November 30, 2008, the Company issued 2,400,000 warrants with an exercise price of $0.20 as part of the units purchased at $0.125 per unit, having a fair value of $518,974.  These warrants will expire if not exercised on or before July 2, 2009.

During the six months ended November 30, 2008, as part of the consideration for the convertible debentures, 250,000 warrants were issued to the convertible debenture holders. The warrants are detachable from any conversion and are non-transferable.  These warrants have an exercise price of $0.50 and a fair value of $45,930 and will expire between October 16 and October 17, 2010.

During the six months ended November 30, 2008, the Company issued 610,000 warrants with an exercise price of $0.50 as part of the units purchased at $0.30 per unit, having a fair value of $98,414 and will expire on November 30, 2010.

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Expected Life (Months)	Expected Volatility	Dividend Yield	Risk Free Rate	Weighted Average Grant Date Fair Value

July 2, 2008	6	95.68%	0%	2.10%	$0.22
October 16 -17, 2008	24	144.95%	0%	1.61 – 1.64%	$0.10
November 24-28, 2008	24	140.59%	0%	1.00 – 1.31%	$0.09

During the six months ended November 30, 2008, 600,000 warrants with an exercise price of $0.40 expired.

At November 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
4,000,000	$0.20	May 28, 2009
103,750	$0.50	November 19, 2009
6,250	$0.50	November 20, 2009
45,000	$0.50	December 1, 2009
35,000	$0.50	December 5, 2009
221,250	$0.50	December 10, 2009
37,500	$0.50	December 18, 2009
100,000	$0.50	February 28, 2010
75,000	$0.50	May 1, 2010
250,000	$0.50	October 16 and 17, 2010
610,000	$0.50	November 30, 2010
5,483,750

10.	Subsequent Events

On December 4, 2008 the Company entered into a Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. (“M Partners”).  Pursuant to the terms of the agreement M Partners agreed to sponsor the Company’s application for a listing on the TSX Venture Exchange (the “TSXV”) and to raise up to approximately $1,200,000 (CDN $1,500,000) in a financing from accredited investors.  The closing of the financing is subject to the approval of the Company’s application, and the granting of a symbol, by the TSXV.

On December 15, 2008, the Company entered into a one year operating lease for its office premises in Seattle, WA.  Climate ESCO, a 100% owned subsidiary of the Company, entered into a 6 month operating lease on December 15, 2008 for its office premises in Seattle, WA.

Between January 1 and January 7, 2009, the Company issued 1,375,000 options to purchase common shares of the Company for $0.30 per share for two years, pursuant to management and employment agreements.

On December 15, 2008, the Company issued 37,500 shares of common stock at $0.36 per share for contract services valued at $13,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q of Mantra Venture Group Ltd., (the “Company”, “Mantra”, “we”, “our”, “us”) contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All currency references in this report are in US dollars unless otherwise noted.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the three and six months ended November 30, 2008. The reported results may not necessarily reflect the future.

Business Overview

We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources.  We carry on our business through our five wholly owned subsidiaries and one majority owned subsidiary as follows:

•
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

•	Mantra Next Gen Power Inc., through which we anticipate developing technologies in the alternative energy sector; and

•	Mantra China Limited, through which we, together with our joint venture partners, plan to develop our business in Hong Kong and mainland China.

Results of Operations for the Period from January 22, 2007 (Inception) to November 30, 2008 and for the Six Months Ended November 30, 2008 compared to the Six Months Ended November 30, 2007.

Lack of Revenues

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to May 31, 2008 we did not generate any revenues; however, for the six months ended November 30, 2008 we generated $11,058 in website development revenue.  Since our inception to November 30, 2008, we have an accumulated deficit of $2,811,225. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $2,822,283 from the date of our inception to November 30, 2008, $864,085 of which were paid by way of common shares, stock options or convertible debentures of the Company.

Description	Expense	Stock based/other	Total
Amortization	$39,525	-	$39,525
Interest expense	9,714	-	9,714
Business development	34,698	167,404	202,102
Consulting and advisory	-	378,497	378,497
Management fees	334,700	72,800	407,500
Research and development	143,275	11,275	154,550
Shareholder communication, awareness and financing costs	285,350	67,907	353,257
Professional fees	266,419	91,500	357,919
Public listing and related	114,547	40,000	154,547
Website and corporate identity	134,293	26,975	161,268
General, Administrative and salaries	595,677	7,727	603,404
	$1,958,198	$864,085	$2,822,283

For the six months ended November 30, 2008, we incurred total expenses of $775,671, $192,320 of which were paid by way of common shares, stock options or convertible debentures of the Company.

Description	Expense	Stock based/other	Total
Amortization	$18,306	-	$18,306
Interest expense	9,714	-	9,714
Business development	1,449	-	1,449
Consulting and advisory	-	35,354	35,354
Management fees	96,000	51,533	147,533
Research and development	72,122	-	72,122
Shareholder communication, awareness and financing costs	113,912	55,433	169,345
Professional fees	115,664	50,000	165,664
Public listing and related	7,500	-	7,500
General, Administrative and salaries	148,684	-	148,684
	$583,351	$192,320	$775,671

Overall expenses for the six months ended November 30, 2008 were $170,278 higher than the same period last year due primarily to increased shareholder communication, investor awareness and financing costs, and from increased professional fees and research and development expenses.  Financing costs relate mainly to legal and SEC filing expenses incurred for private placements.  The increases were offset by a $22,701 decrease in general and administrative expenses, a decrease of $20,040 in public listing expenses, and a decrease in consulting and advisory expenses of $24,203 as management continues its cost reduction efforts.

Overall expenses for the three months ended November 30, 2008 were higher by $7,918 compared to the same period last year.  Business development expenses, consulting and advisory fees, as well as management fees for the three months ended November 30, 2008 were collectively $136,116 lower than the same period last year due to cost management initiatives and a more focused approach to managing the business.  This was offset by a collective increase of $130,232 in professional fees, shareholder communication, financing and salary expense due primarily to legal fees and regulatory filing expenses incurred for private placements and other fund raising efforts as well as awareness campaigns.  Travel, meals, entertainment and promotion were lower by $24,643 offset by $24,294 in increased expenses for research and development related to the ERC project.  Public listing expenses were lower by $21,857 offset by a $21,742 increase in non-cash expenses, interest and amortization.

Net Loss

Since our inception on January 22, 2007 to November 30, 2008, we have incurred net losses of $2,811,225.  For the six months ended November 30, 2008 we incurred a net loss of $764,613 compared to our net loss of $605,393 for the same period in 2007.  The loss for the three months ended November 30, 2008 was $361,981, $4,860 higher than the same period last year.

Liquidity and Capital Resources

As of November 30, 2008, we had total assets of $405,354 and total liabilities of $468,050.  We had cash of $93,536 in our bank accounts and we received an additional $95,000 in December from subscriptions receivable which were outstanding as of November 30, 2008.  As of November 30, 2008 we had a working capital deficit of $169,877. This compares to our cash of $26,201 and working capital deficit of $192,990 as of May 31, 2008. To date we have been solely dependent on the funds raised through our equity or debt financings.  Going forward we will remain dependent on raising funds through our equity and debt financings but we also expect to receive additional funding from government grant and incentive programs.

During the six months ended November 30, 2008, we raised gross proceeds, satisfied debt and paid for services totaling $923,750 from the issuance of our securities as described in the following table.

Date of issuance	Type of security issued	Number of securities issued	Price per security ($)	Value ($)
June 2008	Common Shares for services	37,500	0.19	7,125
July 2008	Units (common shares and warrants) for cash	2,400,000	0.125	300,000
July 2008	Common Shares for services	50,000	0.40	20,000
July 2008	Common Shares for services	62,500	0.45	26,250
September 2008	Common Shares for services	37,500	0.41	15,375
October 2008	Convertible Debentures	N/A	N/A	250,000
November 2008	Units (common shares and warrants) for cash - $10,000 applied to accounts payable	1,220,000	0.25	305,000

During the six months ended November 30, 2008, we used net cash of $84,990 in investing activities and net cash of $717,064 in operating activities.  This compares to our net cash used in investing activities of $44,995 and net cash used in operating activities of $530,024 for the same period in 2007.  During the six months ended November 30, 2008 we received net cash of $869,389 from financing activities compared to $746,920 for the same period in 2007.

We expect to require approximately $1,478,930 in a combination of financing and grants for further development of our electro reduction of carbon technology and for our other planned operational expenses for the next twelve months (beginning January 1, 2009) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Development of the ERC reactor to demonstration pre-commercial scale	December 31, 2009	554,232
TSX Venture listing costs including legal fees, sponsorship fees and financing costs	March 31, 2009	230,000
Management and consulting fees (including expenses of our Scientific Advisory Board)	12 months	240,000
Corporate communication, investor awareness and financing costs	12 months	126,000
Professional fees, legal and audit	12 months	122,000
General, administrative and salary expenses	12 months	158,698
Travel, advertising and promotional expenses	12 months	48,000
Total		$1,478,930

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. We expect that the bulk of the $1,479,000 that we need for the next 12 months will be covered by the funds raised by M Partners Inc, our sponsors for our potential TSX Venture listing.  The potential financing by M Partners is contingent on our successful listing with the TSX Venture Exchange and is to be carried out on a best efforts basis.  Consequently, there can be no guarantee how much money will be raised or that this financing will be completed at all.  In addition, we intend to pursue additional equity financing from private investors and will continue to negotiate with contractors and vendors to pay for the services with stock and stock options instead of cash.

We also continue to implement cost reduction measures which may include reducing our reliance on outside contractors and tailoring our investor awareness programs and initiatives to a scale that is appropriate to our level of activity and the nature of our business.  Finally, we have begun to seek out alternative sources of funding, such as research and development grants, to offset the cost of our technology development.

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

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Policies

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to November 30, 2008 entered into derivative instruments to offset the impact of foreign currency fluctuations. We have determined that any potential foreign currency translation gain or loss is not material and as a result other comprehensive income presentation is not presented.

Stock-based Compensation

We record stock based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized in our financial statements as an expense in the Consolidated Statement of Operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable in accordance with the provisions of EITF 96-18.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act).   Based  upon that evaluation,  our  chief executive officer and chief financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were not effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.
.
Changes in Internal Controls

During the quarter ended November 30, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material legal proceedings not in the ordinary course of business and incidental to our operations which involve Mantra or any of its properties or subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2008 to November 30, 2008, we made the following previously unreported sales (and cancellation) of unregistered securities:

•
On September 15, 2008, we issued 37,500 common shares to ECON Corporate Services, Inc. (“ECON”) pursuant to a consulting agreement whereby we agreed to issue 150,000 common shares to ECON as compensation for investor services, which shares are to be issued in four quarterly installments during the term of the agreement. The shares were issued at a price of $0.41 per share. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On October 6, 2008, we granted two members of our Scientific Advisory Board the option to purchase 50,000 common shares each at a price of $0.30 per share with an expiry date of October 6, 2009 (aggregate of 100,000 options).  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On November 30, 2008 we issued a promissory note whereby we agreed to pay a lender the principal amount of $58,000, with an interest rate of 10% per year calculated monthly, on December 31, 2009.  This promissory note was issued without a prospectus pursuant to Regulation S of the Securities Act.

We completed these offerings of our securities pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 14, 2008, without holding a meeting, we received written consent and resolutions from a holder of 57% of our common stock to continue our corporate jurisdiction from Nevada to British Columbia, Canada and concurrently adopt new Notice of Articles to replace our former Nevada Articles of Incorporation and new Articles to replace our former Nevada Bylaws.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008 (1)
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (1)
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as Exhibits in our Current Report on Form 8-K filed on November 4, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: January 14, 2009	Larry Kristof
President, Chief Executive Officer, Director

/s/ Dennis Petke
Date: January 14, 2009	Dennis Petke
Chief Financial Officer, Principal Accounting Officer