Form 10-Q
period 2009-02-28
Mantra Venture Group Ltd.
filed 2009-04-15
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 13, 2009, the registrant had 28,693,303 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 28, 2009 $ (unaudited)	May 31, 2008 $
ASSETS

Current assets

Cash	6,446	26,201
Amounts receivable	15,137	18,418
Prepaid expenses and deposits	19,386	1,008

Total current assets	40,969	45,627

Intangible assets	37,815	42,815

Property and equipment	118,584	55,682

Total assets	197,368	144,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	258,332	135,309
Accrued interest payable	9,233	–
Due to related parties (Note 4)	60,610	103,308
Convertible debentures, net of unamortized discount of $15,408 (Note 5)	219,478	–
Note payable (Note 6)	59,430	–

Total liabilities	607,083	238,617

Going concern (Note 2)
Commitment (Note 7)

Stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 27,341,180 shares (May 31, 2008 – 23,452,661 shares)	274	235

Additional paid-in capital	3,030,117	1,951,884

Deficit accumulated during the development stage	(3,440,106)	(2,046,612)

Total stockholders’ deficit	(409,715)	(94,493)

Total liabilities and stockholders’ deficit	197,368	144,124

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three months ended February 28,		Nine months ended February 28,		Accumulated from January 22, 2007 (Inception) to February 28,
	2009 $	2008 $	2009 $	2008 $	2009 $

Revenues	1,060	–	12,118	–	12,118

Expenses

Advertising and promotion	24,450	–	34,301	–	34,301
Business development	1,973	23,979	3,422	39,325	204,075
Consulting and advisory	8,642	220,205	43,996	279,762	387,139
Depreciation and amortization	8,782	662	27,088	1,985	48,307
General and administrative	58,436	48,261	136,734	158,644	380,341
Management fees	51,000	44,188	147,000	169,102	385,700
Management fees - stock-based compensation	181,446	–	232,979	21,265	254,246
Professional fees	65,467	76,299	231,131	212,510	423,386
Public listing costs	21,501	58,491	29,001	59,071	176,048
Research and development	47,789	10,038	119,911	32,994	202,339
Salaries and benefits	58,383	–	103,395	–	103,395
Shareholder communications and investor relations	80,342	54,648	249,687	87,486	433,599
Travel	5,373	82,769	20,896	162,789	232,009
Website and corporate identity	–	103,840	–	103,840	161,268

Total expenses	613,584	723,380	1,379,541	1,328,773	3,426,153

Loss before other expenses	(612,524)	(723,380)	(1,367,423)	(1,328,773)	(3,414,035)

Other expenses

Accretion of discounts on convertible debentures	(11,580)	–	(15,408)	–	(15,408)
Interest	(4,777)	–	(10,663)	–	(10,663)

Total other expenses	(16,357)	–	(26,071)	–	(26,071)

Net loss for the period	(628,881)	(723,380)	(1,393,494)	(1,328,773)	(3,440,106)

Loss per share, basic and diluted	(0.02)	(0.04)	(0.05)	(0.07)

Weighted average number of shares outstanding	27,303,448	20,459,026	26,141,886	19,140,773

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)
	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	Accumulated from January 22, 2007 (Inception) to February 28, 2009
	$	$	$

Operating activities

Net loss for the period	(1,393,494)	(1,328,773)	(3,440,106)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	15,408	–	15,408
Depreciation and amortization	27,088	10,001	48,307
Stock-based compensation	422,342	381,717	1,102,426

Changes in operating assets and liabilities

Amounts receivable	3,281	(14,842)	(15,137)
Prepaid expenses and deposits	(18,378)	(67)	(19,386)
Other assets	–	(12,000)	(12,000)
Accounts payable and accrued liabilities	197,453	9,991	332,762
Accrued interest payable	9,233	–	9,233
Due to related parties	(48,617)	(2,179)	54,691

Net cash used in operating activities	(785,684)	(530,024)	(1,923,802)

Investing activities

Purchase of property and equipment	(84,990)	(52,529)	(154,891)

Net cash used in investing activities	(84,990)	(52,529)	(154,891)

Financing activities

Advances from related parties	83,263	–	83,263
Repayment of related party debt	(77,344)	–	(77,344)
Proceeds from exercise of warrants	–	–	137,500
Proceeds from issuance of convertible debentures	250,000	–	250,000
Proceeds from issuance of common stock	595,000	941,420	1,691,720

Net cash provided by financing activities	850,919	941,420	2,085,139

Change in cash	19,755	59,506	6,446

Cash, beginning of period	26,201	13,982	–

Cash, end of period	6,446	73,488	6,446

Non-cash investing and financing activities:
Common stock issued for patent	–	–	10,000
Stock options issued for patent	–	–	27,854
Common stock issued to settle accounts payable	15,000	–	15,000
Promissory note issued to settle accounts payable	58,000	–	58,000
Fair value of share purchase warrants issued for convertible debentures	45,930	–	45,930
Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2009
(unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission and should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended May 31, 2008. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

2.	Going Concern

The Company’s unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has generated minimal revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support of its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of February 28, 2009, the Company has a working capital deficiency of $566,114 and accumulated losses of $3,440,106 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

3.	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

4.	Related Party Transactions

a)	During the nine months ended February 28, 2009, the Company generated revenue of $8,000 (2008 - $Nil) for providing website design services to the spouse of the President of the Company.

b)
During the nine months ended February 28, 2009, the Company incurred management fees of $58,500 (2008 - $Nil) and issued 50,000 shares of common stock at a fair value of $20,000 to a company controlled by the Chief Financial Officer of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions (continued)

c)
Included in accounts payable as at February 28, 2009 is $10,965 owing to the President of the Company for management fees. As at February 28, 2009, the Company owes $58,410 to the President of the Company or entities that he controls. The amounts due are non-interest bearing, unsecured and due on demand.

d)
Included in accounts payable as at February 28, 2009 is $7,734 (May 31, 2008 - $Nil) owing to a company controlled by the Chief Financial Officer of the Company for management fees. As at February 28, 2009, $2,100 (May 31, 2008 - $Nil) is owed to the Chief Financial Officer of the Company for expenses paid on behalf of the Company. The amounts due are non-interest bearing, unsecured and due on demand.

5.	Convertible Debentures

On October 16 and 17, 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined that the convertible debentures contained no embedded beneficial conversion feature as the convertible debentures were issued with a conversion price higher than the fair market value of the Company’s common shares at the time of issuance.

In accordance with EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. As at February 28, 2009, the Company has recorded accretion expense of $15,408, increasing the carrying value of the convertible debentures to $219,478.

6.	Note Payable

On November 30, 2008, the Company issued a promissory note of $58,000 to settle accounts payable. The promissory note bears interest at 10% per annum, is unsecured, and is due on December 31, 2009.

7.	Commitment

On January 7, 2009, the Company entered a management services agreement with a company controlled by the Chief Financial Officer of the Company where it is committed to pay $8,500 per month for a period of one year. The agreement may be terminated by either party with seven days written notice.

8.	Common Stock

a)	On June 15, 2008, the Company issued 37,500 shares of common stock at a fair value of $7,126 for services rendered.

b)	On July 1, 2008, the Company issued 50,000 shares of common stock at a fair value of $20,000 to the Chief Financial Officer of the Company.

c)
On July 2, 2008, the Company issued 2,400,000 units at $0.125 per share for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on July 2, 2009.

d)	On July 18, 2008, the Company issued 62,500 shares of common stock at a fair value of $26,250 for services rendered.

e)	On September 15, 2008, the Company issued 37,500 shares of common stock at a fair value of $15,375 for services rendered.

f)
On November 30, 2008, the Company issued 1,180,000 units at $0.25 per unit for proceeds of $295,000 and 40,000 units at $0.25 per unit to settle $10,000 of accounts payable. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.50 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.80 per share for seven consecutive trading days

g)	On December 15, 2008, the Company issued 37,500 shares of common stock at a fair value of $13,500 for services rendered.

h)	On January 28, 2009, the Company issued 25,000 shares of common stock at a fair value of $9,000 for services rendered.

i)	On February 10, 2009, the Company issued 18,519 shares of common stock at a fair value of $5,000 to settle accounts payable.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
(unaudited)

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding and exercisable, May 31, 2008	1,450,000	0.33

Granted	1,900,000	0.29
Cancelled	(550,000)	0.25

Outstanding and exercisable, February 28, 2009	2,800,000	0.33	1.7	–

       Additional information regarding stock options as of February 28, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

100,000	0.20	June 9, 2009
75,000	0.25	September 1, 2009
100,000	0.25	October 5, 2009
100,000	0.30	October 6, 2009
50,000	0.25	October 31, 2009
100,000	0.25	January 1, 2010
50,000	0.40	December 13, 2009
200,000	0.75	March 5, 2010
75,000	0.45	April 25, 2010
150,000	0.25	June 30, 2010
100,000	0.25	July 16, 2010
1,375,000	0.30	January 7, 2011
75,000	0.27	February 10, 2011
250,000	0.25	November 1, 2012

2,800,000

       The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months ended February 28, 2009	Nine months ended February 29, 2008

Risk-free Interest rate	0.80%	3.78%
Expected life (in years)	0.9	0.9
Expected volatility	111%	73%

The weighted average fair value of the stock options granted during 2009 was $0.17 per option.

 As of February 28, 2009, the Company had no unrecognized compensation expense relating to unvested options.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
(unaudited)

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2008	2,823,750	0.31

Issued	3,260,000	0.28
Expired	(600,000)	0.40

Balance, February 28, 2009	5,483,750	0.28

       As at February 28, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

1,600,000	0.20	May 28, 2009
2,400,000	0.20	July 2, 2009
103,750	0.50	November 19, 2009
6,250	0.50	November 20, 2009
45,000	0.50	December 1, 2009
35,000	0.50	December 5, 2009
221,250	0.50	December 10, 2009
37,500	0.50	December 18, 2009
100,000	0.50	February 28, 2010
75,000	0.50	May 1, 2010
200,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
610,000	0.50	November 30, 2010

5,483,750

11.	Subsequent Event

Subsequent to February 28, 2009, the Company received share subscriptions of $188,125.  The Company is to issue units at $0.15 per unit with each unit to consist of one share of common stock and one non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one timer per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the three and nine months ended February 28, 2009. The reported results may not necessarily reflect the future.

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

Results of Operations

Lack of Revenues

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to May 31, 2008 we did not generate any revenues; however for the nine months ended February 28, 2009 we generated $12,118 in website development revenue.  Since our inception to February 28, 2009, we have an accumulated deficit of $3,440,106. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $3,452,224 from the date of our inception to February 28, 2009, $1,117,834 of which were paid by way of our common shares, stock options or share purchase warrants.

Description	Expense	Stock based/other	Total
Amortization and accretion	$48,307	$15,408	$83,715
Business development	36,671	167,404	204,075
Consulting and advisory	8,642	378,496	387,139
Management fees	385,700	254,246	639,946
Research and development	191,064	11,275	202,339
Shareholder communication, awareness and financing costs	313,209	120,390	433,599
Professional fees	381,886	41,500	423,386
Public listing and related	136,048	40,000	176,048
Website and corporate identity	134,293	26,975	161,268
General, Administrative and salaries	687,906	62,138	750,046
Interest expense	10,663	-	10,663
Total	$2,334,390	$1,117,834	$3,452,224

For the nine months ended February 28, 2009, we incurred total expenses of $1,405,612, $437,750 of which were paid by way of our common shares, stock options or share purchase warrants.

Description	Expense	Stock based	Total
Amortization	$27,088	$15,408	$42,406
Business development	3,422	-	3,442
Consulting and advisory	8,642	35,354	43,996
Management fees	147,000	232,979	379,979
Research and development	119,911	-	119,911
Shareholder communication, awareness and financing costs	150,091	99,596	249,687
Professional fees	231,131	-	231,131
Public listing and related	29,001	-	29,001
General, Administrative and salaries	240,913	54,413	295,326
Interest expense	10,663	-	10,663
Total	$967,862	$437,750	$1,405,612

Overall expenses for the nine months ended February 28, 2009 were $76,893 higher than the same period in 2008 due primarily to an increase in management fees paid in stock-based compensation, increased research and development costs and increased shareholder communication, investor awareness and financing costs.  Financing costs relate mainly to legal and SEC filing expenses incurred for private placements.  The increases were due to continued development of the ERC technology, the efforts to create awareness of the company and the search for development and commercial partners.  These increases were offset by a $235,766 decrease in consulting and advisory expenses, a $141,893 decrease in travel, meals and entertainment, a decrease of $30,070 in public listing expenses and a $21,910 decrease in general and administrative expenses as management continues its cost reduction efforts.

For the three months ended February 28, 2009, we incurred total expenses of $629,941, $291,602 of which were paid by way of common shares or stock options or share purchase warrants.

Description	Expense	Stock based	Total
Amortization	$8,782	$11,580	$20,362
Business development	1,973	-	1,973
Consulting and advisory	8,642	-	8,642
Management fees	51,000	181,446	232,446
Research and development	47,789	-	47,789
Shareholder communication, awareness and financing costs	36,179	44,163	80,342
Professional fees	65,467	-	65,467
Public listing and related	21,501	-	21,501
General, Administrative and salaries	92,229	54,413	146,642
Interest expense	4,777	-	4,777
Total	$338,339	$291,602	$629,941

Overall expenses for the three months ended February 28, 2009 were lower by $93,439 compared to same period in 2008 due to cost management initiatives and a reduction in website and corporate identity development expenses.  We incurred $103,840 in such expenses for the period ended February 29, 2008 compared to nil for the period ended February 28, 2009, as the bulk of the development was completed last year.  An increase of $188,258 in management fees, $181,446 of which was stock based, was offset by a $233,569 decrease in business development, consulting and advisory fees.  Certain expenses included in shareholder communication and awareness relate to efforts to search, identify and communicate with development and commercial partners.

Net Loss

Since our inception on January 22, 2007 to February 28, 2009, we have incurred net loss of $3,440,106.  For the nine months ended February 28, 2009 we incurred net loss of $1,393,494 compared to our net loss of $1,328,773 for the same period in 2008.  The loss for the three months ended February 28, 2009 was $94,499 lower than the same period in 2008.

Liquidity and Capital Resources

As at February 28, 2009, we had total current assets of $40,969 and total current liabilities of $607,083 for a working capital deficit of $566,114. This compares to our working capital deficit of $192,990 as at May 31, 2008. To date we have been solely dependent on the funds raised through our equity or debt financings.  Going forward we will remain dependent on raising funds through our equity and debt financings but we also expect to receive additional funding from government grant and incentive programs as well as ERC licensing arrangements and commercial partnerships.

During the nine months ended February 28, 2009, we raised gross proceeds/satisfied debt/paid for services totaling $951,625 through the issuance of our securities as described in the following table:

Date of issuance	Type of security issued	Number of securities issued	Price per security ($)	Value ($)
June 2008	Common Shares issued for services	37,500	0.20	7,500
July 2008	Units (common shares and warrants) for cash	2,400,000	0.125	300,000
July 2008	Common Shares for services	50,000	0.40	20,000
July 2008	Common Shares for services	62,500	0.45	26,250
Sep 2008	Common Shares for services	37,500	0.41	15,375
Oct 2008	Convertible Debentures	N/A	N/A	250,000
Nov 2008	Units (common shares and warrants) for cash - $10,000 applied to accounts payable	1,220,000	0.25	305,000
Dec 2008	Common Shares for services	37,500	0.36	13,500
Jan 2009	Common Shares for services	25,000	0.36	9,000
Feb 2009	Common Shares to settle a payable	18,519	0.27	5,000

During the nine months ended February 28, 2009, we used net cash of $84,990 in investing activities and net cash of $ 785,684 in operating activities. This compares to our net cash used in investing activities of $52,529 and net cash used in operating activities of $530,024 for the same period in 2008.  During the nine months ended February 28, 2009 we received net cash of $850,919 from financing activities compared to $941,420 for the same period in 2008.

We expect to require approximately $1,346,360 in a combination of financing and grants to for further development of our ERC reactor and for our other planned operational expenses for the next twelve months (beginning April 1, 2009) are summarized as follows:

Description	Target completion date or period	Estimated expenses ($)
Development of the ERC reactor to demonstration pre-commercial scale	March 31, 2010	547,360
Anticipated Canadian public listing costs including legal fees and financing costs	May 31, 2009	153,000
Management and consulting fees (including expenses of our Scientific Advisory Board)	12 months	200,000
Corporate communication, investor awareness and financing costs	12 months	126,000
Professional fees, legal and audit	12 months	120,000
Genera, administrative and salary expenses	12 months	150,000
Travel, advertising and promotional expenses	12 months	50,000
Total		1,346,360

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. We expect that the bulk of the $1,346,360 that we need for the next 12 months will be covered by the funds raised in connection with our anticipated Canadian public listing.  In addition we intend to pursue additional equity financing from private investors and will continue to negotiate with contractors and vendors to pay for the services with stock and stock options instead of cash.

We also continue to implement cost reduction measures which may include reducing our reliance on outside contractors, and tailoring our investor awareness programs and initiatives to a scale that is appropriate to our level of activity and the nature of our business.  Finally, we have begun to seek out alternative sources of funding, such as research and development grants to offset the cost of our technology development

There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our company and our subsidiaries and we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   Chief Executive  Officer  and  Chief Financial Officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act).   Based  upon that evaluation,  our  Chief Executive Officer and Chief Financial Officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were not effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  Chief Executive Officer and Chief Financial Officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended February 28, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

We are not aware of any material legal proceedings not in the ordinary course of business and incidental to our operations which involve us or any of our properties or subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From December 1, 2008 to February 28, 2009, we made the following previously unreported sales of unregistered securities:

•
On December 15, 2008, we issued 37,500 of our common shares to ECON Corporate Services, Inc. (“ECON”) pursuant to a consulting agreement whereby we agreed to issue 150,000 common shares to ECON as compensation for investor services, which shares are to be issued in four quarterly installments during the term of the agreement. The shares were issued at a price of $0.36 per share. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On January 29, 2009 we issued 25,000 shares of our common stock to an employee as a bonus.  The shares were issued at a price of $0.36 per share.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On February 10, 2009, we converted a debt of $5,000 owed to one of our employees into our common shares at a rate of $0.27 per share for an aggregate amount of 18,519 shares.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On January 1, 2009, we granted a total of 4 employees options to purchase an aggregate of 375,000 shares of our common stock at an exercise price of $0.30 per share pursuant to employment agreements.  The options expire on January 7, 2011 or upon termination of the employment agreements, whichever occurs earlier.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

•
On February 10, 2009, we granted a consultant options to purchase 75,000 shares of our common stock at an exercise price of $0.27 per share pursuant to a consulting agreement.  The options expire on February 10, 2011 or upon termination of the consulting agreement, whichever occurs earlier.  These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: April 14, 2009	Larry Kristof
President, Chief Executive Officer, Director

/s/ Dennis Petke
Date: April 14, 2009	Dennis Petke
Chief Financial Officer, Principal Accounting Officer