Form 10-K/A
period 2009-03-31
Mantra Venture Group Ltd.
filed 2009-06-17
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
Amendment #1

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number 000-32865

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
1205 – 207 West Hastings Street Vancouver, British Columbia, V6B 1H7	(604) 609 2898
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 11, 2008: $4,675,091 (Affiliate Holdings of 14,400,000 shares, closing price of shares September 8, 2008 of $0.41)

Number of common shares outstanding at September 10, 2008:  25,802,661

Amendment Note:  Mantra Venture Group Ltd. (the “Company”, “we”, “us”, “our”) is filing this amendment to its Annual Report on Form 10-K for the year ended March 31, 2008 in order to revise its disclosure regarding its disclosure controls and procedures.  Only Item 9(A)T of the Form 10-K required revision and it is the only Item which we have reproduced in this amendment for ease of review.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008.  During the evaluation we considered a discrepancy in our quarterly financial statement regarding inaccurate recording of shares issuances. The error occurred because a corporate resolution authorizing an issuance of our common shares was not provided to our legal team and hence the treasury order was not sent to our transfer agent on a timely basis.  Based on the evaluation of these disclosure controls and procedures, and in light of the share issuance discrepancy, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies."

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES	TITLE	DATE

/s/ Larry Kristof		June 17, 2009
Larry Kristof	Director, President, Chief Executive Officer

/s/ Dennis Petke		June 17, 2009
Dennis Petke	Chief Financial Officer, Principal Accounting Officer

2