Form 10-K
period 2009-05-31
Mantra Venture Group Ltd.
filed 2009-09-15
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1205 – 207 West Hastings Street
Vancouver, British Columbia, Canada V6B 1H7
 (Address of principal executive offices) (ZIP Code)

(604) 609 2898
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.00001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2008 (Non affiliate holdings of 7,660,161 shares at the price at which the common shares were last sold: $0.295 per share): $2,259,747

Number of common shares outstanding at September 15, 2009: 31,387,456

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

Description of Business

We were incorporated as a Nevada company on January 22, 2007. In December 2007 our common stock became eligible for trading on the OTC Bulletin Board under the symbol MVTG.OB. On February 18, 2008 our stock became eligible for trading on the Frankfurt Stock Exchange and now trades on that exchange under the symbol 5MV.  On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada.  Our principal offices are located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609 2898. Our fiscal year end is May 31.

We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources. On November 2, 2007, through our wholly owned subsidiary, Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership of an invention for the electro-reduction of carbon dioxide.  This is currently our flagship technology and is described in greater detail under the heading “Business” below.

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

We are a development stage company that has only recently begun operations. We have generated only nominal revenues from our intended business activities, and we do not expect to generate significant revenues in the next 12 months. Other than our invention for the electro-reduction of carbon dioxide, we have not yet developed or acquired any commercially exploitable technology. Since our inception, we have incurred operational losses and we have completed several rounds of financing to fund our operations.

We carry on our business through our subsidiaries as follows:

•
Mantra Energy Alternatives Ltd., through which we identify, acquire, develop and market  technologies related to alternative energy production, greenhouse gas emissions reduction and resource consumption reduction; and

•	Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices;

We also have a number of inactive subsidiaries which we plan to engage in various business activities in the future.

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

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT

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

We have retained one of the creators of the technology, Professor Colin Oloman, as a member of our Scientific Advisory Board, to further develop the carbon dioxide reduction process to achieve optimal results on a consistent basis. On June 1, 2008, we entered into a Technology Development and Support Agreement with Kemetco Research Inc., an integrated science, technology and innovation company.  Pursuant to that agreement, we have established a research and development facility for the ERC in Vancouver, British Columbia, staffed by a dedicated research team provided by Kemetco.  This Agreement was set to expire on June 1, 2009.

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2 per day.  In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2009.  The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases.  On March 18, 2009 we entered into another agreement with Kemetco which amended and replaced the January 29, 2009 agreement.  Under the terms of the latest agreement, we have agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000.  This agreement became effective on April 1, 2009 and after the completion of the initial 5 month program, we have the option to extend for another 5 months.

Pictured Above, Design for Bench Scale ERC Reactor

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

Established and Emerging Market for ERC and By-Products:

The technology behind ERC can be applied to any scale commercial venture which outputs CO2 into the atmosphere.  We anticipate that, once fully commercialized, we will be able to offer ERC as a CO2 management system to various industry including steel, power generation and lumber.

The existing applications of ERC by-products include use as feedstock preservatives, de-icing solutions, and baking soda, among others.  Sodium Formate and Formic Acid, two of the main by-products of ERC, currently have an average market value of $1,200/ton, with more than 600,000 tons of formic acid produced annually (Li, 2006). Their applications are diverse, including feedstock preservatives, de-icing solutions, cleaning solutions and baking soda to name a few. The market for formic acid has experienced continual growth and demand over the past several years, mainly attributed to the following: European and developing country demand for formic acid in silage, rising raw materials, energy and logistics costs; and animal feed preservative and Asian demand for formic acid in leather, rubber, food and pharmaceutical industries. The average market price of formic acid is expected to increase by as much as 20% in 2009. (Dunia Frontier Consultants, 2008)

However, if the ERC process reaches market acceptance as a way to deal with CO2 emissions from industry facilities, it will likely lead to supply of formic acid in excess of current market demand. We have identified several potential future applications for formic acid, which may lead to an expansion in current market demand. The application we have identified and are currently focusing on is steel pickling.

Steel Pickling

Steel Pickling is part of the finishing process in the production of certain steel products in which oxide and scale are removed from the surface of strip steel, steel wire, and other forms of steel, by dissolution in acid.  A solution of either Hydrochloric Acid (HCl) or Sulfuric Acid is generally used to treat carbon steel products, while a combination of Hydrofluoric and Nitric Acids is often used for stainless steel.  Approximately ¼ of the HCI produced in the U.S. is used for pickling steel (American Chemistry, 2003), consuming an estimated 5Mt/year.  As an organic acid, Formic Acid would be a very attractive replacement for Hydrochloric Acid (HCI) in the steel pickling process.  Formic Acid has many potential advantages over HCI in this application, including: less iron lost from the steel surface, improvement in final surface quality, and the elimination of corrosion inhibiting and neutralizing rinse processes to prevent rust development.  In addition, Formic Acid is both bio-degradable and reusable which would allow water used in the picking process to be recycled more easily.

Competition

There are several existing alternative methods to ERC which convert CO2 into useful products.  Other methods include, for example:

•	Thermo-chemical reactions to produce carbon monoxide, formic acid, methane or methanol;
•	Bio-chemical reactions to produce methane;
•	Photo-chemical reactions to produce carbon monoxide, formaldehyde or formic acid; and
•	Photo-electro-chemical reaction to produce carbon monoxide and possibly methane & methanol.

Some thermo-chemical methods are established commercial industrial processes (e.g. production of methanol from CO2) however, like ERC, most of these alternative methods of CO2 conversion are still at the level of laboratory research and development projects.  These alternative methods typically suffer from the following problems:

•	Low reaction rate and low CO2 space velocity make it too costly and time consuming to process industrial quantities of CO2;
•	Low selectivity for specified product(s) makes it harder to control product yield;
•	High operating temperature and pressure requires large quantities of fossil fuels to power reaction;
•	Fast cathode deterioration raises costs and makes the method labour intensive; and
•	Highly expensive and cumbersome hydrogen (H2) is required as a feed reactant.

Based on scholarship and test results to date, we believe that, compared with alternative methods of CO2 conversion, ERC, when converting CO2 to formate or formic acid, has several notable advantages including the following:

•	Medium reaction rate allows for commercially viable CO2 processing times;
•	Medium CO2 space velocity gives the ability to treat comparatively large volumes of CO2;
•	High product selectivity for formate and formic acid;
•	Low operating temperature and pressure make it possible to rely on renewable sources of electricity instead of fossil fuels; and
•	Hydrogen (H2) is not required as feed reactant.

However, because ERC has not yet been tested at a commercially viable scale, there is no guarantee that any of the advantages cited by us will translate into actual competitive advantages for ERC over competing methods for CO2 conversion.  Also, like other competing methods, ERC suffers from fast cathode deterioration, and we must successfully isolate or develop a better ERC cathode in order to gain a competitive advantage in this regard.
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

While our competitors may be operating similar business models, we plan to build our competitive position in the industry by:

•	filling our Scientific Advisory Board with skilled and proficient professionals;

•	developing and acquiring technologies to establish sustainable fuel supply chains;

•	providing a comprehensive range of services; and

•	providing marketing and promotion services to generate public awareness and enhance the reputation of sustainability initiatives.

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

Research and Development Expenditures

During the year ended May 31, 2009 we spent $169,025 on research and development.   We anticipate that we will incur $275,000 in expenses on research and development for ERC as well as other technologies we may acquire over the next 12 months.

Employees

As of September 15, 2009, we had 5 employees engaged in administrative duties, website development and marketing.  All of these employees were engaged on a full-time basis.  Additionally, we have retained a number of consultants for legal, accounting and investor relations services.

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

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT (1)

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

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Description of Property

Our principal executive offices are located at 1205 – 207 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1H7. Our telephone number is (604) 609 2898. The office is approximately 1,689 square feet in size and is leased for a term of approximately two and half years. The lease began on July 1, 2007 and will end on September 30, 2009. Currently we pay approximately $3,500 per month for our office space in Vancouver and $1,000 for office space in Washington State which we use from time to time.

Item 3.  Legal Proceedings

As of September 15, 2009, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or concerning any of our properties. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 10, 2009 we received approval from holders of 67.3% of our voting securities for the appointment of two additional directors in writing, without the formality of a meeting.  We have mailed out and filed an information circular pursuant to Schedule 14C regarding this corporate transaction and expect the appointments to occur on or around September 20, 2009.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any stock exchange in the United States and Canada and there is no established public trading market for our common stock. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol MVTG.OB.  The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

On February 18, 2008 our common shares began trading on the Frankfurt Stock Exchange under the symbol EDV 5MV. The Frankfurt Stock Exchange is located in Frankfurt, Germany.

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on January 9, 2008.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
March 1, 2008 – May 31, 2009	0.30	0.15
December 1, 2008 – February 28, 2009	0.30	0.19
September 1, 2008 – November 30, 2008	0.44	0.24
June 1, 2008 – August 30, 2008	0.45	0.18
March 1, 2008 – May 31, 2008	0.85	0.20
January 9, 2008 – February 29, 2008	1.115	0.65

Holders

As of September 15, 2009, there were 80 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of May 31, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

From June 1, 2008 to May 31, 2009, we completed the following sales of previously unreported, unregistered securities:

•
On March 10, 2009 we issued 150,000 units at $0.15 per unit for proceeds of $22,500 to various non-US investors.  Each unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.40 per share.  The warrants expire twenty-four months from the date of issuance.  These units were issued without a prospectus pursuant to Regulation S under the Securities Act.

•
On April 1, 2009 we converted a promissory note in the amount of $58,000 and $70,944 in debt owed to a non-US investor, for units at $0.15 per unit.  The total issuance equaled 859,625 units with each unit consisting of one share of our common stock and a warrant to purchase an additional share of our common stock at a price of $0.30 per share.  The warrants expire twenty-four months from the date of issuance. These units were issued without a prospectus pursuant to Regulation S under the Securities Act.

•
On April 3, 2009 we converted $10,673 of debt owed to John Russell, the head of our Scientific Advisory Committee into units at $0.15 per unit.  The total issuance equaled 71,152 units with each unit consisting of one share of our common stock and a warrant to purchase an additional share of our common stock at a price of $0.30 per share.  These units were issued without a prospectus pursuant to Regulation S under the Securities Act.

•
On April 6, 2009 we issued 292,500 units at $0.15 per unit for proceeds of $43,875 to various non-US investors.  Each unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.30 per share.  The warrants expire twenty-four months from the date of issuance.  These units were issued without a prospectus pursuant to Regulation S under the Securities Act.

•
On April 16, 2009 we issued 860,000 units at $0.15 per unit for proceeds of $129,000 to various investors.  Each unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.30 per share.  The warrants expire twenty-four months from the date of issuance.  These units were issued without a prospectus pursuant to Regulation S and Section 4(2) under the Securities Act.

•
On May 19, 2009 we issued 25,000 shares of our common stock to a consultant pursuant to a public relations agreement we entered into on May 19, 2009.  These shares were issued without a prospectus pursuant to Section 4(2) and Regulation S of the Securities Act.

•
On May 20, 2009 we issued 88,000 units at $0.15 per unit for proceeds of $13,200 to various non-US investors.  Each unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.30 per share.  The warrants expire twenty-four months from the date of issuance.  These units were issued without a prospectus pursuant to Regulation S under the Securities Act.

•
On May 28, 2009 we issued 321,333 units at $0.15 per unit for proceeds of $48,199 to various non-US investors.  Each unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.30 per share.  The warrants expire twenty-four months from the date of issuance.  These units were issued without a prospectus pursuant to Regulation S under the Securities Act.

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

Since our inception on January 22, 2007 we have made no purchases of our equity securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This Annual Report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Liquidity and Capital Resources

As of May 31, 2009, we had cash of $3,320 in our bank accounts and a working capital deficit of $503,417 compared to a working capital deficit of $192,990 for the year ended May 31, 2008. As of May 31, 2009, we had total assets of $138,910 and total liabilities of $532,526.

Our net loss of $3,825,203 from January 22, 2007 (date of inception) to May 31, 2009 was mostly funded by a combination of private placements and loans. From January 22, 2007 (date of inception) to May 31, 2009, we raised net proceeds of $2,075,495 in cash from the issuance of common stock.  Since January 22, 2007 (date of inception) to May 31, 2009, we raised net proceeds of $2,325,495 in cash from financing activities.

We used net cash of $1,028,422 in operating activities for the year ended May 31, 2009 compared to $1,129,998 for the year ended May 31, 2008.  We used net cash of $2,166,540 in operating activities for the period from January 22, 2007 (date of inception) to May 31, 2009

We used net cash of $85,734 in investing activities for the year ended May 31, 2009 compared to net cash of $56,703 in investing activities for the year ended May 31, 2008.  The increase in cash used in investing activities is due to increased costs of acquisition of property and equipment.

We received net cash of $1,091,275 from financing activities for the year ended May 31, 2009 compared to $1,198,920 for the year ended May 31, 2008.  For the year ended May 31, 2009, $841,275 of cash from financing activities was from the issuance of our common stock and $250,000 from the issuance of convertible debentures.  During the year ended May 31, 2008, all cash received from financing activities was generated from the issuance of our common stock.

During the year ended May 31, 2009 we had a change in cash position of a decrease of $22,881 compared to an increase of $12,219 for the year ended May 31, 2008.  Our monthly cash requirements for the year ended May 31, 2009 was approximately $82,285.  At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

On October 16, 17 and 28, 2008, we issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of our common stock at a price of $0.40 per share. We also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.  As at May 31, 2009, we recorded accretion expense of $27,548, increasing the carrying value of the convertible debentures to $231,618.

We expect that our total expenses will increase over the next year as we increase our business operations. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

Description	Estimated expenses ($)
Research and Development	275,000
Consulting Fees	100,000
Acquisition of new technologies	500,000
Commercialization of ERC	1,200,000
Shareholder communication and awareness	250,000
Professional Fees	200,000
Wages and Benefits	150,000
Management Fees	400,000
Total	3,075,000

In order to fully carry out our business plan, we need additional financing of approximately $3,075,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Our results of operations are summarized below:

	Year Ended May 31, 2009 $	Year Ended May 31, 2008 $	Period from January 22, 2007 (inception) to May 31, 2009 $

Revenues	$17,118	$0	$17,118

Total Operating Expenses	$1,752,627	$2,016,018	$3,799,239

Net Loss	$(1,778,591)	$(2,016,018)	$(3,825,203)

Loss per common share (basic and assuming dilution)	(0.07)	(0.10)

Lack of Significant Revenues
We have had limited operational history since our inception on January 22, 2007. Since our inception to May 31, 2009 we have generated $17,118 in revenues.  All revenues were generated during the year ended May 31, 2009.  Since our inception to May 31, 2009 we have accumulated a deficit of $3,825,203 during the development stage. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.
Expenses

For the year ended May 31, 2009, we had total operating expenses of $1,752,627, including $61,864 in consulting and advisory fees, $269,266 in professional fees, $424,615 in management fees, $309,309 in shareholder communications and awareness, $137,997 in wages and benefits, $125,771 in general and administrative expenses, and $169,025 in research and development.

By comparison, for the year ended May 31, 2008, we had total operating expenses of $2,016,018, including $340,185 in consulting and advisory fees, $192,255 in professional fees, $259,967 in management fees, $183,912 in shareholder communications and awareness, $197,559 in travel and promotion, $172,651 in general and administrative expenses and $82,428 in research and development.

Since our inception on January 22, 2007 to May 31, 2009, we accumulated total expenses of $3,799,239, including $405,007 in consulting and advisory fees, $461,521 in professional fees, $684,582 in management fees, $493,221 in shareholder communications and awareness, $255,278 in travel and promotion, $311,181 in general and administrative expenses and $251,453 in research and development.

Our general and administrative expenses consist of office occupation expenses, communication expenses (cellular, internet, fax and telephone), bank charges, foreign exchange, courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees.   Business development, consulting and advisory costs include fees paid, shares issued and options granted to contractors and advisory board members

Off-Balance Sheet Arrangements

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

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to allowance for doubtful accounts, the recoverability of intangible and long lived assets, valuation of convertible debt, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We use the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Mantra Venture Group Ltd.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
Years ended May 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Mantra Venture Group Ltd. (a development stage company) as of May 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from June 1, 2008 to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended and accumulated from June 1, 2008 to May 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Saturna Group Chartered Accountants LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 8, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Mantra Venture Group, Ltd and Subsidiary
(A Development Stage Company)
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Mantra Venture Group, Ltd and Subsidiary’s as of May 31, 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Mantra Venture Group, Ltd and Subsidiary’s as of May 31, 2007 and from the period of inception (January 22, 2007) to May 31, 2007 were audited by other auditors whose report dated September 20, 2007 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group, Ltd and Subsidiary as of May 31, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations, a net stockholders' deficit, and a working capital deficit. The factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might reflect these uncertainties.

/s/M&K CPAS, PLLC

M&K CPAS, PLLC
Houston, Texas

September 15, 2008

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31, 2009 $	May 31, 2008 $

ASSETS

Current assets

Cash	3,320	26,201
Amounts receivable	19,253	18,418
Prepaid expenses and deposits	6,536	1,008

Total current assets	29,109	45,627

Intangible assets (Note 3)	–	42,815

Property and equipment (Note 4)	109,801	55,682

Total assets	138,910	144,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	224,893	135,309
Due to related parties (Note 5)	76,015	103,308
Convertible debentures, net of unamortized discount of $18,382 (Note 6)	231,618	–

Total liabilities	532,526	238,617

Commitments (Note 11)
Subsequent events (Note 13)

Stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 30,058,788 shares (2008 – 23,452,661 shares)	301	235

Additional paid-in capital	3,446,286	1,951,884

Stock subscriptions receivable	(15,000)	–

Deficit accumulated during the development stage	(3,825,203)	(2,046,612)

Total stockholders’ deficit	(393,616)	(94,493)

Total liabilities and stockholders’ deficit	138,910	144,124

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)

	Year ended May 31, 2009 $	Year ended May 31, 2008 $	From January 22, 2007 (date of inception) to May 31, 2009 $

Revenue	17,118	–	17,118

Operating expenses

Business development	11,570	200,653	212,223
Consulting and advisory	61,864	340,185	405,007
Depreciation and amortization	36,615	19,896	57,834
Foreign exchange loss (gain)	(15,814)	12,557	(3,257)
General and administrative (Note 5)	125,771	172,651	311,181
Management fees (Note 5)	424,615	259,967	684,582
Professional fees	269,266	192,255	461,521
Public listing costs	42,296	147,047	189,343
Rent	63,950	45,640	109,590
Research and development	169,025	82,428	251,453
Shareholder communications and awareness	309,309	183,912	493,221
Travel and promotion	44,165	197,559	255,278
Wages and benefits	137,997	–	137,997
Website development/corporate branding	34,183	161,268	195,451
Write down of intangible assets	37,815	–	37,815

Total operating expenses	1,752,627	2,016,018	3,799,239

Loss before other expenses	(1,735,509)	(2,016,018)	(3,782,121)

Other expenses

Accretion of discounts on convertible debentures	(27,548)	–	(27,548)
Interest expense	(15,534)	–	(15,534)

Total other expenses	(43,082)	–	(43,082)

Net loss for the period	(1,778,591)	(2,016,018)	(3,825,203)

Net loss per share, basic and diluted	(0.07)	(0.10)

Weighted average number of shares outstanding	26,798,279	19,767,301

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2009
(Expressed in U.S. dollars)

	Common stock		Additional	Deficit accumulated during the	Total stockholders’ equity
	Number	Amount $	paid-in capital $	developmentstage $	(deficit) $

Balance, January 22, 2007 (date of inception)	–	–	–	–	–

Stock issued for cash at $0.00001 per share	15,000,000	150	150	–	300
Stock issued for cash at $0.02 per share	1,750,000	18	34,982	–	35,000
Stock issued for services at $0.02 per share	10,000	–	200	–	200
Net loss for the period	–	–	–	(30,594)	(30,594)

Balance, May 31, 2007	16,760,000	168	35,332	(30,594)	4,906

Stock Issued for Cash
Stock issued at $0.10 per share	1,221,500	12	122,138	–	122,150
Units issued at $0.125 per share	1,600,000	16	199,984	–	200,000
Stock issued at $0.25 per share	1,399,078	14	349,756	–	349,770
Stock issued at $0.30 per share	100,000	1	29,999	–	30,000
Units issued at $0.40 per share	898,750	9	359,491	–	359,500

Stock Issued for Services
Stock issued at $0.25 per share	100,000	1	24,999	–	25,000
Stock issued at $0.30 per share	133,333	2	39,998	–	40,000
Stock issued at $0.40 per share	125,000	1	49,999	–	50,000
Units issued at $0.40 per share	600,000	6	239,994		240,000
Stock issued at $0.83 per share	200,000	2	165,998	–	166,000

Issued for Intangible Assets
Stock issued at $0.25 per share	40,000	–	10,000	–	10,000
Stock options granted	–	–	27,815		27,815

Stock issued upon exercise of warrants	275,000	3	137,497	–	137,500

Fair value of stock options granted	–	–	158,884	–	158,884

Net loss for the year	–	–	–	(2,016,018)	(2,016,018)

Balance, May 31, 2008	23,452,661	235	1,951,884	(2,046,612)	(94,493)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2009

	Common Stock		Additional	Stock subscriptions	Deficit accumulated during the	Total stockholders’ equity
	Number	Amount $	paid-in capital $	receivable $	development stage $	(deficit) $

Balance, May 31, 2008	23,452,661	235	1,951,884	–	(2,046,612)	(94,493)

Stock Issued for Cash
Units issued at $0.125 per share	2,400,000	24	299,976	–	–	300,000
Units issued at $0.15 per share	1,741,831	18	261,256	(15,000)	–	246,274
Units issued at $0.25 per share	1,180,000	12	294,988	–	–	295,000

Stock Issued for Services
Stock issued at $0.15 per share	25,000	–	3,750	–	–	3,750
Stock issued at $0.20 per share	37,500	–	7,500	–	–	7,500
Stock issued at $0.36 per share	37,500	–	13,500	–	–	13,500
Stock issued at $0.36 per share	25,000	–	9,000	–	–	9,000
Stock issued at $0.40 per share	50,000	1	19,999	–	–	20,000
Stock issued at $0.41 per share	37,500	–	15,375	–	–	15,375
Stock issued at $0.45 per share	62,500	1	28,124	–	–	28,125

Stock Issued for Debt
Units issued at $0.15 per share	950,777	10	142,607	–	–	142,617
Stock issued at $0.25 per share	40,000	–	10,000	–	–	10,000
Units issued at $0.27 per share	18,519	–	5,000	–	–	5,000

Discount on convertible debentures	–	–	45,930	–	–	45,930

Fair value of stock options granted	–	–	337,397	–	–	337,397

Net loss for the year	–	–	–	–	(1,778,591)	(1,778,591)

Balance, May 31, 2009	30,058,788	301	3,446,286	(15,000)	(3,825,203)	(393,616)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year ended May 31, 2009 $	Year ended May 31, 2008 $	From January 22, 2007 (date of inception) to May 31, 2009 $

Operating activities

Net loss for the period	(1,778,591)	(2,016,018)	(3,825,203)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	27,548	–	27,548
Depreciation and amortization	36,615	19,896	57,834
Stock-based compensation	434,646	679,884	1,114,730
Write-down of intangible assets	37,815	–	37,815

Changes in operating assets and liabilities:

Amounts receivable	(835)	(18,061)	(19,253)
Prepaid expenses and deposits	(5,528)	(76)	(6,536)
Other assets	–	(12,000)	(12,000)
Accounts payable and accrued liabilities	247,201	126,515	382,510
Due to related parties	(27,293)	89,862	76,015

Net cash used in operating activities	(1,028,422)	(1,129,998)	(2,166,540)

Investing activities

Purchase of property and equipment	(85,734)	(56,703)	(155,635)

Net cash used in investing activities	(85,734)	(56,703)	(155,635)

Financing activities

Proceeds from issuance of convertible debentures	250,000	–	250,000
Proceeds from issuance of common stock	841,275	1,198,920	2,075,495

Net cash provided by financing activities	1,091,275	1,198,920	2,325,495

Change in cash	(22,881)	12,219	3,320

Cash, beginning of period	26,201	13,982	–

Cash, end of period	3,320	26,201	3,320

Non-cash investing and financing activities:

Common stock issued to settle debt	157,617	–	157,617
Shares issued and stock options granted for acquisition of intangible assets	–	37,815	37,815

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases.  On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” in the business of developing and providing energy alternatives. The Company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry, and the general public.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficit of $503,417 and has accumulated losses of $3,825,203 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates expenditures of $3,075,000 over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All significant intercompany balances and transactions have been eliminated.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the recoverability of intangible and long-lived assets, valuation of convertible debt, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

e)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	5 years straight-line basis
Computer equipment	3 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

f)	Intangible Assets

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. Intangible assets with finite useful lives are amortized over their estimated useful lives. The amortization methods and estimated useful lives are reviewed annually.

g)	Long-lived Assets

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

h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

h)	Income Taxes (continued)

On June 1, 2007, the Company adopted the provision of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes” ("FIN 48”), an interpretation of the FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is recorded as an adjustment to the opening deficit balance. As of May 31, 2008 and 2007, the Company did not have any amounts recorded pertaining to uncertain tax positions. The adoption of FIN No. 48 did not impact the Company’s tax provision or the amounts recorded in the consolidated financial statements.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2009 and 2008, there were no charges for interest or penalties.

i)	Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

j)	Revenue Recognition

The Company has earned revenue from the provision of media design services. The Company recognizes revenue in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Financial Instruments and Fair Value Measures

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivables, accounts payable, accrued liabilities, convertible debentures, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

l)	Research and Development Costs

Research and development costs are expensed as incurred.

m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

n)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2009, the Company had 10,001,358 (2008 - 4,273,750) dilutive potential shares outstanding.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

p)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to interim and annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 13, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

q)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

3.	Intangible Assets

Intangible assets consists of costs incurred related to the acquisition of certain technologies and related patent applications. On October 1, 2007, the Company entered into an agreement and paid $12,000 to acquire the exclusive right to obtain the exclusive worldwide license to exploit an invention known as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems” (the “TPS Processor”) for a period of one year. The inventors of the TPS Processor filed patent applications for the TPS Processor in the United States and Canada in 2005. Those patent applications are pending and no patent has yet been granted in respect of the TPS Processor. There is no guarantee that any such patent will be granted in whole or in part.

On November 2, 2007, the Company entered into a technology assignment agreement whereby the Company acquired all right and title in and to a certain invention for the electro-reduction of carbon dioxide (“ERC”) subject to a patent cooperation treaty application in consideration for 40,000 shares of the Company’s common stock with a fair value of $10,000 and stock options to purchase 250,000 shares of the Company’s common stock with a fair value of $27,815.

On May 31, 2009, the Company wrote down its intangible assets by $37,815 to $nil due to the uncertainty of expected future cash flows.

4.	Property and Equipment

	Cost $	Accumulated depreciation $	May 31, 2009 Net carrying value $	May 31, 2008 Net carrying value $

Automobile	11,938	5,476	6,462	8,848
Computer equipment	31,145	16,354	14,791	25,173
Leasehold improvements	4,982	1,794	3,188	4,184
Office furniture and equipment	53,777	13,592	40,185	17,477
Research equipment	53,793	8,618	45,175	–

	155,635	45,834	109,801	55,682

5.	Related Party Transactions

a)	During the year ended May 31, 2009, the Company incurred management fees of $102,500 (2008 - $81,635) to the President of the Company.

b)	As at May 31, 2009, the Company owes a total of $72,825 (2008 - $53,558) to the President and a company controlled by the President of the Company.

c)	During the year ended May 31, 2009, the Company incurred administrative fees of $37,844 (2008 - $14,933) to the spouse of the President of the Company.

d)	During the year ended May 31, 2009, the Company incurred management fees of $73,500 (2008 - $nil) to a company controlled by the Chief Financial Officer of the Company.

e)	As at May 31, 2009, Company owes a total of $3,190 (2008 - $nil) to the Chief Financial Officer and a company controlled by the Chief Financial Officer of the Company.

f)	During the year ended May 31, 2009, the Company incurred management fees of $15,000 (2008 - $157,067) to a company controlled by the former Chief Financial Officer of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

6.	Convertible Debentures

On October 16, 17, and 28, 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.

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

In accordance with EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. As at May 31, 2009, the Company has recorded accretion expense of $27,548, increasing the carrying value of the convertible debentures to $231,618.

7.	Note Payable

On November 30, 2008, the Company issued a promissory note of $58,000 to settle accounts payable. The promissory note bears interest at 10% per annum, is unsecured, and is due on December 31, 2009. On April 1, 2009, the Company issued shares of common stock to settle the promissory note payable. Refer to Note 8(k).

8.	Common Stock

Stock transactions during the year ended May 31, 2009:

a)	On June 15, 2008, the Company issued 37,500 shares of common stock with a fair value of $7,500 for services rendered.

b)	On July 1, 2008, the Company issued 50,000 shares of common stock with a fair value of $20,000 to the Chief Financial Officer of the Company.

c)
On July 2, 2008, the Company issued 2,400,000 units at $0.125 per share for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on July 2, 2009.

d)	On July 18, 2008, the Company issued 62,500 shares of common stock with a fair value of $28,125 for services rendered.

e)	On September 15, 2008, the Company issued 37,500 shares of common stock with a fair value of $15,375 for services rendered.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2009 (continued):

f)
On November 30, 2008, the Company issued 1,180,000 units at $0.25 per unit for proceeds of $295,000 and 40,000 units at $0.25 per unit to settle accounts payable of $10,000. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.50 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.80 per share for seven consecutive trading days.

g)	On December 15, 2008, the Company issued 37,500 shares of common stock with a fair value of $13,500 for services rendered.

h)	On January 28, 2009, the Company issued 25,000 shares of common stock with a fair value of $9,000 for services rendered.

i)	On February 10, 2009, the Company issued 18,519 shares of common stock with a fair value of $5,000 to settle accounts payable.

j)
On March 10, 2009, the Company issued 199,998 units at $0.15 per unit for proceeds of $30,000. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

k)
On April 1, 2009, the Company issued 859,625 units with a fair value of $128,944 to settle accounts payable and note payable. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

l)
On April 3, 2009, the Company issued 71,152 units with a fair value of $10,673 to settle accounts payable. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

m)
On April 6, 2009, the Company issued 292,500 units at $0.15 per unit for proceeds of $43,875. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

n)
On April 16, 2009, the Company issued 860,000 units at $0.15 per unit for proceeds of $129,000. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2009 (continued):

o)
On May 15, 2009, the Company issued 20,000 shares of common stock with a fair value of $3,000 to settle accounts payable. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

p)	On May 19, 2009, the Company issued 25,000 shares of common stock with a fair value of $3,750 for services rendered.

q)
On May 20, 2009, the Company issued 68,000 units at $0.15 per unit for proceeds of $10,200. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

r)
On May 28, 2009, the Company issued 321,333 units at $0.15 per unit for proceeds of $48,200, of which $15,000 was received subsequent to year end. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

Stock transactions during the year ended May 31, 2008:

a)	The Company issued 1,221,500 shares of common stock at $0.10 per share for proceeds of $122,150.

b)
The Company issued 1,600,000 units at $0.125 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on December 31, 2008.

c)	The Company issued 1,399,078 shares of common stock at $0.25 per share for proceeds of $349,770.

d)	The Company issued 100,000 shares of common stock for proceeds of $30,000.

e)
The Company issued 898,750 units at $0.40 per unit for proceeds of $359,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.50 per share expiring on December 31, 2008.

f)	The Company issued 100,000 shares of common stock with a fair value of $25,000 for consulting services rendered.

g)	The Company issued 133,333 shares of common stock with a fair value of $40,000 for legal services rendered.

h)	The Company issued 125,000 shares of common stock with a fair value $50,000 for consulting services rendered.

i)
The Company issued 600,000 units with a fair value of $240,000 for consulting services rendered. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.40 per share expiring on August 12, 2008.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2008 (continued):

j)	The Company issued 200,000 shares of common stock with a fair value of $166,000 for consulting services rendered.

k)	The Company issued 275,000 shares of common stock for proceeds of $137,500 for share purchase warrants exercised.

l)	The Company issued 40,000 shares of common stock with a fair value of $10,000 pursuant to a technology assignment agreement.

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, May 31, 2007	–	–

Issued	3,098,750	0.33
Exercised	(275,000)	0.50

Balance, May 31, 2008	2,823,750	0.30

Issued	5,952,608	0.29
Expired	(2,200,000)	0.25

Balance, May 31, 2009	6,576,358	0.31

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

As at May 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

2,400,000	0.20	July 2, 2009
103,750	0.50	November 19, 2009
6,250	0.50	November 20, 2009
45,000	0.50	December 1, 2009
35,000	0.50	December 5, 2009
221,250	0.50	December 10, 2009
37,500	0.50	December 18, 2009
100,000	0.50	February 28, 2010
75,000	0.50	May 1, 2010
200,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
610,000	0.50	November 30, 2010
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011

6,576,358

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

10.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2007	–	–

Granted	1,775,000	0.33
Cancelled	(325,000)	0.30

Outstanding, May 31, 2008	1,450,000	0.33

Granted	1,900,000	0.29
Cancelled	(550,000)	0.25

Outstanding and exercisable, May 31, 2009	2,800,000	0.32	1.4	4,000

Additional information regarding stock options as of May 31, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

100,000	0.20	June 9, 2009
75,000	0.25	September 1, 2009
100,000	0.25	October 5, 2009
100,000	0.30	October 6, 2009
50,000	0.25	November 2, 2009
100,000	0.25	January 1, 2010
50,000	0.40	December 13, 2009
200,000	0.75	March 5, 2010
75,000	0.45	April 25, 2010
150,000	0.25	July 1, 2010
100,000	0.25	July 16, 2010
375,000	0.30	January 1, 2011
1,000,000	0.30	January 7, 2011
75,000	0.27	February 10, 2011
250,000	0.25	November 1, 2012

2,800,000

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	May 31, 2009	May 31, 2008

Risk-free Interest rate	0.84%	3.78%
Expected life (in years)	1.0	0.9
Expected volatility	113%	73%

The weighted average fair value of the stock options granted during 2009 was $0.18 per option.

As of May 31, 2009, the Company had no unrecognized compensation expense relating to unvested options.

11.	Commitments

a)
On January 7, 2009, the Company entered a management services agreement with a company controlled by the Chief Financial Officer of the Company where it is committed to pay $8,500 per month for a period of one year. The agreement may be terminated by either party with seven days written notice. On March 1, 2009, the agreement was amended to $5,000 per month for the remainder of the term. Refer to Note 13(f).

b)	The Company entered into a premises agreement whereby it is committed to pay $3,780 (Cdn$4,127) per month expiring on September 30, 2009.

c)	The Company entered into a premises agreement whereby it is committed to pay $1,000 per month expiring on December 15, 2009.

d)
On March 18, 2009, the Company entered into an agreement whereby it is committed to pay an estimated $125,000 for the testing and development of the ERC technology beginning on April 1, 2009 for a five month period.

e)	On May 19, 2009, the Company entered an agreement with a company which will provide financial public relations services in exchange for the following:

•	$2,500 cash (paid), and 25,000 shares (issued) on commencement of the agreement;
•	$2,500 cash, and 25,000 shares on the 45th day after the effective date of the agreement; and
•	25,000 shares on the 90th day after the effective date of the agreement.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

12.	Income Taxes

The Company has net operating losses carried forward of $3,263,563 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax recovery at statutory rate	(604,721)	(685,446)

Permanent differences and other	136,939	54,020
Valuation allowance change	467,782	631,426

Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at May 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating losses carried forward	1,109,611	641,829

Valuation allowance	(1,109,611)	(641,829)

Net deferred income tax asset	–	–

As at May 31, 2009, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

13.	Subsequent Events

a)
Subsequent to May 31, 2009, the Company issued a total of 1,078,667 units at $0.15 per unit for total proceeds of $161,800 and 100,000 units at $0.15 per unit to settle accounts payable of $15,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days. The Company also received proceeds of $20,400 in stock subscriptions for which 136,000 units will be issued on the same terms as above.

b)
On June 1, 2009, the Company entered into an agreement with a consultant who will provide international business development services for CDN $6,000 per month expiring on December 1, 2009. The Company also issued 100,000 shares and granted 75,000 stock options to the consultant. The stock options are exercisable at $0.15 per share expiring on June 1, 2011.

c)
On June 8, 2009, the Company entered into an agreement with an individual to become a director of the Company for a period of one year. The individual is to be granted 200,000 stock options exercisable at $0.24 per share expiring one year from the date of grant or upon the Company’s shares of common stock closing trading for a period of five trading days at a price of $0.50 or greater The effective date of the agreement will be when the individual is officially appointed to the Board of Directors.

d)
On June 8, 2009, the Company entered into an agreement with an individual to become a director of the Company for a period of sixty days. The individual was granted 33,333 stock options exercisable at $0.24 per share expiring one year from the date of grant or upon the Company’s shares of common stock closing trading for a period of five trading days at a price of $0.50 or greater. The effective date of the agreement will be when the individual is officially appointed to the Board of Directors.

e)	On June 25, 2009, the Company entered into an agreement with a company who will provide marketing and consulting services for $35,000.

f)	On July 1, 2009, the Company amended the agreement described in Note 11(a) to be $2,500 per month for the remainder of the term.

g)	Subsequent to May 31, 2009, the Company issued 50,000 shares pursuant to the financial public relations services agreement described in Note 11(d).

h)
On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

•	an initial license fee of Cdn$10,000 payable in two instalments: Cdn$5,000 upon execution of the agreement and Cdn$5,000 within thirty days of September 2, 2009;

•	a further license fee of Cdn$15,000 to be paid within ninety days of September 2, 2009; and

•	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000
September 1, 2011	Cdn$20,000
September 1, 2012	Cdn$30,000
September 1, 2013	Cdn$40,000
September 1, 2014 and each successive anniversary	Cdn$50,000

The Company is to pay the licensor a royalty calculated as 2% of the gross revenue and 15% of any and all consideration directly or indirectly received by the Company from the grant of any sublicense rights. The Company will pay interest at a rate of 1% per month on any amounts past due. In addition, the Company is responsible for the timely payment of all future costs relating to patent expenses and any new or useful art, process, machine, manufacture or composition of matter arising out of any licensor improvements or joint improvements licensed under this agreement and identified by the licensor as potentially patentable. The Company must also invest a minimum of Cdn$250,000 in research and development directly associated with the technology.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 10, 2008, we formally informed Jorgensen & CO, CPA of their dismissal as our independent registered public accountant and hired M & K CPAs, PLLC as our new independent registered public accounting firm.  Full disclosure regarding this change in accountants is available on our Current Report on Form 8-K filed on June 16, 2009.

On March 19, 2009, we formally informed M & K CPAs, PLLC of their dismissal as our independent registered public accountant and hired Saturna Group LLP as our new independent registered public accounting firm.  Full disclosure regarding this change in accountants is available on our amended Current Report on Form 8-K/A filed on April 9, 2009.

Item 9A.  Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2009, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company does not have any independent directors and thus no audit committee.
2.	The Company has not formally adopted internal controls surrounding its cash and financial reporting procedures including the absence of sufficient management review controls and separation of duties.
3.	There is no segregation of duties in the area of accounts receivable as one person receives, deposits and records all checks received.
4.	The lack of independent directors exercising an oversight role increases the risk of management override.
5.	Inadequate controls over equity transactions.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2009.

Changes in Internal Control

During the quarter ended May 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the Board of Directors. Our Board of Directors has fixed the number of directors at 5.

Our current directors and officers are as follows:

Name	Age	Position
Larry Kristof	37	President, Chief Executive Officer, Secretary, Treasurer, Director
Dennis Petke	44	Chief Financial Officer, Principal Accounting Officer
Shawn Kim	38	Vice President of International Business Development

Our directors serve until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the pleasure of the Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

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

Dennis Petke, Chief Financial Officer, Principal Accounting Officer

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

Since April 2007, Mr. Petke has been the sole officer and a director of Golden Raven Resources Inc.  In March 2007, Mr. Petke was engaged by the directors of Golden Raven to consult them on the company’s reorganization. Since February 2007, Mr. Petke has also been a director of UraniumCore Company (OTCBB: UCCO), and has been engaged in reorganizing the company and ensuring its regulatory reporting is in line with current standards.

Mr. Petke is qualified as a chartered accountant in Canada, and has been a member of the Institute of Chartered Accountants of British Columbia since 1995.

Shawn Kim, Vice President of International Business Development

Shawn Kim has been our Vice President of International Business Development since June 3, 2009.  Mr. Kim has nine years of experience in the financial industry. From July 2000 to October 2002 he worked as a business analyst for Mackenzie Financial Corporation in Toronto, following which he was employed by American International Group, Inc. in Korea from February 2003 to March 2006. While employed at AIG, Mr. Kim successfully implemented a worldwide marketing model and secured new business alliances. Most recently, Mr. Kim served as an international business consultant with the District of North Vancouver, British Columbia. Mr. Kim graduated from the University of Western Ontario in 1996 with a Bachelor of Arts degree in Administrative and Commercial Studies.

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

Norman Chow, P.Eng,

Norman Chow has been a member of our Scientific Advisory Board since July 22, 2008.  Mr. Chow earned a B.A.Sc. in Metals and Materials Engineering from the University of British Columbia, graduating top of his class. Continuing his education, he received a Masters of Applied Science Degree and then became a Registered Professional Engineer (P. Eng.) in British Columbia. Mr. Chow has over 10 years of technology development experience and contract research experience. Mr. Chow also co-invented a patented electrochemical metal cleaning process that is used worldwide by multi-national companies. He has a background in technology development, business management, international sales, project management and manufacturing. Mr. Chow has been the winner of several prestigious awards that recognize his skills in engineering and business.  In 1996, his patented metal cleaning technology, won the Financial Post Gold Award for being the Top Environmental Technology in Canada, and then in 2004 he was named the winner of the Business in Vancouver Top Forty under 40 Award.

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

John Russell

John Russell has been the Chair of our Scientific Advisory Board since October 5, 2007. His biographical information is provided above.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2009 were filed. However, some were filed late.

Item 11.  Executive Compensation

The following table sets forth, as of May 31, 2009, the compensation paid to our principal executive officer ("PEO"), regardless of compensation level and our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, for the last two fiscal years.

SUMMARY COMPENSATION TABLE (1)
Name	Year	Salary ($)	Option Awards ($)	Total ($)
Larry Kristof (2)	2008	81,635		81,635
	2009	102,500		102,500
Dennis Petke (3)	2009	73,500	213,615	287,115

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	Larry Kristof was appointed as our Director, President, and Chief Executive Officer on January 23, 2007.
(3)	Dennis Petke was appointed as our Chief Financial Officer and Principal Accounting Officer on June 1, 2008.

Option Grants in the Last Fiscal Year

The following table outlines unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiry Date
Larry Kristof	0	0	N/A
Dennis Petke	1,000,000	0.30	January 7, 2011
	150,000	0.30	July 1, 2010
Shawn Kim	75,000	0.15	June 1, 2011

(1)
We have omitted certain columns in the outstanding equity awards table pursuant to Item 402(a)(5) of Regulation S-K as no equity awards were awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

As of September 15, 2009 we did not have any equity compensation plans.

Management Compensation Narrative

On January 7, 2009 we entered into a management agreement with Q4 Financial Group Inc (the “Agreement”) and Dennis Petke (the “Consultant”). Pursuant to the Agreement, the Consultant, who is the President of Q4 Financial Group Inc., agreed to serve as our Chief Financial Officer and our director once, and if, duly elected pursuant to our Articles.

The material terms of the Agreement are as follows:

•
We will pay the Consultant $8,500 per month plus issue the Consultant options to purchase 800,000 of our common shares at $0.30 per share for providing services customary to the position of a Chief Financial Officer. The options will expire the earlier of January 7, 2011 or immediately upon the Consultant ceasing to act as the Chief Financial Officer of the Company.  The Agreement was consequently amended on March 1, 2009 to reduce the amount of compensation to $5,000 a month and again on July 1, 2009 to reduce the amount of compensation to $2.500 a month.

•
We will issue the Consultant options to purchase 200,000 of our common shares at $0.30 per share as consideration for agreeing to act as our director. These options were issued immediately upon the execution of the Agreement, but will expire on the earlier of:

(a)	January 7, 2011;

(b)	if the Consultant does not provide a consent to act once, and if, duly elected to the Company’s board of directors; and

(c)	immediately upon the Consultant ceasing to act on the Company’s board of directors.

•	The Agreement may be terminated by us immediately for cause, and by delivery of seven days written notice without cause.

On January 1, 2009 we entered into a consulting agreement with Larry Kristof whereby we engaged Mr. Kristof’s services as our President and Chief Executive Officer. In exchange for these services, we agreed to pay Mr. Kristof a monthly salary of $8,500. The agreement may be terminated by us at any time without notice.

On June 1, 2009 we entered into a consulting agreement with Shawn Kim whereby we agreed to compensate Mr. Kim for provision of services as our Vice President of International Business Development with a monthly payment of approximately $5,300 (CAD $6,000) as well as the issuance of 100,000 shares of our common stock and options to purchase an additional 75,000 shares of our common stock at a price of $0.15 per shares exercisable within two years after the date such option is granted or upon the termination of this Agreement, whichever occurs earlier.

Compensation of Directors

Our sole director has not received any compensation for his services as director from our inception to September 15, 2009. We have offered future directors a compensation package of options to purchase 200,000 of our common shares at the market price on the day the director agreement is signed. The options will be exercisable for a period of one year from the date of the agreement or within five calendar days of the nominated director’s resignation from our Board of Directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of September 15, 2009, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 31,387,456 issued and outstanding shares of our common stock as of September 15, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Larry Kristof (1) 1209 – 207 West Hastings Street Vancouver, British Columbia Canada V6B 1H7	14,880,220 (2)	47.4
Common Shares	Dennis Petke (3) Suite 500, Park Place 666 Burrard Street Vancouver, British Columbia Canada V6C 3P6	1,200,000 (4)	3.8
Common Shares	Shawn Kim (5) 404-1790 Bayshore Drive, Vancouver, British Columbia, V6G 3G5	175,000 (6)	0.6
	All Officers and Directors as a Group	16,255,220	51.8
Common Shares	Penny Green 1820-925 West Georgia Street Vancouver, British Columbia V6C 3L2	2,032,589 (7)	6.5
Common Shares	Inter-Orient Developments Ltd. Block 3 16F, Kwong Fat Commercial Building 582-588 Canton Road, Kowloon, Hong Kong	2,400,000	7.6

(1)     Larry Kristof is our President, Chief Executive Officer and sole director.

(2)     Includes:
    (i) 530,220 common shares held by 0770987 BC Ltd. and Larry Kristof’s spouse, Kelly Kristof, in street name;
    (ii) 14,250,000 common shares held by 0770987 BC Ltd.; and
    (iii) warrants to purchase 100,000 common shares held by 0770987 BC Ltd. with an exercise price of $0.50 per share until February 28, 2010.
    Mr. Kristof has sole voting and investment control over 0770987 BC Ltd.

(3)     Dennis Petke is our Chief Financial Officer and Principal Accounting Officer.

(4)     Includes:
    (i) 50,000 common shares;
    (ii) options to purchase 150,000 common shares at an exercise price of $0.25 per share until July 1, 2010 or 30 days after the termination of Dennis Petke’s consulting agreement with us, whichever occurs earlier;
    (iii) options to purchase 800,000 common shares at an exercise price of $0.30 per share until January 7, 2011 or the termination of Dennis Petke’s consulting agreement with us, whichever occurs earlier; and
    (iv) options to purchase 200,000 common shares at an exercise price of $0.30 per share until January 7, 2011 or if Mr. Petke does not provide a consent to act as a our director when and if duly elected to serve as such, whichever occurs earlier.

(5)  Shawn Kim is our Vice President of International Development and Director.

(6)  Includes 100,000 shares of our common stock and options to purchase an additional 75,000 shares of our common stock at $0.15 per share.

(7)  Includes:
    (i) 74,214 common shares;
    (ii) warrants to purchase 23,750 common shares at an exercise price of $0.50 per share until November 19, 2009;
    (iii) warrants to purchase 50,000 common shares at an exercise price of $0.50 per share until October 16, 2010;
    (iv) warrants to purchase 859,625 common shares at exercise price of $0.30 per share until April 1, 2011; and
    (v) a debenture of $50,000 convertible into common shares at $0.40 per share for an aggregate total of 125,000 shares.

.

Changes in Control

There are currently no arrangements or agreements which would result in a change in control of us

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2009, we incurred management fees of $102,500 (2008 - $81,635) to our President.

As at May 31, 2009, we owed a total of $72,825 (2008 - $53,558) to our President and a company controlled by our President.

During the year ended May 31, 2009, we incurred administrative fees of $37,844 (2008-$14,933) to the spouse of our President.

During the year ended May 31, 2009, we incurred management fees of $73,500 (2008 - $nil) to a company controlled by our Chief Financial Officer.

As at May 31, 2009, we owed a total of $3,190 (2008 - $nil) to our Chief Financial Officer and a company controlled by our Chief Financial Officer.

During the year ended May 31, 2009, we incurred management fees of $15,000 (2008 - $157,067) to a company controlled by our former Chief Financial Officer.

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

However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, none of our directors meet this definition of independence.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, M & K CPAS, PLLC, for the audit of our annual financial statements for the year ended May 31, 2008 and by our current auditors, Saturna Group Chartered Accountants LLP for the year ended May 31, 2009 and any other fees billed for other services rendered by either of these independent registered public accounting firms during these periods. All fees were paid in US dollars.

	Year Ended May 31, 2008	Year Ended May 31, 2009	Year Ended May 31, 2009
	M & K CPAS, PLLC ($)	M & K CPAS, PLLC ($)	Saturna Group Chartered Accountants LLP
Audit fees	27,425	-	Approximately $20,000 (CDN $22,000)
Audit-related fees	-	16,900	-
Tax fees	-	-	-
All other fees	-	-	-
Total	27,425	16,900	Approximately $20,000 (CDN $22,000)

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (1)
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (1)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (2)
3.3	British Columbia Notice of Articles (2)
10.1	Investor Relations Service Agreement between Mantra Venture Group Ltd. and Primus Public Relations dated as of June 9, 2008. (3)
10.2	Consulting Agreement between Mantra Venture Group Ltd. and ECON Corporate Services, Inc. dated as of June 15, 2008. (3)
10.3	Stock Option Modification Agreement between Mantra Venture Group Ltd. and David Warren dated as of July 1, 2008. (4)
10.4	Consulting Agreement between Mantra Venture Group Ltd. and Q4 Financial Group Inc. for the provision of consulting services by Dennis Petke dated as of July 1, 2008. (4)
10.5	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (5)
10.6	Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (6)
10.7	Management Agreement entered into with Q4 Financial Group Inc. entered into on January 7, 2009. (7)
10.8	Contractor Proposal Agreement entered into with Kemetco Research Inc. on January 29, 2009. (8)
10.9	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (9)
10.10	Extension of Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on May 1, 2009.
10.11	Contractor Proposal Agreement entered into with Kemetco Research Inc. on March 18, 2009. (10)
10.12	Amendment to Management Agreement with Q4 Financial Group Entered effective as of March 1, 2009
10.13	Amendment to Management Agreement with Q4 Financial Group Entered effective as of July 1, 2009
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit to our Current Report on Form 8-K filed on November 4, 2008.
(2) Included as an exhibit to our Current Report on Form 8-K filed on December 12, 2008.
(3) Included as an exhibit to our Current Report on Form 8-K filed on June 20, 2008.
(4) Included as an exhibit to our Current Report on Form 8-K filed on June 30, 2008.
(5) Included as an exhibit to our Quarterly Report on Form 10-Q filed on January 14, 2009.
(6) Included as an exhibit to our Current Report on Form 8-K filed on December 11, 2008.
(7) Included as an exhibit to our Current Report on Form 8-K filed on January 9, 2009.
(8) Included as an exhibit to our Current Report on Form 8-K filed on February 4, 2009
(9) Included as an exhibit to our Current Report on Form 8-K filed on March 2, 2009
(10) Included as an exhibit to our Current Report on Form 8-K filed on March 26, 2009

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

SIGNATURES	TITLE	DATE

/s/ Larry Kristof	Director, President,	September 15, 2009
Larry Kristof	Chief Executive Officer,

/s/ Dennis Petke	Chief Financial Officer,	September 15, 2009
Dennis Petke	Principal Accounting Officer