Form 10-Q
period 2009-08-31
Mantra Venture Group Ltd.
filed 2009-10-20
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53461

Mantra Venture Group Ltd.
(Name of Small Business Issuer in its charter)

British Columbia	26-0592672
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 20, 2009, the registrant had 31,387,455 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”, “Mantra”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009

Consolidated balance sheets	F-1
Consolidated statements of operations	F-2
Consolidated statements of cash flows	F-3
Notes to the consolidated financial statements	F-4

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	August 31, 2009 $ (unaudited)	May 31, 2009 $

ASSETS

Current assets

Cash	–	3,320
Amounts receivable	14,689	19,253
Prepaid expenses and deposits	2,500	6,536

Total current assets	17,189	29,109

Property and equipment	101,019	109,801

Total assets	118,208	138,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Bank indebtedness	6,544	–
Accounts payable and accrued liabilities	300,315	224,893
Accrued interest payable	21,836	–
Due to related parties (Note 4)	104,189	76,015
Convertible debentures, net of unamortized discount of $7,655 (Note 5)	242,345	231,618

Total liabilities	675,229	532,526

Going concern (Note 2)
Commitments (Note 6)

Stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 31,387,455 shares (May 31, 2009 – 30,058,788 shares)	314	301

Additional paid-in capital	3,669,444	3,446,286

Common stock subscribed	10,200	–

Stock subscriptions receivable	–	(15,000)

Deficit accumulated during the development stage	(4,236,979)	(3,825,203)

Total stockholders’ deficit	(557,021)	(393,616)

Total liabilities and stockholders’ deficit	118,208	138,910

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three months ended August 31,		Accumulated from January 22, 2007 (Inception) to August 31,
	2009 $	2008 $	2009 $

Revenues	13,798	8,000	30,916

Expenses

Business development	52,759	1,449	264,982
Consulting and advisory	28,041	23,773	433,048
Depreciation and amortization	8,782	4,955	66,616
Foreign exchange loss	5,073	–	1,816
General and administrative (Note 4)	22,644	42,639	333,825
Management fees (Note 4)	52,621	94,033	737,203
Professional fees	48,659	91,363	510,180
Public listing costs	4,078	1,817	193,421
Rent	13,466	–	123,056
Research and development	62,244	19,624	313,697
Salaries and benefits	14,587	23,235	152,584
Shareholder communications and awareness	83,821	104,491	577,042
Travel	11,771	5,221	267,049
Website and corporate identity	–	538	195,451
Write down of intangible assets	–	–	37,815

Total expenses	408,546	413,138	4,207,785

Loss before other expenses	(394,748)	(405,138)	(4,176,869)

Other expenses

Accretion of discounts on convertible debentures	(10,727)	–	(38,275)
Interest	(6,301)	(4,614)	(21,835)

Total other expenses	(17,028)	(4,614)	(60,110)

Net loss for the period	(411,776)	(409,752)	(4,236,979)

Loss per share, basic and diluted	(0.02)	(0.02)

Weighted average number of shares outstanding	30,504,665	25,112,308

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended August 31, 2009 $	Three Months Ended August 31, 2008 $	Accumulated from January 22, 2007 (Inception) to August 31, 2009 $

Operating activities

Net loss for the period	(411,776)	(409,752)	(4,236,979)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	10,727	–	38,275
Depreciation and amortization	8,782	4,955	66,616
Shares issued for services	37,250	53,376	37,250
Stock-based compensation	9,121	61,989	1,123,851
Write-down of intangible assets	–	–	37,815

Changes in operating assets and liabilities

Amounts receivable	4,564	(6,645)	(14,689)
Prepaid expenses and deposits	4,036	(995)	(2,500)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	112,258	22,460	494,768
Due to related parties	28,174	(29,458)	104,189

Net cash used in operating activities	(196,864)	(304,070)	(2,363,404)

Investing activities

Purchase of property and equipment	–	(28,319)	(155,635)

Net cash used in investing activities	–	(28,319)	(155,635)

Financing activities

Bank indebtedness	6,544	–	6,544
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock	187,000	300,000	2,262,495

Net cash provided by financing activities	193,544	300,000	2,519,039

Effect of foreign currency translation	–	7,120	–

Change in cash	(3,320)	(25,269)	–

Cash, beginning of period	3,320	26,201	–

Cash, end of period	–	932	–

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	15,000	–	172,617
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission and should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended May 31, 2009. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficit of $658,040 and has accumulated losses of $4,236,979 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates expenditures of $3,075,000 over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

3.	Recent Accounting Pronouncements

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

3.	Recent Accounting Pronouncements (continued)

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
August 31, 2009
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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

4.	Related Party Transactions

a)	During the three months ended August 31, 2009, the Company incurred management fees of $22,000 (2008 - $22,500) to the President of the Company.

b)
As at August 31, 2009, the Company owes a total of $100,134 (May 31, 2009 - $72,825) to the President of the Company and a company controlled by the President of the Company. The amounts due are non-interest bearing, unsecured and due on demand.

c)	During the three months ended August 31, 2009, the Company incurred administrative fees of $9,357 (2008 - $9,000) to the spouse of the President of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

4.	Related Party Transactions (continued)

d)	During the three months ended August 31, 2009, the Company incurred management fees of $5,000 (2008 - $5,000) to a company controlled by the Chief Financial Officer of the Company.

e)	As at August 31, 2009, Company owes a total of $4,055 (May 31, 2009 - $3,190) to the Chief Financial Officer and a company controlled by the Chief Financial Officer of the Company.

5.	Convertible Debentures

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

In accordance with EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. As at August 31, 2009, the Company has recorded accretion expense of $38,275, increasing the carrying value of the convertible debentures to $242,345.

6.	Commitments

a)
On January 7, 2009, the Company entered a management services agreement with a company controlled by the Chief Financial Officer of the Company where it is committed to pay $8,500 per month for a period of one year. The agreement may be terminated by either party with seven days written notice. On March 1, 2009, the agreement was amended to $5,000 per month for the remainder of the term. On July 1, 2009, the agreement was amended to $2,500 per month for the remainder of the term.

b)	The Company entered into a premises agreement whereby it is committed to pay $3,780 (Cdn$4,127) per month expiring on September 30, 2009.

c)	The Company entered into a premises agreement whereby it is committed to pay $1,000 per month expiring on December 15, 2009.

d)
On June 1, 2009, the Company entered into an agreement with a consultant who will provide international business development services for Cdn$6,000 per month expiring on December 1, 2009. The Company also issued 100,000 shares and granted 75,000 stock options to the consultant. The stock options are exercisable at $0.15 per share expiring on June 1, 2011.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

6.	Commitments (continued)

e)
On June 8, 2009, the Company entered into an agreement with an individual to become a director of the Company for a period of one year. The individual is to be granted 200,000 stock options exercisable at $0.24 per share expiring one year from the date of grant or upon the Company’s shares of common stock closing trading for a period of five trading days at a price of $0.50 or greater The effective date of the agreement is September 21, 2009, when the individual was officially appointed to the Board of Directors.

f)
On June 8, 2009, the Company entered into an agreement with an individual to become a director of the Company for a period of sixty days. The individual was granted 33,333 stock options exercisable at $0.24 per share expiring one year from the date of grant or upon the Company’s shares of common stock closing trading for a period of five trading days at a price of $0.50 or greater. The effective date of the agreement is September 21, 2009, when the individual was officially appointed to the Board of Directors.

7.	Common Stock

a)	On June 1, 2009, the Company issued 100,000 shares of common stock with a fair value of $24,000 for services rendered.

b)	On July 3, 2009, the Company issued 25,000 shares of common stock with a fair value of $6,000 for services rendered.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

7.	Common Stock (continued)

c)
On July 16, 2009, the Company issued 466,334 units at $0.15 per unit for proceeds of $69,950. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

d)
On July 24, 2009, the Company issued 18,000 units at $0.15 per unit for proceeds of $2,700. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days

e)
On July 24, 2009, the Company issued 100,000 units with a fair value of $15,000 to settle accounts payable. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

f)	On August 17, 2009, the Company issued 25,000 shares of common stock with a fair value of $7,250 for services rendered.

g)
On August 24, 2009, the Company issued 594,333 units at $0.15 per unit for proceeds of $89,150. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

8.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2009	2,800,000	0.32

Granted	75,000	0.15
Cancelled	(100,000)	0.20

Outstanding and exercisable, August 31, 2009	2,775,000	0.31	1.3	5,250

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

8.	Stock Options (continued)

Additional information regarding stock options as of August 31, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

75,000	0.25	September 1, 2009
100,000	0.25	October 5, 2009
100,000	0.30	October 6, 2009
50,000	0.25	October 31, 2009
100,000	0.25	January 1, 2010
50,000	0.40	December 13, 2009
200,000	0.75	March 5, 2010
75,000	0.45	April 25, 2010
150,000	0.25	June 30, 2010
100,000	0.25	July 16, 2010
1,375,000	0.30	January 7, 2011
75,000	0.27	February 10, 2011
250,000	0.25	November 1, 2012
75,000	0.15	June 1, 2011

2,775,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Three months ended August 31, 2009	Three months ended August 31, 2008

Risk-free Interest rate	0.48%	2.26%
Expected life (in years)	1.0	0.9
Expected volatility	90%	96%

The weighted average fair value of the stock options granted during 2009 was $0.12 per option.

As of August 31, 2009, the Company had no unrecognized compensation expense relating to unvested options.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2009
(unaudited)

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, May 31, 2009	6,576,358	0.31

Issued	1,178,667	0.30
Expired	(2,400,000)	0.20

Balance, August 31, 2009	5,355,025	0.36

As at August 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

103,750	0.50	November 19, 2009
6,250	0.50	November 20, 2009
45,000	0.50	December 1, 2009
35,000	0.50	December 5, 2009
221,250	0.50	December 10, 2009
37,500	0.50	December 18, 2009
100,000	0.50	February 28, 2010
75,000	0.50	May 1, 2010
200,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
610,000	0.50	November 30, 2010
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011

5,355,025

10.	Subsequent Events

a)
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

The Company is to pay the licensor a royalty calculated as 2% of the gross revenue and 15% of any and all consideration directly or indirectly received by the Company from the grant of any sublicense rights. The Company will pay interest at a rate of 1% per month on any amounts past due. In addition, the Company is responsible for the timely payment of all future costs relating to patent expenses and any new or useful art, process, machine, manufacture or composition of matter arising out of any licensor improvements or joint improvements licensed under this agreement and identified by the licensor as potentially patentable. The Company must also invest a minimum of Cdn$250,000 in research and development directly associated with the technology

b)
On October 1, 2009, the Company entered into an agreement with an individual to become the Chief Financial Officer of the Company for $6,000 per month expiring on September 30, 2010. The individual was also granted 400,000 stock options which are exercisable at $0.20 per share expiring on October 1, 2010.

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

Results of Operations for the Period From January 22, 2007 (Date of Inception) to August 31, 2009 and for the Three Months Ended August 31, 2009.

Revenues

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to May 31, 2008 we have generated $30,916 in revenues.  For the three months ended August 31, 2009 we generated revenues of $13,798 compared to $8,000 during the same period in 2008. As at August 31, 2009, we had total assets of $118,208 and total liabilities of $675,229. Since our inception on January 22, 2007 to August 31, 2009, we have an accumulated deficit of $4,236,979. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.
Expenses

We accumulated total expenses of $4,207,785 from the date of our inception to August 31, 2009, including $313,697 in research and development costs, $737,203 in management fees, $510,180 in professional fees, $577,042 in shareholder communications and awareness, and $433,048 in consulting and advisory expenses.

For the three months ended August 31, 2009, we incurred total expenses of $408,546 including $62,244 in research and development costs, $52,621 in management fees, $48,659 in professional fees, $83,821 in shareholder communications and awareness, and $28,041 in consulting and advisory expenses.

By comparison, our total operating expenses for the three months ended August 31, 2008 were $413,138 including $19,624 in research and development costs, $94,033 in management fees, $91,363 in professional fees, $104,491 in shareholder communications and awareness, and $23,773 in consulting and advisory expenses.
Net Loss

Since our inception on January 22, 2007 to August 31, 2009, we have incurred a net loss of $4,236,979. For the three months ended August 31, 2009, we incurred a net loss of $411,776 compared to our net loss of $409,752 for the same period in 2008.  Our net loss per share for the period ended August 31, 2009 was $0.02; the same as for the period ended August 31, 2008.

Liquidity and Capital Resources

As of August 31, 2009, we had no cash in our bank accounts and a working capital deficit of $658,040. As of August 31, 2009, we had total assets of $118,208 and total liabilities of $675,229.

Our net loss of $4,236,979 from January 22, 2007 (date of inception) to August 31, 2009 was mostly funded by a combination of private placements and loans. From January 22, 2007 (date of inception) to August 31, 2009, we raised net proceeds of $2,262,495 in cash from the issuance of common stock, $250,000 from the issuance of convertible debentures and $6,544 from bank indebtedness for a total of $2,519,039 of cash provided by financing activities for the period.

We received net cash of $193,544 from financing activities for the three months ended August 31, 2009 compared to $300,000 for the same period in 2008.  During both periods all cash received from financing activities was generated from the issuance of our common stock.

We used net cash of $196,864 in operating activities for the three months ended August 31, 2009 compared to $304,070 for the same period in 2008.  We used net cash of $2,363,404 in operating activities for the period from January 22, 2007 (date of inception) to August 31, 2009.

We did not use any cash in investing activities for the three months August 31, 2009 compared to net cash of $28,319 in investing activities for the same period in 2008.

During the three months ended August 31, 2009 we had a decrease of $3,320 in our cash position compared to a decrease of $25,269 for the same period in 2008.  Our monthly cash requirements for three month period ended August 31, 2009 was approximately $65,621 compared to $101,357 for the same period in 2008.  At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

On October 16, 17 and 28, 2008, we issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of our common stock at a price of $0.40 per share. We also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.  As at August 31, 2009, we recorded accretion expense of $38,275, increasing the carrying value of the convertible debentures to $242,345.

We expect that our total expenses will increase over the next year as we increase our business operations. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, we plan to primarily concentrate on commercializing our ERC technology and associated projects. Below is a summary of our anticipated expenditures over the next 12 months:

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our consolidated financial statements for the year ended May 31, 2009 filed in an Annual Report on Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.
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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our Annual Report on Form 10-K for the period ended May 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material legal proceedings which involve Mantra or any of its properties or subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From June 1, 2009 to August 31, 2009, we made the following previously unreported sales of unregistered securities:

•
On June 1, 2009, we issued 100,000 shares of our common stock and options to acquire 75,000 more share of our common stock at $0.15 per share until June 1, 2010 for services rendered to one of our directors and officers.  These shares were issued without a prospectus pursuant to exemptions found in Regulation S of the Securities Act of 1933, as amended.

•
On July 3, 2009, we issued 25,000 shares of our common stock with a fair value of $6,000 for services rendered.  These shares were issued without a prospectus pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

•
On July 16, 2009, we issued 466,334 units at $0.15 per unit for proceeds of $69,950. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.  These shares were issued without a prospectus pursuant to exemptions found in Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

•
On July 24, 2009, we issued 18,000 units at $0.15 per unit for proceeds of $2,700. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.  These shares were issued without a prospectus pursuant to exemptions found in Regulation S of the Securities Act of 1933, as amended.

•
On July 24, 2009, we issued 100,000 units with a fair value of $15,000 to settle accounts payable. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days. These shares were issued without a prospectus pursuant to exemptions found in Regulation S of the Securities Act of 1933, as amended.

•
On August 17, 2009, we issued 25,000 shares of common stock with a fair value of $7,250 for services rendered. These shares were issued without a prospectus pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

•
On August 24, 2009, the Company issued 594,333 units at $0.15 per unit for proceeds of $89,150. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days. These shares were issued without a prospectus pursuant to exemptions found in Regulation S of the Securities Act of 1933, as amended.

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

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Director Agreement with Shawn Kim dated June 8, 2009 (1)

10.2	Director Agreement with John Russell dated June 8, 2009 (1)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Attached as an exhibit to our current report on Form 8-K filed on September 23, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: October 20, 2009	Larry Kristof
President, Chief Executive Officer, Director

/s/ Con Buckley
Date: October 20, 2009	Con Buckley
Chief Financial Officer, Principal Accounting Officer