Form 10-Q
period 2009-11-30
Mantra Venture Group Ltd.
filed 2010-01-15
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 14, 2010, the registrant had 32,310,647 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”, “Mantra”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	November 30, 2009 $ (unaudited)	May 31, 2009 $

ASSETS

Current assets

Cash	3,267	3,320
Amounts receivable	25,173	19,253
Prepaid expenses and deposits	–	6,536

Total current assets	28,440	29,109

Property and equipment	92,237	109,801

Total assets	120,677	138,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities (Note 3)	506,398	224,893
Due to related parties (Note 3)	5,245	76,015
Convertible debentures (Note 4)	250,000	231,618

Total current liabilities	761,643	532,526

Due to related parties (Note 3)	127,644	–

Total liabilities	889,287	532,526

Commitments (Note 5)
Subsequent events (Note 9)

Stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 32,011,455 shares (May 31, 2009 – 23,452,661 shares)	320	301

Additional paid-in capital	3,820,447	3,431,286

Deficit accumulated during the development stage	(4,589,377)	(3,825,203)

Total stockholders’ deficit	(768,610)	(393,616)

Total liabilities and stockholders’ deficit	120,677	138,910

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		Accumulated from January 22, 2007 (Date of Inception) to November 30,
	2009 $	2008 $	2009 $	2008 $	2009 $

Revenues	58,640	3,058	72,438	11,058	89,556

Expenses

Business development	7,131	9,851	59,890	11,300	272,113
Consulting and advisory	(4,838)	11,581	23,203	35,355	428,210
Depreciation and amortization	8,782	13,351	17,564	18,305	75,398
Foreign exchange loss	13,510	–	18,583	–	15,326
General and administrative (Note 3)	7,590	37,627	30,234	78,298	341,415
Management fees (Note 3)	112,188	53,500	164,809	147,533	849,391
Professional fees (Note 3)	108,439	74,301	157,098	165,664	618,619
Public listing costs	6,865	5,683	10,943	7,500	200,286
Rent	12,917	–	26,383	–	135,973
Research and development	44,725	52,498	106,969	72,122	358,422
Shareholder communications and awareness	7,566	64,854	91,387	169,345	584,608
Travel and promotion	19,476	10,302	31,247	15,523	286,525
Wages and benefits	53,285	21,777	67,872	45,012	205,869
Website and corporate identity	–	–	–	–	195,451
Write down of intangible assets	–	–	–	–	37,815

Total expenses	397,636	355,325	806,182	765,957	4,605,421

Loss before other expenses	(338,996)	(352,267)	(733,744)	(754,899)	(4,515,865)

Other expenses

Accretion of discounts on convertible debentures	(7,655)	(3,828)	(18,382)	(3,828)	(45,930)
Interest	(5,747)	(5,886)	(12,048)	(5,886)	(27,582)

Total other expenses	(13,402)	(9,714)	(30,430)	(9,714)	(73,512)

Net loss for the period	(352,398)	(361,981)	(764,174)	(764,613)	(4,589,377)

Loss per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.03)

Weighted average number of shares outstanding	31,413,663	26,033,980	30,969,856	25,570,625

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended November 30,	Six Months Ended November 30,	Accumulated from January 22, 2007 (Date of Inception) to November 30,
	2009 $	2008 $	2009 $

Operating activities

Net loss for the period	(764,174)	(764,613)	(4,589,377)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	18,382	3,828	45,930
Depreciation and amortization	17,564	18,305	75,398
Imputed interest	–	3,160	–
Stock-based compensation	103,780	142,320	1,218,510
Write-down of intangible assets	–	–	37,815

Changes in operating assets and liabilities

Subscriptions receivable	–	(95,000)	–
Amounts receivable	(5,920)	(11,860)	(25,173)
Prepaid expenses and deposits	6,536	(20,351)	–
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	296,505	45,773	679,015
Due to related parties	56,874	(38,626)	132,889

Net cash used in operating activities	(270,453)	(717,064)	(2,436,993)

Investing activities

Purchase of property and equipment	–	(84,990)	(155,635)

Net cash used in investing activities	–	(84,990)	(155,635)

Financing activities

Borrowings on related party debt	–	98,595	–
Payments on related party debt	–	(74,206)	–
Proceeds from issuance of convertible debentures	–	250,000	250,000
Proceeds from issuance of common stock	270,400	595,000	2,345,895

Net cash provided by financing activities	270,400	869,389	2,595,895

Change in cash	(53)	67,335	3,267

Cash, beginning of period	3,320	26,201	–

Cash, end of period	3,267	93,536	3,267

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	15,000	–	172,617
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009
(unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of Mantra Venture Group Ltd. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

a)	During the six months ended November 30, 2009, the Company incurred management fees of $43,000 (2008 - $48,000) to the President of the Company.

b)	During the six months ended November 30, 2009, the Company incurred administration fees of $24,458 (2008 - $19,670) to the spouse of the President of the Company.

c)	During the six months ended November 30, 2009, the Company incurred professional fees of $12,000 (2008 - $nil) to a company controlled by the Chief Financial Officer of the Company.

d)	During the six months ended August 31, 2009, the Company incurred management fees of $5,000 (2008 - $33,000) to a company controlled by the former Chief Financial Officer of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009
(unaudited)

3. Related Party Transactions (continued)

e)	During the six months ended November 30, 2009, the Company incurred consulting fees of $63,180 (2008 - $nil) to directors of the Company.

f)
As at November 30, 2009, the Company owes a total of $127,644 (May 31, 2009 - $72,825) to the President of the Company and a company controlled by the President of the Company. The amounts due are non-interest bearing and unsecured. As at May 31, 2009, the amounts owed were due on demand. On November 29, 2009, the repayment terms were amended and the amounts owed are now due on November 29, 2012. As at November 30, 2009, included in accounts payable and accrued liabilities is $41,560 owed to the President of the Company.

g)	As at November 30, 2009, the Company owes a total of $5,245 (May 31, 2009 - $nil) to directors of the Company. The amounts due are non-interest bearing, unsecured and due on demand.

h)	As at November 30, 2009, included in accounts payable and accrued liabilities is $15,750 (May 31, 2009) owed to a professional firm where the Chief Financial Officer of the Company is a partner.

i)	As at November 30, 2009, included in accounts payable and accrued liabilities is $18,182 (May 31, 2009) owed to directors of the Company.

4. Convertible Debentures

On October 16, 17 and 28, 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.

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

In accordance with EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. During the period ended November 30, 2009, the Company has recorded accretion expense of $18,382, increasing the carrying value of the convertible debentures to $250,000.

5. Commitments

a)	The Company entered into a premises agreement whereby it is committed to pay $1,000 per month expiring on December 15, 2009.

b)	On October 1, 2009, the Company entered into an agreement with an individual to become the Chief Financial Officer of the Company for $6,000 per month expiring on September 30, 2010.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009
(unaudited)

5. Commitments (continued)

c)
On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

•	an initial license fee of Cdn$10,000 payable in two instalments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (accrued);
•	a further license fee of Cdn$15,000 to be paid within ninety days of September 2, 2009; and
•	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000
September 1, 2011	Cdn$20,000
September 1, 2012	Cdn$30,000
September 1, 2013	Cdn$40,000
September 1, 2014 and each successive anniversary	Cdn$50,000

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

6. Common Stock

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

d)
On July 24, 2009, the Company issued 18,000 units at $0.15 per unit for proceeds of $2,700. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009
(unaudited)

6. Common Stock (continued)

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

h)
On October 15, 2009, the Company issued 68,000 units at $0.15 per unit for proceeds of $10,200. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

i)
On November 27, 2009, the Company issued 556,000 units at $0.15 per unit for proceeds of $83,400. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

7. Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2009	2,800,000	0.32

Granted	708,333	0.21
Cancelled	(1,475,000)	0.28

Outstanding and exercisable, November 30, 2009	2,033,333	0.31	1.0	3,000

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009
(unaudited)

7. Stock Options (continued)

Additional information regarding stock options as of November 30, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

100,000	0.25	January 1, 2010
50,000	0.40	December 13, 2009
200,000	0.75	March 5, 2010
75,000	0.45	April 25, 2010
100,000	0.25	July 16, 2010
375,000	0.30	January 1, 2011
75,000	0.27	February 10, 2011
100,000	0.30	October 6, 2010
250,000	0.25	November 1, 2012
75,000	0.15	June 1, 2011
233,333	0.24	September 21, 2010
400,000	0.20	October 1, 2010

2,033,333

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Six months ended November 30, 2009	Six months ended November 30, 2008

Risk-free Interest rate	0.39%	2.26%
Expected life (in years)	1.0	0.9
Expected volatility	92%	96%

The weighted average fair value of the stock options granted during 2009 was $0.10 per option.

As of November 30, 2009, the Company has no unrecognized compensation expense relating to unvested options.

8. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, May 31, 2009	6,576,358	0.31

Issued	1,802,667	0.30
Expired	(2,510,000)	0.21

Balance, November 30, 2009	5,869,025	0.35

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2009
(unaudited)

8. Share Purchase Warrants (continued)

As at November 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

45,000	0.50	December 1, 2009
35,000	0.50	December 5, 2009
221,250	0.50	December 10, 2009
37,500	0.50	December 18, 2009
100,000	0.50	February 28, 2010
75,000	0.50	May 1, 2010
200,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
610,000	0.50	November 30, 2010
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
556,000	0.30	November 27, 2011

5,869,025

9. Subsequent Events

The Company has evaluated all events or transactions that occurred after November 30, 2009 through to January 14, 2010.

a)	On December 3, 2009, the Company issued 400,000 shares of common stock to a consultant who is to provide marketing services. On January 11, 2010, the Company cancelled these shares.

b)
On December 4, 2009, the Company issued 33,334 units at $0.15 per unit for proceeds of $5,000.  Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

c)	On December 11, 2009, the Company issued 299,192 shares of common stock to settle $50,862 of accounts payable.

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

Results of Operations for the Period From January 22, 2007 (Date of Inception) to November 30, 2009 and for the Three Months Ended November 30, 2009.

Revenues

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to November 30, 2009 we have generated $89,556 in revenues.  For the three months ended November 30, 2009 we generated revenues of $58,640 compared to $3,058 during the same period in 2008.  The increase in revenue is attributable to a government grant we received in the quarter.  Since our inception on January 22, 2007 to November 30, 2009, we have an accumulated deficit of $4,589,377. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $4,605,421 from the date of our inception to November 30, 2009, including $358,422 in research and development costs, $849,391 in management fees, $618,619 in professional fees, $584,608 in shareholder communications and awareness, and $428,210 in consulting and advisory expenses.

For the three months ended November 30, 2009, we incurred total expenses of $397,636 including $44,725 in research and development costs, $112,188 in management fees, $108,439 in professional fees, $7,566 in shareholder communications and awareness, and $53,285 in wages and benefits.

By comparison, our total operating expenses for the three months ended November 30, 2008 were $355,325 including $52,498 in research and development costs, $53,500 in management fees, $74,301 in professional fees, $64,854 in shareholder communications and awareness, and $21,777 in wages and benefits.

Net Loss

Since our inception on January 22, 2007 to November 30, 2009, we have incurred a net loss of $4,589,377. For the three months ended November 30, 2009, we incurred a net loss of $352,398 compared to our net loss of $361,981 for the same period in 2008.  Our net loss per share for the three months ended November 30, 2009 was $0.01; the same as for the three months ended November 30, 2008.

Results of Operations for the Six Months Ended November 30, 2009 compared to November 30, 2008.

Revenues

For the six months ended November 30, 2009 we generated revenues of $72,438 compared to $11,058 during the same period in 2008.

Expenses

For the six months ended November 30, 2009, we incurred total expenses of $806,182 including $106,969 in research and development costs, $164,809 in management fees, $157,098 in professional fees, $91,387 in shareholder communications and awareness, and $23,203 in consulting and advisory expenses.

By comparison, our total operating expenses for the six months ended November 30, 2008 were $765,957 including $72,122 in research and development costs, $147,533 in management fees, $165,664 in professional fees, $169,345 in shareholder communications and awareness, and $35,355 in consulting and advisory expenses.

Net Loss

For the six months ended November 30, 2009, we incurred a net loss of $764,174 compared to our net loss of $764,613 for the same period in 2008.  Our net loss per share for the period ended November 30, 2009 was $0.02; the same as for the period ended November 30, 2008.

Liquidity and Capital Resources

As of November 30, 2009, we had $3,267 cash in our bank accounts and a working capital deficit of $733,203. As of November 30, 2009, we had total assets of $120,677 and total liabilities of $889,287.

From January 22, 2007 (date of inception) to November 30, 2009, we raised net proceeds of $2,345,895 in cash from the issuance of common stock and $250,000 for a total of $2,595,895 of cash provided by financing activities for the period.

We received net cash of $270,400 from financing activities for the six months ended November 30, 2009 compared to $869,389 for the same period in 2008.  During the period in 2009 we raised cash from the sale of our common stock only, whereas during the period in 2008, we raised $595,000 through the sale of our common stock, $250,000 through the issuance of convertible debentures and $98,595 through borrowings on related party debt.  During the period ended November 30, 2008 we also repaid $74,206 of our related party debt.

We used net cash of $270,453 in operating activities for the six months ended November 30, 2009 compared to $717,064 for the same period in 2008.  We used net cash of $2,436,993 in operating activities for the period from January 22, 2007 (date of inception) to November 30, 2009.

We did not use any cash in investing activities for the six months November 30, 2009 compared to net cash of $84,990 in investing activities for the same period in 2008 which was used for the purchase of property and equipment.

During the six months ended November 30, 2009 we had a decrease of $53 in our cash position compared to an increase of $67,335 for the same period in 2008.  Our monthly cash requirements for six month period ended November 30, 2009 was approximately $45,076 compared to $119,511 for the same period in 2008.  At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

On October 16, 17 and 28, 2008, we issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of our common stock at a price of $0.40 per share. We also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.  During the period ended November 30, 2009, we recorded accretion expense of $18,382, increasing the carrying value of the convertible debentures to $250,000.

On October 1, 2009, we entered into an agreement with an individual to become our Chief Financial Officer for $6,000 per month expiring on September 30, 2010. The individual was also granted 400,000 stock options which are exercisable at $0.20 per share expiring on October 1, 2010.

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

Long-lived Assets

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

We record stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our Annual Report on Form 10-K for the period ended May 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From September 1, 2009 to November 30, 2009, we made the following previously unreported sales of unregistered securities:

•
On October 15, 2009, we issued 68,000 units at $0.15 per unit for proceeds of $10,200. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after our common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.  These shares were issued without a prospectus pursuant to exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

•
On November 27, 2009, we issued 556,000 units at $0.15 per unit for proceeds of $83,400. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after our common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.  These shares were issued without a prospectus pursuant to exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

•
On October 1, 2009 we issued options to acquire 400,000 shares of our common stock at $0.20 per share to our current CFO.  The options expire in 1 year, or upon the termination of our consulting agreement with our CFO. These shares were issued without a prospectus pursuant to exemptions from registration found in Regulation S of the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Development Agreement with 3M dated October 28, 2009 (1)
10.2	Management Agreement with Con Buckley October 1, 2009 (2)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Attached as an exhibit to our current report on Form 8-K filed on November 6, 2009.

(2)	Attached as an exhibit to our current report on Form 8-K filed on October 7, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: January 14, 2010	Larry Kristof
President, Chief Executive Officer, Director

/s/ Con Buckley
Date: January 14, 2010	Con Buckley
Chief Financial Officer, Principal Accounting Officer