Form 10-Q
period 2010-02-28
Mantra Venture Group Ltd.
filed 2010-04-19
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 19, 2010, the registrant had 32,310,647 shares of common stock outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.             Financial Statements
Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.             Quantitative and Qualitative Disclosures About Market Risk
Item 4.             Controls and Procedures

PART II – OTHER INFORMATION
Item 1.             Legal Proceedings
Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.             Defaults Upon Senior Securities
Item 4.             [Removed and Reserved]
Item 5.             Other Information
Item 6.             Exhibits

SIGNATURES

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
February 28, 2010

 Index

Consolidated balance sheets F–1

Consolidated statements of operations F–2

Consolidated statements of cash flows F–3

Notes to the consolidated financial statements F–4

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 28, 2010 $ (unaudited)	May 31, 2009 $

ASSETS

Current assets

Cash	1,047	3,320
Amounts receivable	22,002	19,253
Prepaid expenses and deposits	–	6,536

Total current assets	23,049	29,109

Property and equipment	83,455	109,801

Total assets	106,504	138,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities (Note 3)	603,919	224,893
Deferred revenue	12,300	–
Due to related parties (Note 3)	5,515	76,015
Convertible debentures (Note 4)	250,000	231,618

Total current liabilities	871,734	532,526

Due to related parties (Note 3)	111,519	–

Total liabilities	983,253	532,526

Commitments (Note 5)
Subsequent events (Note 9)

Stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 32,305,561 shares (May 31, 2009 – 23,452,661 shares)	323	301

Additional paid-in capital	3,876,317	3,431,286

Common stock subscribed	87,225	–

Deficit accumulated during the development stage	(4,840,614)	(3,825,203)

Total stockholders’ deficit	(876,749)	(393,616)

Total liabilities and stockholders’ deficit	106,504	138,910

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,		Accumulated from January 22, 2007 (Date of Inception) to February 28,
	2010 $	2009 $	2010 $	2009 $	2010 $

Revenues	14,530	1,060	86,968	12,118	104,086

Expenses

Business development	(2,556)	1,973	57,334	3,422	269,557
Consulting and advisory	3,229	8,642	26,432	43,996	431,439
Depreciation and amortization	8,782	8,782	26,346	27,088	84,180
Foreign exchange loss	4,525	–	23,108	–	19,851
General and administrative (Note 3)	17,545	58,436	47,779	136,734	358,960
Management fees (Note 3)	51,701	232,446	216,510	379,979	901,092
Professional fees (Note 3)	53,299	65,467	210,397	231,131	671,918
Public listing costs	2,824	21,501	13,767	29,001	203,110
Rent	10,733	–	37,116	–	146,706
Research and development	38,398	47,789	145,367	119,911	396,820
Shareholder communications and awareness	16,346	80,342	107,733	249,687	600,954
Travel and promotion	19,148	29,823	50,395	55,197	305,673
Wages and benefits	35,063	58,383	102,935	103,395	240,932
Website and corporate identity	–	–	–	–	195,451
Write down of intangible assets	–	–	–	–	37,815

Total expenses	259,037	613,584	1,065,219	1,379,541	4,864,458

Loss before other expenses	(244,507)	(612,524)	(978,251)	(1,367,423)	(4,760,372)

Other expenses

Accretion of discounts on convertible debentures	–	(11,580)	(18,382)	(15,408)	(45,930)
Interest	(6,730)	(4,777)	(18,778)	(10,663)	(34,312)

Total other expenses	(6,730)	(16,357)	(37,160)	(26,071)	(80,242)

Net loss for the period	(251,237)	(628,881)	(1,015,411)	(1,393,494)	(4,840,614)

Loss per share, basic and diluted	(0.01)	(0.02)	(0.03)	(0.05)

Weighted average number of shares outstanding	32,305,561	27,303,448	31,417,671	26,141,886

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended February 28, 2010 $	Nine Months Ended February 28, 2009 $	Accumulated from January 22, 2007 (Date of Inception) to February 28, 2010 $

Operating activities

Net loss for the period	(1,015,411)	(1,393,494)	(4,840,614)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	18,382	15,408	45,930
Depreciation and amortization	26,346	27,088	84,180
Stock-based compensation	161,187	422,342	1,275,917
Write-down of intangible assets	–	–	37,815

Changes in operating assets and liabilities

Subscriptions receivable	–	–	–
Amounts receivable	(2,749)	3,281	(22,002)
Accrued interest payable	–	9,233	–
Prepaid expenses and deposits	6,536	(18,378)	–
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	444,886	197,453	827,396
Deferred revenue	12,300	–	12,300
Due to related parties	41,019	(48,617)	117,034

Net cash used in operating activities	(307,504)	(785,684)	(2,474,044)

Investing activities

Purchase of property and equipment	–	(84,990)	(155,635)

Net cash used in investing activities	–	(84,990)	(155,635)

Financing activities

Borrowings on related party debt	–	83,263	–
Repayments of related party debt	–	(77,344)	–
Proceeds from issuance of convertible debentures	–	250,000	250,000
Proceeds from issuance of common stock	305,231	595,000	2,380,726

Net cash provided by financing activities	305,231	850,919	2,630,726

Change in cash	(2,273)	19,755	1,047

Cash, beginning of period	3,320	26,201	–

Cash, end of period	1,047	6,446	1,047

Non-cash investing and financing activities:
Common stock issued to settle accounts payable	65,862	15,000	223,479
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815
Promissory note issued to settle accounts payable	–	58,000	58,000
Fair value of share purchase warrants issued for convertible debentures	–	45,930	–

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2010
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

3.	Related Party Transactions

a)	During the nine months ended February 28, 2010, the Company incurred management fees of $64,000 (2009 - $58,500) to the President of the Company.

b)	During the nine months ended February 28, 2010, the Company incurred administration fees of $36,173 (2009 - $27,367) to the spouse of the President of the Company.

c)	During the nine months ended February 28, 2010, the Company incurred professional fees of $39,000 (2009 - $nil) to a company controlled by the Chief Financial Officer of the Company.

d)	During the nine months ended February 28, 2010, the Company incurred management fees of $5,000 (2009 - $33,000) to a company controlled by the former Chief Financial Officer of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2010
(unaudited)

3.    Related Party Transactions (continued)

e)	During the nine months ended February 28, 2010, the Company incurred consulting fees of $67,164 (2008 - $nil) to directors of the Company.

f)
As at February 28, 2010, the Company owes a total of $109,922 (May 31, 2009 - $72,825) to the President of the Company and a company controlled by the President of the Company. The amounts due are non-interest bearing and unsecured. As at May 31, 2009, the amounts owed were due on demand. On November 29, 2009, the repayment terms were amended and the amounts owed are now due on November 29, 2012. As at February 28, 2010, included in accounts payable and accrued liabilities is $62,559 owed to the President of the Company.

g)	As at February 28, 2010, the Company owes a total of $5,515 (May 31, 2009 - $nil) to directors of the Company. The amounts due are non-interest bearing, unsecured and due on demand.

h)
As at February 28, 2010, included in accounts payable and accrued liabilities is $24,650 (May 31, 2009 - $Nil) owed to a professional firm where the Chief Financial Officer of the Company is a partner.

i)	As at February 28, 2010, included in accounts payable and accrued liabilities is $26,097 (May 31, 2009 - $Nil) owed to directors of the Company.

4.	Convertible Debentures

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

In accordance with EITF 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. During the period ended February 28, 2010, the Company has recorded accretion expense of $18,382, increasing the carrying value of the convertible debentures to $250,000.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2010
(unaudited)

5.	Commitments

a)	On October 1, 2009, the Company entered into an agreement with an individual to become the Chief Financial Officer of the Company for $6,000 per month expiring on September 30, 2010.

b)
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
February 28, 2010
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

h)
On September 15, 2009, the Company issued 68,000 units at $0.15 per unit for proceeds of $10,200. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

i)
On November 27, 2009, the Company issued 556,000 units at $0.15 per unit for proceeds of $83,400. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days

j)
On December 5, 2009, the Company issued 33,334 units at $0.15 per unit for proceeds of $5,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

k)	On December 11, 2009, the Company issued 299,192 shares of common stock to settle $50,862 of accounts payable owing to directors and consultants.

7.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2009	2,800,000	0.32

Granted	708,333	0.21
Cancelled	(1,625,000)	0.25

Outstanding and exercisable, February 28, 2010	1,883,333	0.31	0.8	–

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2010
(unaudited)

Additional information regarding stock options as of February 28, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

200,000	0.75	March 5, 2010
75,000	0.45	April 25, 2010
100,000	0.25	July 16, 2010
375,000	0.30	January 1, 2011
75,000	0.27	February 10, 2011
100,000	0.30	October 6, 2010
250,000	0.25	November 1, 2012
75,000	0.15	June 1, 2011
233,333	0.24	September 21, 2010
400,000	0.20	October 1, 2010

1,883,333

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months ended February 28, 2010	Nine months ended February 28, 2009

Risk-free Interest rate	0.39%	0.80%
Expected life (in years)	1.0	0.9
Expected volatility	92%	111%

The weighted average fair value of the stock options granted during fiscal 2010 was $0.10 (2009 - $0.17) per option.

As of February 28, 2010, the Company has no unrecognized compensation expense relating to unvested options.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2010
(unaudited)

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, May 31, 2009	6,576,358	0.36

Issued	1,836,000	0.19
Expired	(2,948,750)	0.26

Balance, February 28, 2010	5,463,608	0.34

As at February 28, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

75,000	0.50	May 1, 2010
200,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
610,000	0.50	November 30, 2010
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
556,000	0.30	November 27, 2011
33,333	0.30	December 5, 2011

5,463,608

9.	Subsequent Events

a)
Subsequent to quarter end the Company settled a claim for investor relations services which in the Company’s view were not satisfactorily rendered to the Company. The Company is to pay $9,000 over a five month period commencing April 1, 2010 and issue 53,333 shares of common stock with a fair value of $8,000 to the investor relations firm.

b)	The Company entered into a share cancellation agreement and cancelled 400,000 shares of common stock issued to a consultant who was to provide marketing services.

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

Results of Operations for the Period From January 22, 2007 (Date of Inception) to February 28, 2010 and for the Three Months Ended February 28, 2010.

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to February 28, 2010 we have generated $104,086 in revenues.  For the three months ended February 28, 2010 we generated revenues of $14,530 compared to $1,060 during the same period in 2009.  Since our inception on January 22, 2007 to February 28, 2010, we have an accumulated deficit of $4,840,614. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $4,864,458 from the date of our inception to February 28, 2010, including $396,820 in research and development costs, $901,092 in management fees, $671,918 in professional fees, $600,954 in shareholder communications and awareness, $431,439 in consulting and advisory expenses.

For the three months ended February 28, 2010, we incurred total expenses of $259,037 including $38,398 in research and development costs, $51,701 in management fees, $53,299 in professional fees, $16,346 in shareholder communications and awareness, and $35,063 in wages and benefits.

By comparison, our total operating expenses for the three months ended February 28, 2009 were $613,584 including $47,789 in research and development costs, $232,446 in management fees, $65,467 in professional fees, $80,342 in shareholder communications and awareness, and $58,383 in wages and benefits.

Net Loss

Since our inception on January 22, 2007 to February 28, 2010, we have incurred a net loss of $4,840,614. For the three months ended February 28, 2010, we incurred a net loss of $251,237 compared to our net loss of $628,881 for the same period in 2009.  Our net loss per share for the three months ended February 28, 2010 was $0.01 and for the same period in 2009 was $0.02.

Results of Operations for the Nine Months Ended February 28, 2010 compared to February 28, 2009.

Revenues

For the nine months ended February 28, 2010 we generated revenues of $86,968 compared to $12,118 during the same period in 2009.

Expenses

For the nine months ended February 28, 2010, we incurred total expenses of $1,065,219 including $145,367 in research and development costs, $216,510 in management fees, $210,397 in professional fees, $107,733 in shareholder communications and awareness, and $26,432 in consulting and advisory expenses.

By comparison, our total operating expenses for the nine months ended February 28, 2009 were $1,379,541 including $119,911 in research and development costs, $379,979 in management fees, $231,131 in professional fees, $249,687 in shareholder communications and awareness, and $43,996 in consulting and advisory expenses.

Net Loss

For the nine months ended February 28, 2010, we incurred a net loss of $1,015,411 compared to our net loss of $1,393,494 for the same period in 2009.  Our net loss per share for the period ended February 28, 2010 was $0.03 and for the same period in 2009 was $0.05.

Liquidity and Capital Resources

As of February 28, 2010, we had $1,047 cash in our bank accounts and a working capital deficit of $848,685. As of February 28, 2010, we had total assets of $106,504 and total liabilities of $983,253.

From January 22, 2007 (date of inception) to February 28, 2010, we raised net proceeds of $2,380,726 in cash from the issuance of common stock and $250,000 for a total of $2,630,726 of cash provided by financing activities for the period.

We received net cash of $305,231 from financing activities for the nine months ended February 28, 2010 compared to $595,000 for the same period in 2009.  During the period in 2010 we raised cash from the sale of our common stock only, whereas during the period in 2009, we raised $595,000 through the sale of our common stock, $250,000 through the issuance of convertible debentures and $83,263 through borrowings on related party debt, of which 77,344 was repaid during the period ended February 28, 2009.

We used net cash of $307,504 in operating activities for the nine months ended February 28, 2010 compared to $785,684 for the same period in 2009.  We used net cash of $2,474,044 in operating activities for the period from January 22, 2007 (date of inception) to February 28, 2010.

We did not use any cash in investing activities for the nine months February 28, 2010 compared to net cash of $84,990 in investing activities for the same period in 2009 which was used for the purchase of property and equipment.

During the nine months ended February 28, 2010 we had a decrease of $2,273 in our cash position compared to an increase of $19,755 for the same period in 2009.  Our monthly cash requirements for nine month period ended February 28, 2010 was approximately $34,167 compared to $87,298 for the same period in 2009.  At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

On October 16, 17 and 28, 2008, we issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of our common stock at a price of $0.40 per share. We also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of our common stock for a period of two years from the date of the issue at an exercise price of $0.50 per share.  During the period ended February 28, 2010, we recorded accretion expense of $18,382, increasing the carrying value of the convertible debentures to $250,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our Annual Report on Form 10-K for the period ended May 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From December 1, 2009 to February 28, 2010, we made the following previously unreported sales of unregistered securities:

On December 5, 2009, the Company issued 33,334 units at $0.15 per unit for proceeds of $5,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

On December 11, 2009, the Company issued 299,192 shares of common stock to settle $50,862 of accounts payable owing to directors and consultants.

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

Item 4. [Removed and Reserved]

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

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: April 19, 2010	Larry Kristof
President, Chief Executive Officer, Director

/s/ Con Buckley
Date: April 19, 2010	Con Buckley
Chief Financial Officer, Principal Accounting Officer