Form 10-K
period 2010-05-31
Mantra Venture Group Ltd.
filed 2010-09-14
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

#4 2119 152nd Street
Surrey BC V4A 4N7
(Address of principal executive offices) (ZIP Code)

(604) 535 4145
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filer [ ]    Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [ ] No [ x ]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2009 (Non affiliate holdings of 14,805,455 shares at the price at which the common shares were last sold: $0.19 per share): $2,813,036

Number of common shares outstanding at September 14, 2010: 35,127,185

PART I

Item 1.	Business

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

As used in this annual report, the terms "we", "us", "our", “our Company”, and "Mantra" mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Mantra Energy Alternatives Ltd. and Mantra Media Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Description of Business

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada. Our principal offices are located at #4 2119 152nd Street, Surrey, British Columbia, Canada, V4A 4N7. Our telephone number is (604) 535 4145. Our fiscal year end is May 31.

We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources. On November 2, 2007, through our wholly owned subsidiary, Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership of an invention for the electro-reduction of carbon dioxide. This is currently our flagship technology and is described in greater detail under the heading “Electro Reduction of Carbon Dioxide” below.

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

On August 16, 2010, we entered into a technology development cooperation agreement with KC Cottrell Co., Ltd. and Korea Southern Power Co., Ltd. pursuant to which KC will provide our company with the basic framework and support for the successful execution of tasks for our company’s electrochemical reduction of carbon dioxide technology development as planned at Ha-dong Power Plant in the Republic of Korea. KC has also agreed to equally share the cost of the project, which is not to exceed US $1,000,000 with our company. The Technology Agreement will expire by the completion of the demonstration project or by July 30, 2011.

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

In fuel cells liquid fuels are indirectly burned with air to form carbon dioxide and water, while generating electricity. This process is known as electrochemical combustion or electrooxidation. The complementary nature of ERC and electrooxidation makes it possible to use ERC in a regenerative fuel cell cycle, where carbon dioxide is converted to a fuel that is consumed in a fuel cell to regenerate carbon dioxide. As shown in the figure, the net energy input required in this cycle could be supplied from a renewable or non-fossil fuel source.

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

The existing applications of ERC by-products include use as feedstock preservatives, de-icing solutions, and baking soda, among others. Sodium Formate and Formic Acid, two of the main by-products of ERC, currently have an average market value of $1,200/ton, with more than 600,000 tons of formic acid produced annually (Li, 2006). Their applications are diverse, including feedstock preservatives, de-icing solutions, cleaning solutions and baking soda to name a few. The market for formic acid has experienced continual growth and demand over the past several years, mainly attributed to the following: European and developing country demand for formic acid in silage, rising raw materials, energy and logistics costs; and animal feed preservative and Asian demand for formic acid in leather, rubber, food and pharmaceutical industries. The average market price of formic acid is expected to increase by as much as 20% in 2009. (Dunia Frontier Consultants, 2008).

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

Competition

There are several existing alternative methods to ERC which convert CO2 into useful products. Other methods include, for example:

  Thermo-chemical reactions to produce carbon monoxide, formic acid, methane or methanol;
  Bio-chemical reactions to produce methane;
  Photo-chemical reactions to produce carbon monoxide, formaldehyde or formic acid; and
  Photo-electro-chemical reaction to produce carbon monoxide and possibly methane & methanol.

Some thermo-chemical methods are established commercial industrial processes (e.g. production of methanol from CO2) however, like ERC, most of these alternative methods of CO2conversion are still at the level of laboratory research and development projects. These alternative methods typically suffer from the following problems:

  Low reaction rate and low CO2 space velocity make it too costly and time consuming to process industrial quantities of CO2;
  Low selectivity for specified product(s) makes it harder to control product yield;
  High operating temperature and pressure requires large quantities of fossil fuels to power reaction;
  Fast cathode deterioration raises costs and makes the method labour intensive; and
  Highly expensive and cumbersome hydrogen (H2) is required as a feed reactant.

Based on scholarship and test results to date, we believe that, compared with alternative methods of CO2 conversion, ERC, when converting CO2 to formate or formic acid, has several notable advantages including the following:

  Medium reaction rate allows for commercially viable CO2 processing times;
  Medium CO2 space velocity gives the ability to treat comparatively large volumes of CO2;
  High product selectivity for formate and formic acid;
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

Research and Development Expenditures

During the year ended May 31, 2010 we spent $166,753 on research and development. For the last two fiscal years, we have spent $335,778 on research and development. We anticipate that we will incur $275,000 in expenses on research and development for ERC as well as other technologies we may acquire over the next 12 months.

Employees

As of September 14, 2010, we had 5 employees engaged in administrative duties, website development and marketing. All of these employees were engaged on a full-time basis. Additionally, we have retained a number of consultants for legal, accounting and investor relations services.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Description of Property

Our principal executive offices are located at 4 – 2119 152nd Street, Surrey British Columbia, CanadaV4A 4N7. Our telephone number is (604) 535 4145. The office is approximately 1,650 square feet in size and is leased for a term of eighteen months. The lease began on August 2010 and will end in February of 2012. Currently we pay approximately $3,000 per month for our office space in Vancouver and $1,000 for office space in Washington State which we use from time to time.

Item 3.	Legal Proceedings

As of September 14, 2010, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or concerning any of our properties. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on January 9, 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
March 1, 2010 – May 31, 2010	0.17	0.02
December 1, 2009 – February 28, 2010	0.22	0.10
September 1, 2009 – November 30, 2009	0.30	0.165
June 1, 2009 – August 31, 2009	0.31	0.19
March 1, 2008 – May 31, 2009	0.30	0.15
December 1, 2008 – February 28, 2009	0.30	0.19
September 1, 2008 – November 30, 2008	0.44	0.24
June 1, 2008 – August 31, 2008	0.45	0.18
March 1, 2008 – May 31, 2008	0.85	0.20
January 9, 2008 – February 29, 2008	1.115	0.65

Holders

As of September 14, 2010, there were 91 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of May 31, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the period covered by this report.

Purchase of Equity Securities

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

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $4,325 in our bank accounts and a working capital deficit of $1,036,124 compared to a working capital deficit of $503,417 for the year ended May 31, 2009. As of May 31, 2010, we had total assets of $93,820 and total liabilities of $1,055,271.

Our net loss of $5,043,970 from January 22, 2007 (date of inception) to May 31, 2010 was mostly funded by a combination of private placements and loans. Since January 22, 2007 (date of inception) to May 31, 2010, we raised net proceeds of $2,814,862 in cash from financing activities.

We used net cash of $488,362 in operating activities for the year ended May 31, 2010 compared to $1,028,422 for the year ended May 31, 2009. We used net cash of $2,654,902 in operating activities for the period from January 22, 2007 (date of inception) to May 31, 2010.

We did not use any cash in investing activities during the year ended May 31, 2010 compared to net cash of $85,734 used in investing activities for the year ended May 31, 2009. We received net cash of $489,367 from financing activities for the year ended May 31, 2010 compared to $1,091,275 for the year ended May 31, 2009. For the year ended May 31, 2010, $428,289 of cash from financing activities was from the issuance of our common stock and $61,078 from loans payable. During the year ended May 31, 2009, $841,275 of cash from financing activities was from the issuance of our common stock and $250,000 from the issuance of convertible debentures.

During the year ended May 31, 2010 we had an increase in our cash position of a $1,005 compared to a decrease of $22,881 for the year ended May 31, 2009. Our monthly cash requirements for the year ended May 31, 2010 was approximately $40,700. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Results of Operations

Our results of operations are summarized below:

	Year Ended May 31, 2010 $	Year Ended May 31, 2009 $	Period from January 22, 2007 (inception) To May 31, 2010 $
Revenues	2,780	17,118	19,898
Total Operating Expenses	1,296,410	1,752,627	5,075,751
Net Loss	(1,218,767)	(1,778,591)	(5,043,970)
Loss per common share (basic and assuming dilution)	(0.04)	(0.07)

Lack of Significant Revenues

We have had limited operational history since our inception on January 22, 2007. Since our inception to May 31, 2010 we have generated $19,898 in revenues. Since our inception to May 31, 2010 we have accumulated a deficit of $5,043,970 during the development stage. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the year ended May 31, 2010, we had total operating expenses of $1,296,410, including $28,105 in consulting and advisory fees, $195,337 in professional fees, $188,805 in management fees, $86,553 in shareholder communications and awareness, $322,389 in wages and benefits, $50,760 in general and administrative expenses, and $166,753 in research and development.

By comparison, for the year ended May 31, 2009, we had total operating expenses of $1,752,627 including $61,864 in consulting and advisory fees, $269,266 in professional fees, $322,115 in management fees, $309,309 in shareholder communications and awareness, $137,997 in wages and benefits, $87,927 in general and administrative expenses and $169,025 in research and development.

Since our inception on January 22, 2007 to May 31, 2010, we accumulated total expenses of $5,095,649, including $433,112 in consulting and advisory fees, $656,858 in professional fees, $770,887 in management fees, $579,774 in shareholder communications and awareness, $320,550 in travel and promotion, $324,097 in general and administrative expenses and $418,206 in research and development.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

We record stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
Years ended May 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Mantra Venture Group Ltd. (a development stage company) as of May 31, 2010, and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2010, and 2009, and the consolidated results of its operations and its cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 13, 2010

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2010	2009
	$	$
ASSETS
Current assets
Cash	4,325	3,320
Amounts receivable	13,744	19,253
Prepaid expenses and deposits	1,078	6,536
Total current assets	19,147	29,109
Property and equipment (Note 3)	74,673	109,801
Total assets	93,820	138,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	449,481	224,893
Due to related parties (Note 5)	294,712	76,015
Loans payable (Note 6)	61,078	–
Convertible debentures (Note 7)	250,000	231,618
Total liabilities	1,055,271	532,526
Nature of operations and continuance of business (Note 1)
Commitments (Note 11)
Subsequent events (Note 13)
Stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 34,034,868 shares (2009 – 30,058,788 shares)	340	301
Additional paid-in capital	4,036,294	3,446,286
Common stock subscribed (Note 8)	45,885	–
Stock subscriptions receivable (Note 8)	–	(15,000)
Deficit accumulated during the development stage	(5,043,970)	(3,825,203)
Total stockholders’ deficit	(961,451)	(393,616)
Total liabilities and stockholders’ deficit	93,820	138,910

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)

			From
			January 22, 2007
	Year ended	Year ended	(date of inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010
	$	$	$

Revenue	2,780	17,118	19,898

Operating expenses
Business development	38,870	11,570	251,093
Consulting and advisory	28,105	61,864	433,112
Depreciation and amortization	35,128	36,615	92,962
Foreign exchange loss (gain)	28,928	(15,814)	25,671
General and administrative	50,760	87,927	324,097
License fees	28,438	–	28,438
Management fees (Note 5)	188,805	322,115	770,887
Professional fees	195,337	269,266	656,858
Public listing costs	14,488	42,296	203,831
Rent	46,584	63,950	156,174
Research and development	166,753	169,025	418,206
Shareholder communications and awareness	86,553	309,309	579,774
Travel and promotion	65,272	44,165	320,550
Wages and benefits	322,389	278,341	600,730
Website development/corporate branding	–	34,183	195,451
Write down of intangible assets	–	37,815	37,815

Total operating expenses	(1,296,410)	1,752,627	5,095,649
Loss before other expenses	(1,293,630)	(1,735,509)	(5,075,751)

Other income (expense)

Accretion of discounts on convertible debentures	(18,382)	(27,548)	(45,930)
Government grant income	118,324	–	118,324
Interest expense	(25,079)	(15,534)	(40,613)

Total other income (expense)	74,863	(43,082)	31,781

Net loss for the period	(1,218,767)	(1,778,591)	(5,043,970)

Net loss per share, basic and diluted	(0.04)	(0.07)

Weighted average number of shares outstanding	31,897,588	26,798,279

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2010
(Expressed in U.S. dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders’
		Amount	capital	stage	equity (deficit)
	Number	$	$	$	$

Balance, January 22, 2007 (date of inception)	–	–	–	–	–

Stock issued for cash at $0.00001 per share	15,000,000	150	150	–	300
Stock issued for cash at $0.02 per share	1,750,000	18	34,982	–	35,000
Stock issued for services at $0.02 per share	10,000	–	200	–	200
Net loss for the period	–	–	–	(30,594)	(30,594)

Balance, May 31, 2007	16,760,000	168	35,332	(30,594)	4,906

Stock Issued for Cash
Stock issued at $0.10 per share	1,221,500	12	122,138	–	122,150
Units issued at $0.125 per share	1,600,000	16	199,984	–	200,000
Stock issued at $0.25 per share	1,399,078	14	349,756	–	349,770
Stock issued at $0.30 per share	100,000	1	29,999	–	30,000
Units issued at $0.40 per share	898,750	9	359,491	–	359,500

Stock Issued for Services
Stock issued at $0.25 per share	100,000	1	24,999	–	25,000
Stock issued at $0.30 per share	133,333	2	39,998	–	40,000
Stock issued at $0.40 per share	125,000	1	49,999	–	50,000
Units issued at $0.40 per share	600,000	6	239,994		240,000
Stock issued at $0.83 per share	200,000	2	165,998	–	166,000

Issued for Intangible Assets
Stock issued at $0.25 per share	40,000	–	10,000	–	10,000
Stock options granted	–	–	27,815		27,815

Stock issued upon exercise of warrants	275,000	3	137,497	–	137,500

Fair value of stock options granted	–	–	158,884	–	158,884

Net loss for the year	–	–	–	(2,016,018)	(2,016,018)

Balance, May 31, 2008	23,452,661	235	1,951,884	(2,046,612)	(94,493)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2010
(Expressed in U.S. dollars)

					Deficit
					accumulated
			Additional	Stock	during the	Total
	Common Stock		paid-in	subscriptions	development	stockholders’
		Amount	capital	receivable	stage	equity (deficit)
	Number	$	$	$	$	$

Balance, May 31, 2008	23,452,661	235	1,951,884	–	(2,046,612)	(94,493)

Stock Issued for Cash
Units issued at $0.125 per share	2,400,000	24	299,976	–	–	300,000
Units issued at $0.15 per share	1,741,831	18	261,256	(15,000)	–	246,274
Units issued at $0.25 per share	1,180,000	12	294,988	–	–	295,000

Stock Issued for Services
Stock issued at $0.15 per share	25,000	–	3,750	–	–	3,750
Stock issued at $0.20 per share	37,500	–	7,500	–	–	7,500
Stock issued at $0.36 per share	37,500	–	13,500	–	–	13,500
Stock issued at $0.36 per share	25,000	–	9,000	–	–	9,000
Stock issued at $0.40 per share	50,000	1	19,999	–	–	20,000
Stock issued at $0.41 per share	37,500	–	15,375	–	–	15,375
Stock issued at $0.45 per share	62,500	1	28,124	–	–	28,125

Stock Issued for Debt
Units issued at $0.15 per share	950,777	10	142,607	–	–	142,617
Stock issued at $0.25 per share	40,000	–	10,000	–	–	10,000
Units issued at $0.27 per share	18,519	–	5,000	–	–	5,000

Discount on convertible debentures	–	–	45,930	–	–	45,930

Fair value of stock options granted	–	–	337,397	–	–	337,397

Net loss for the year	–	–	–	–	(1,778,591)	(1,778,591)
Balance, May 31, 2009	30,058,788	301	3,446,286	(15,000)	(3,825,203)	(393,616)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2010

						Deficit
						accumulated
			Additional	Common	Stock	during the	Total
	Common Stock		paid-in	stock	subscriptions	development	stockholders’
		Amount	capital	subscribed	receivable	stage	equity (deficit)
	Number	$	$	$	$	$	$

Balance, May 31, 2009	30,058,788	301	3,446,286	–	(15,000)	(3,825,203)	(393,616)

Stock Issued for Cash
Units issued at $0.08 per share	1,337,556	14	106,990	–	–	–	107,004
Units issued at $0.15 per share	1,735,999	17	260,383	–	15,000	–	275,400

Stock Issued for Services
Stock issued at $0.24 per share	125,000	1	29,999	–	–	–	30,000
Stock issued at $0.29 per share	25,000	–	7,250	–	–	–	7,250

Stock Issued for Debt
Stock issued at $0.15 per share	300,000	3	44,997	–	–	–	45,000
Stock issued at $0.17 per share	299,192	3	50,860	–	–	–	50,863
Units issued at $0.15 per share	153,333	1	22,999	–	–	–	23,000

Share subscriptions received	–	–	–	45,885	–	–	45,885

Fair value of stock options granted	–	–	66,530	–	–	–	66,530

Net loss for the year	–	–	–	–	–	(1,218,767)	(1,218,767)

Balance, May 31, 2010	34,034,868	340	4,036,294	45,885	–	(5,043,970)	(961,451)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)

			From
			January 22, 2007
	Year ended	Year ended	(date of inception)
	May 31,	May 31,	to May 31,
	2010	2009	2010
	$	$	$

Operating activities
Net loss for the period	(1,218,767)	(1,778,591)	(5,043,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	18,382	27,548	45,930
Depreciation and amortization	35,128	36,615	92,962
Stock-based compensation	103,780	434,646	1,218,510
Write-down of intangible assets	–	37,815	37,815
Changes in operating assets and liabilities:
Amounts receivable	5,509	(835)	(13,744)
Prepaid expenses and deposits	5,458	(5,528)	(1,078)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	343,451	247,201	725,961
Due to related parties	218,697	(27,293)	294,712
Net cash used in operating activities	(488,362)	(1,028,422)	(2,654,902)
Investing activities
Purchase of property and equipment	–	(85,734)	(155,635)
Net cash used in investing activities	–	(85,734)	(155,635)
Financing activities
Proceeds from loans payable	61,078	–	61,078
Proceeds from issuance of convertible debentures	–	250,000	250,000
Proceeds from issuance of common stock	428,289	841,275	2,503,784
Net cash provided by financing activities	489,367	1,091,275	2,814,862
Change in cash	1,005	(22,881)	4,325
Cash, beginning of period	3,320	26,201	–
Cash, end of period	4,325	3,320	4,325
Non-cash investing and financing activities:
Common stock issued to settle debt	118,863	157,617	276,480
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815
Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ”915”, “Development Stage Entities,” in the business of developing and providing energy alternatives. The Company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry, and the general public.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficit of $1,036,124 and has accumulated losses of $5,043,970 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the recoverability of long-lived assets, valuation of convertible debt, stock- based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
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

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	5 years straight-line basis
Computer equipment	3 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

f)	Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)	Foreign Currency Translation

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
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of May 31, 2010 and 2009, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2010 and 2009, there were no charges for interest or penalties.

	i)	Revenue Recognition

The Company has earned revenue from the provision of media design services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

	j)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments and Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivables, accounts payable, accrued liabilities, convertible debentures, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

k)	Research and Development Costs

Research and development costs are expensed as incurred.

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock- based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

m)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2010, the Company had 8,959,496 (2009 - 10,001,358) dilutive potential shares outstanding.

n)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on the Company’s consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	q)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Property and Equipment

			2010	2009
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Automobile	11,938	7,866	4,072	6,462
Computer equipment	31,145	26,732	4,413	14,791
Leasehold improvements	4,982	2,790	2,192	3,188
Office furniture and equipment	53,777	24,348	29,429	40,185
Research equipment	53,793	19,226	34,567	45,175
	155,635	80,962	74,673	109,801

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

4.	Intangible Assets

Intangible assets consisted of costs incurred related to the acquisition of certain technologies and related patent applications. On October 1, 2007, the Company entered into an agreement and paid $12,000 to acquire the exclusive right to obtain the exclusive worldwide license to exploit an invention known as “A Novel System for Detection and Extraction of Useful Signals in Three-Phase Power Systems” (the “TPS Processor”) for a period of one year. The inventors of the TPS Processor filed patent applications for the TPS Processor in the United States and Canada in 2005. Those patent applications are pending and no patent has yet been granted in respect of the TPS Processor. There is no guarantee that any such patent will be granted in whole or in part.

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

On May 31, 2009, the Company wrote down its intangible assets by $37,815 to $nil due to the uncertainty of expected future cash flows.

5.	Related Party Transactions

	a)	During the year ended May 31, 2010, the Company incurred management fees of $57,000 (2009 - $0) to an accounting firm where the Chief Financial Officer of the Company is a partner.

	b)	During the year ended May 31, 2010, the Company incurred management fees of $10,124 (2009 - $73,500) to a company controlled by the former Chief Financial Officer of the Company.

	c)	During the year ended May 31, 2010, the Company incurred management fees of $41,948 (2009 - $nil) to the Vice President of the Company

	d)	As at May 31, 2010, the Company owes $34,592 (2009 - $nil) to a Vice President of the Company which is non-interest bearing, unsecured, and due on demand.

	e)	As at May 31, 2010, the Company owes $17,608 (2009 - $nil) to a Vice President of the Company which is non-interest bearing, unsecured, and due on demand

	f)	As at May 31, 2010, the Company owes $21,045 (2009 - $nil) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	g)	As at May 31, 2010, Company owes $38,550 (2009 - $nil) to an accounting firm where the Chief Financial Officer of the Company is a partner which is non-interest bearing, unsecured, and due on demand.

	h)	As at May 31, 2010, Company owes a total of $9,179 (2009 - $3,190) to the Chief Financial Officer and a company controlled by the former Chief Financial Officer of the Company.

i)

As at May 31, 2010, Company owes a total of $173,738 (2009 - $72,825) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

6.	Loans Payable

	a)	As at May 31, 2010, the amount of $51,078 (Cdn$53,300) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	b)	As at May 31, 2010, the amount of $10,000 is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

7.	Convertible Debentures

In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible debentures contained no embedded beneficial conversion feature as the convertible debentures were issued with a conversion price higher than the fair market value of the Company’s common shares at the time of issuance.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. For the year ended May 31, 2010, the Company has recorded accretion expense of $18,382 (2009 - $27,548), increasing the carrying value of the convertible debentures to $250,000.

8.	Common Stock

Stock transactions during the year ended May 31, 2010:

	a)	On June 1, 2009, the Company issued 100,000 shares of common stock with a fair value of $24,000 for services rendered.

	b)	On July 3, 2009, the Company issued 25,000 shares of common stock with a fair value of $6,000 for services rendered.

c)

On July 16, 2009, the Company issued 484,334 units at $0.15 per unit for proceeds of $72,650. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

d)

On July 24, 2009, the Company issued 100,000 units at $0.15 per unit with a fair value of 15,000 to settle accounts payable. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

	e)	On August 17, 2009, the Company issued 25,000 shares of common stock with a fair value of $7,250 for services rendered.

f)

On August 24, 2009, the Company issued 594,333 units at $0.15 per unit for proceeds of $89,150. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2010 (continued):

g)

On October 15, 2009, the Company issued 68,000 units at $0.15 per unit for proceeds of $10,200. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

h)

On November 27, 2009, the Company issued 555,999 units at $0.15 per unit for proceeds of $83,400. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

i)

On December 5, 2009, the Company issued 33,333 units at $0.15 per unit for proceeds of $5,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

	j)	On December 11, 2009, the Company issued 299,192 shares of common stock with a fair value of $50,863 as settlement for services.

	k)	On April 5, 2010, the Company issued 53,333 shares of common stock with a fair value of $8,000 to settle accounts payable.

l)

On April 5, 2010, the Company issued 1,337,556 units at $0.08 per unit for proceeds of $107,004. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	m)	On April 14, 2010, the Company issued 300,000 shares of common stock with a fair value of $45,000 for services rendered.

	n)	As at May 31, 2010, the Company has received share subscriptions of $45,885. The shares were issued subsequently. Refer to Note 13(a).

Stock transactions during the year ended May 31, 2009:

	a)	On June 15, 2008, the Company issued 37,500 shares of common stock with a fair value of $7,500 for services rendered.

	b)	On July 1, 2008, the Company issued 50,000 shares of common stock with a fair value of $20,000 to the Chief Financial Officer of the Company.

c)

On July 2, 2008, the Company issued 2,400,000 units at $0.125 per unit for proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on July 2, 2009.

	d)	On July 18, 2008, the Company issued 62,500 shares of common stock with a fair value of $28,125 for services rendered.

	e)	On September 15, 2008, the Company issued 37,500 shares of common stock with a fair value of $15,375 for services rendered.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
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

k)

On April 1, 2009, the Company issued 859,625 units with a fair value of $128,944 to settle accounts payable and note payable. Each unit consisted of one common share and one-half non- transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

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
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2009 (continued):

o)

On May 15, 2009, the Company issued 20,000 shares of common stock with a fair value of $3,000 to settle accounts payable. Each unit consisted of one common share and one-half non- transferrable warrant to purchase one additional share of common stock at an exercise price of $0.30 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

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

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, May 31, 2008	2,823,750	0.30
Issued	5,952,608	0.29
Exercised	(2,200,000)	0.25
Balance, May 31, 2009	6,576,358	0.31
Issued	3,173,555	0.26
Expired	(3,023,750)	0.26
Balance, May 31, 2010	6,726,163	0.31

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

9.	Share Purchase Warrants (continued)

As at May 31, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
50,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
150,000	0.50	October 28, 2010
610,000	0.50	November 30, 2010
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
555,999	0.30	November 27, 2011
33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012

6,726,163

10.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2008	1,450,000	0.33

Granted	1,900,000	0.29
Cancelled	(550,000)	0.25

Outstanding, May 31, 2009	2,800,000	0.33
Granted	708,333	0.21
Cancelled	(1,150,000)	0.29
Expired	(750,000)	0.41

Outstanding and exercisable, May 31, 2010	1,608,333	0.25	0.8	750

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

10.	Stock Options (continued)

Additional information regarding stock options as of May 31, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
75,000	0.15	June 1, 2011
400,000	0.20	October 1, 2010
233,333	0.24	September 21, 2010
250,000	0.25	November 1, 2012
100,000	0.25	July 16, 2010
75,000	0.27	February 10, 2011
100,000	0.30	October 6, 2010
375,000	0.30	January 1, 2011
1,608,333

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2010	2009

Risk-free Interest rate	0.39%	0.84%
Expected life (in years)	1.0	1.0
Expected volatility	92%	113%

The weighted average fair value of the stock options granted during 2010 was $0.10 (2009 - $0.18) per option.

As of May 31, 2010, the Company had no unrecognized compensation expense relating to unvested options.

11.	Commitments

	a)	On October 1, 2009, the Company entered into an agreement with the Chief Financial Officer of the Company for $6,000 per month expiring on September 30, 2010

b)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (accrued);

a further license fee of Cdn$15,000 (accrued) to be paid within ninety days of September 2, 2009; and

an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000
September 1, 2011	Cdn$20,000
September 1, 2012	Cdn$30,000
September 1, 2013	Cdn$40,000
September 1, 2014 and each successive anniversary	Cdn$50,000

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

11.	Commitments (continued)

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

12.	Income Taxes

The Company has net operating losses carried forward of $4,407,414 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010	2009
	$	$
Income tax recovery at statutory rate	(414,381)	(604,721)
Permanent differences and other	25,471	136,939
Valuation allowance change	388,910	467,782
Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at May 31, 2009 and 2008 are as follows:

	2010	2009
	$	$
Net operating losses carried forward	1,498,521	1,109,611
Valuation allowance	(1,498,521)	(1,109,611)
Net deferred income tax asset	–	–

As at May 31, 2010, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

13.	Subsequent Events

a)

On June 3, 2010, the Company issued 573,567 units at $0.08 per unit for proceeds of $45,885 which was recorded as common stock subscribed as at May 31, 2010. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Years ended May 31, 2010 and 2009
(Expressed in U.S. dollars)

13.	Subsequent Events (continued)

b)

On August 9, 2010, the Company issued 518,750 units at $0.08 per unit for proceeds of $41,500. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

c)

On August 5, 2010, the Company entered into a premises agreement for a period of eighteen months where it is obligated to pay a base rent of Cdn$1,894 per month for the first twelve months and Cdn$2,030 per month thereafter.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company does not have any independent directors and thus no independent directors sit on the audit committee.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2010.

Changes in Internal Control

During the quarter ended May 31, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the Board of Directors. Our Board of Directors has fixed the number of directors at 5.

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Secretary, Treasurer, Director	38	January 22, 2007
Con Buckley	Chief Financial Officer	65	October 1, 2009
Shawn Kim	Vice President of International Business Development and Director	39	September 21, 2009
John Russell	Director	71	September 21, 2009

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

Con Buckley, Chief Financial Officer

Mr. Buckley graduated from the faculty of commerce at the University of British Columbia in 1968 with a major in finance. Admitted as a member of the institute of chartered accountants of British Columbia in 1971, Mr. Buckley is currently the senior partner of the Vancouver accounting firm of Buckley Dodds, where he started in January of 1994. As a member of the Buckley Dodds staff, Mr. Buckley has been involved with several public company IPOs as well as various government programs instituted to help with financing for Canadian companies, and helped structure various debt and equity instruments to meet the needs of his clients.

Shawn Kim, Vice President of International Business Development and Director

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

John Russell, Director

Mr. Russell has over 30 years experience in the identification, evaluation and marketing of technology; he has authored a chapter on sonic energy applications (Elsevier), several scientific publications, and has given conference presentations on new technologies. He was Vice-President of Technology with ARC Sonics Inc., a specialty engineering firm. John holds a Bachelor of Arts degree from the University of British Columbia. As Vice-President of Technology Evaluation, Chair of the Science Advisory Board and a Director, Mr. Russell draws upon his knowledge and experience to identify, evaluate and select the most promising technologies within those industry sectors targeted by Mantra.

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

Professor Colin Oloman, P.Eng.

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

In addition to his status as a professor emeritus at the University of British Columbia, Prof. Oloman is a professional engineer, a member of the Chemical Institute of Canada and the Electrochemical Society, has and the author or coauthor of three books (Ol's Notes on Material and Energy Balances, Electrochemical Processing for the Pulp and Paper Industry and Handbook of Fuel Cell Modeling) as well as numerous proprietary reports and publications in technical journals. He is also the holder or co-holder of some twenty U.S. and international patents. Prof. Oloman’s ongoing research and consulting work focuses on electrochemical systems and in particular the design of electrochemical reactors for electro-synthesis and power generation

Dr. Edward J. (Ben) Anthony

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

Norman Chow, P.Eng.

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

Joey Jung, P.Eng.

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

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Larry Kristof, Shawn Kim and John Russell.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee is governed by an Audit Committee Charter adopted by our board of directors.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2010 were filed. However, some were filed late.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Kristof President and Chief Financial Officer	2010 2009	85,000 81,635	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	85,000 81,635
Con Buckley(1) Chief Financial Officer	2010 2009	57,000 N/A	Nil N/A	Nil N/A	34,071 N/A	Nil N/A	Nil N/A	Nil N/A	91,071 N/A
Dennis Petke(2) Former Chief Financial Officer	2010 2009	10,124 73,500	Nil Nil	Nil Nil	Nil 213,615	Nil Nil	Nil Nil	Nil Nil	10,124 287,115

1)	Con Buckley was appointed Chief Financial Officer on October 1, 2009.
2)	Dennis Petke was appointed Chief Financial Officer on June 1, 2008 and resigned as Chief Financial Officer on October 1, 2009.

Option Grants in the Last Fiscal Year

The following table outlines unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiry Date
Larry Kristof	0	-	-
Con Buckley	400,000	0.20	October 1, 2010

1)

We have omitted certain columns in the outstanding equity awards table pursuant to Item 402(a)(5) of Regulation S-K as no equity awards were awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

As of September 14, 2010 we did not have any equity compensation plans.

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

On October 1, 2009, we entered into a management agreement with Con Buckley. The agreement is for a period of one year. Pursuant to the terms of the management agreement, Mr. Buckley will be paid US$6,000 per month and will be granted options to acquire 400,000 shares of our common stock at $0.20 per share. The options are valid until October 1, 2010. Management agreement may be terminated by our company with 7 days notice and will automatically renew on September 30 of each year unless otherwise terminated.

Compensation of Directors

Other than as set out below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

One June 8, 2009, we entered into a director agreement with Shawn Kim, to the effective upon Mr. Kim’s official appointment to our company’s board of directors. Pursuant to the terms of this agreement Mr. Kim received options to purchase 200,000 shares of our company’s common stock at a price of $0.24 per share in consideration for fulfilling his duties as one of our company’s directors for a period of 12 months. The options expire the earlier of September 21, 2010, 5 days after Mr. Kim resigns from our company’s board of directors or after our company’s common shares end trading at a price of $0.50 per share for a period of 5 trading days.

On June 8, 2009, we entered into a director agreement with John Russell, to the effective upon Mr. Russell’s official appointment to our company’s board of directors. Pursuant to the terms of this agreement Mr. Russell received options to purchase 33,333 shares of our company’s common stock at a price of $0.24 per share in consideration for fulfilling his duties as one of our company’s directors for a period of 60 days. The options expire the earlier of September 21, 2010, 5 days after Mr. Russell resigns from our company’s board of directors or after our company’s common shares end trading at a price of $0.50 per share for a period of 5 trading days.

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

The following table lists, as of September 14, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 35,127,185 issued and outstanding shares of our common stock as of September 14, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Larry Kristof (1) #4 2119 152nd Street Surrey BC V4A 4N7	13,425,000 (2)	38
Common Shares	Con Buckley (3) #4 2119 152nd Street Surrey BC V4A 4N7	400,000 (4)	1
Common Shares	Shawn Kim (5) 404-1790 Bayshore Drive, Vancouver, British Columbia, V6G 3G5	175,000 (6)	(1)
Common Shares	John Russell(7) #4 2119 152nd Street Surrey BC V4A 4N7	1,238,036(8)	3.5
	All Officers and Directors as a Group	15,238,036	42.8

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Inter-Orient Developments Ltd. Block 3 16F, Kwong Fat Commercial Building 582-588 Canton Road, Kowloon, Hong Kong	2,400,000	6.8

1)	Larry Kristof is our President, Chief Executive Officer and sole director.
2)	Includes:
	a)	175,000 common shares held by 0770987 BC Ltd. and Larry Kristof’s spouse, Kelly Kristof, in street name; and
	b)	13,250,000 common shares held by 0770987 BC Ltd.
	c)	Mr. Kristof has sole voting and investment control over 0770987 BC Ltd.
3)	Con Buckley is our Chief Financial Officer and Principal Accounting Officer.
4)	Includes:
a)

options to purchase 400,000 common shares at an exercise price of $0.20 per share until October 1, 2010 or 5 days after Mr. Buckley resigns from our company’s board of directors whichever occurs earlier.

5)	Shawn Kim is our Vice President of International Development and a Director.
6)	Includes 100,000 shares of our common stock and options to purchase an additional 75,000 shares of our common stock at $0.15 per share.
7)	John Russell is a Director of our company.
8)	Includes:
	a)	1,133,551 shares of our common stock;
b)

options to purchase 33,333 common shares at an exercise price of $0.24 per share until September 21, 2010 or 5 days after Mr. Russell resigns from our company’s board of directors, or after our company’s common shares end trading at a price of $0.50 per share for a period of 5 trading days, whichever occurs earlier; and

	c)	warrants to purchase 71,152 common shares at an exercise price of $0.30 per share until April 3, 2011

Changes in Control

There are currently no arrangements or agreements which would result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years:

  During the year ended May 31, 2010, we incurred management fees of $57,000 (2009 - $0) to an accounting firm where our Chief Financial Officer is a partner.
  During the year ended May 31, 2010, we incurred management fees of $10,124 (2009 - $73,500) to a company controlled by our former Chief Financial Officer.
  During the year ended May 31, 2010, we incurred management fees of $41,948 (2009 - $nil) to our Vice President.
  As at May 31, 2010, we owe $34,592 (2009 - $nil) to our Vice President which is non-interest bearing, unsecured, and due on demand.
  As at May 31, 2010, we owe $17,608 (2009 - $nil) to our Vice President of the Company which is non- interest bearing, unsecured, and due on demand
  As at May 31, 2010, we owe $21,045 (2009 - $nil) to the spouse of our President which is non-interest bearing, unsecured, and due on demand.
  As at May 31, 2010, we owe a total of $38,550 (2009 - $nil) to an accounting firm where our Chief Financial Officer is a partner which is non-interest bearing, unsecured, and due on demand.

  As at May 31, 2010, we owe a total of $9,179 (2009 - $3,190) to our Chief Financial Officer and a company controlled by our former Chief Financial Officer.
  As at May 31, 2010, we owe a total of $173,738 (2009 - $72,825) to our President and a company controlled by our President which is non-interest bearing, unsecured, and due on demand.

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

Our audit committee consists of Larry Kristof, Shawn Kim and John Russell

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2010 and for fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2010 ($) Saturna Group Chartered Accountants LLP	2009 ($) M & K CPAS, PLLC	2009 ($) Saturna Group Chartered Accountants LLP
Audit Fees	Cdn 30,600	Nil	Cdn 24,000
Audit Related Fees	-	16,900	Nil
Tax Fees	Cdn 1,800	Nil	Nil
All Other Fees	-	Nil	Nil
Total	Cdn 32,400	16,900	Cdn 24,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

Exhibit	Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1

Investor Relations Service Agreement between Mantra Venture Group Ltd. and Primus Public Relations dated as of June 9, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 20, 2008)

10.2

Consulting Agreement between Mantra Venture Group Ltd. and ECON Corporate Services, Inc. dated as of June 15, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 20, 2008)

10.3

Stock Option Modification Agreement between Mantra Venture Group Ltd. and David Warren dated as of July 1, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 30, 2008)

10.4	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on January 14, 2009)
10.5

Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 11, 2008)

10.6	Contractor Proposal Agreement entered into with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 4, 2009)
10.7	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 2, 2009)
10.8

Extension of Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed with the SEC on September 15, 2009)

10.9	Contractor Proposal Agreement entered into with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2009)
10.10	Director Agreement with Shawn Kim dated June 8, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 23, 2009)
10.11	Director Agreement with John Russell dated June 8, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 23, 2009)
10.12	Management Agreement with Con Buckley dated October 1, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 7, 2009)

Exhibit	Exhibit
Number	Description
10.13	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2009)
10.14	Technology Development Cooperation Agreement entered into on August 16, 2010. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2010)
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1*	Audit Committee Charter adopted April 20, 2010

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTRA VENTURE GROUP LTD.

Date: September 14, 2010	By:	/s/ Larry Kristof
Larry Kristof
Director, President, Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2010	By:	/s/ Con Buckley
Con Buckley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 14, 2010	/s/ Larry Kristof
Larry Kristof
Director, President, Chief Executive Officer

Date: September 14, 2010	/s/ Shawn Kim
Shawn Kim
Director