Form 10-Q
period 2010-08-31
Mantra Venture Group Ltd.
filed 2010-10-15
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53461

Mantra Venture Group Ltd.
(Name of Small Business Issuer in its charter)

British Columbia	26-0592672
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

#4 2119 152nd Street
Surrey, British Columbia, Canada V4A 4N7
(Address of principal executive offices)

(604) 535 4145
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 14, 2010, the registrant had 35,927,185 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”, “Mantra”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2010
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2010	2010
	$	$
	(unaudited)
ASSETS
Current assets
Cash	10,226	4,325
Amounts receivable	9,511	13,744
Prepaid expenses and deposits	317	1,078
Total current assets	20,054	19,147
Property and equipment	65,891	74,673
Total assets	85,945	93,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	462,253	449,481
Due to related parties (Note 3)	341,858	294,712
Loans payable (Note 4)	65,361	61,708
Convertible debentures	250,000	250,000
Total liabilities	1,119,472	1,055,271
Going Concern (Note 1)
Commitment (Note 8)
Subsequent events (Note 9)
Stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 35,127,185 shares (May 31, 2010 – 34,034,868 shares)	351	340
Additional paid-in capital	4,123,668	4,036,294
Common stock subscribed (Note 6)	41,700	45,885
Deficit accumulated during the development stage	(5,199,246)	(5,043,970)
Total stockholders’ deficit	(1,033,527)	(961,451)
Total liabilities and stockholders’ deficit	85,945	93,820

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
	Three months	Three months	January 22, 2007
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010
	$	$	$

Revenues	–	13,798	19,898

Expenses
Business development	–	52,759	251,093
Consulting and advisory	18,792	28,041	451,904
Depreciation and amortization	8,782	8,782	101,744
Foreign exchange loss (gain)	(4,425)	5,073	21,246
General and administrative (Note 3)	11,520	22,644	335,617
License fees	–	–	28,438
Management fees (Note 3)	48,564	52,621	819,451
Professional fees	8,845	48,659	665,703
Public listing costs	593	4,078	204,424
Rent	10,946	13,466	167,120
Research and development	–	62,244	418,206
Shareholder communications and awareness	470	83,821	580,244
Travel and promotion	13,729	11,771	334,279
Wages and benefits	31,295	14,587	632,025
Website and corporate identity	–	–	195,451
Write down of intangible assets	–	–	37,815
Total expenses	149,111	408,546	5,244,760

Loss before other income (expense)	(149,111)	(394,748)	(5,224,862)

Other income (expense)
Accretion of discounts on convertible debentures	–	(10,727)	(45,930)
Government grant income	–	–	118,324
Interest	(6,165)	(6,301)	(46,778)
Total other income (expense)	(6,165)	(17,028)	25,616
Net loss for the period	(155,276)	(411,776)	(5,199,246)

Loss per share, basic and diluted	–	(0.02)

Weighted average number of shares outstanding	34,721,241	30,504,665

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated
			from
	Three months	Three months	January 22, 2007
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010
	$	$	$

Operating activities

Net loss for the period	(155,276)	(411,776)	(5,199,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	10,727	45,930
Depreciation and amortization	8,782	8,782	101,744
Foreign exchange	(717)	–	(717)
Shares issued for services	–	37,250	–
Stock-based compensation	–	9,121	1,218,510
Write-down of intangible assets	–	–	37,815
Changes in operating assets and liabilities
Amounts receivable	4,233	4,564	(9,511)
Prepaid expenses and deposits	761	4,036	(317)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	12,772	112,258	738,733
Due to related parties	47,146	28,174	341,858
Net cash used in operating activities	(82,299)	(196,864)	(2,737,201)
Investing activities
Purchase of property and equipment	–	–	(155,635)
Net cash used in investing activities	–	–	(155,635)
Financing activities
Proceeds from loans payable	5,000		66,078
Bank indebtedness	–	6,544	–
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock	83,200	187,000	2,586,984
Net cash provided by financing activities	88,200	193,544	2,903,062
Change in cash	5,901	(3,320)	10,226
Cash, beginning of period	4,325	3,320	–
Cash, end of period	10,226	–	10,226
Non-cash investing and financing activities:
Common stock issued to settle debt	–	15,000	276,480
Common stock issued and stock options grated for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2010
(unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Mantra Venture Group Ltd. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficit of $1,099,418 and has accumulated losses of $5,199,246 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on June 1, 2010 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

	a)	During the three months ended August 31, 2010, the Company incurred management fees of $15,564 (2009 - $ 22,000) to the President of the Company.

	b)	During the three months ended August 31, 2010, the Company incurred administration fees of $10,414 (2009 - $9,357) to the spouse of the President of the Company.

	c)	During the three months ended August 31, 2010, the Company incurred management fees of $15,000 (2009 - $nil) to a director of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2010
(unaudited)

3.	Related Party Transactions (continued)

	d)	During the three months ended August 31, 2010, the Company incurred management fees of $18,000 (2009 - $nil) to the Chief Financial Officer of the Company.

	e)	During the three months ended August 31, 2010, the Company incurred management fees of $17,360 (2009 - $nil) to a Vice President of the Company.

f)

As at August 31, 2010, the Company owes a total of $171,325 (May 31, 2010 - $173,738) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	g)	As at August 31, 2010, the Company owes $29,458 (May 31, 2010 - $21,045) to the spouse of the President of the Company which is non-interest bearing, unsecured and due on demand.

	h)	As at August 31, 2010, the Company owes $31,739 (May 31, 2010 - $17,608) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

	i)	As at August 31, 2010, the Company owes $9,179 (May 31, 2010 - $9,179) to the former Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

j)

As at August 31, 2010, the Company owes $53,290 (May 31, 2010 - $38,550) to an accounting firm where the Chief Financial Officer of the Company is a partner which is non-interest bearing, unsecured, and due on demand.

	k)	As at August 31, 2010, the Company owes $46,867 (May 31, 2010 - $34,592) to a Vice President of the Company which is non-interest bearing, unsecured, and due on demand.

4.	Loans Payable

	a)	As at August 31, 2010, the amount of $50,615 (May 31, 2010 - $51,078) (Cdn$53,300) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	b)	As at August 31, 2010, the amount of $10,000 (May 31, 2010 - $10,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	c)	As at August 31, 2010, the amount of $4,746 (May 31, 2010 – $nil) (Cdn$5,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

a)

On June 3, 2010, the Company issued 573,567 units at $0.08 per unit for proceeds of $45,885 which was recorded as common stock subscribed as at May 31, 2010. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable at $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

b)

On August 9, 2010, the Company issued 518,750 units at $0.08 per unit for proceeds of $41,500. Each unit consisted of one common share and one non-transferrable share warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2010
(unaudited)

5.	Common Stock (continued)

c)

The Company’s subsidiary, Climate ESCO Ltd., received share subscriptions for 417,000 units at $0.10 per unit for proceeds of $41,700 which is included in common stock subscribed as at May 31, 2010. Each unit will consist of one common share and non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2010	1,608,333	0.25
Cancelled	(100,000)	0.25
Outstanding and exercisable,
August 31, 2010	1,508,333	0.25	0.5	–

Additional information regarding stock options as of August 31, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
75,000	0.15	June 1, 2011
400,000	0.20	October 1, 2010
233,333	0.24	September 21, 2010
250,000	0.25	November 1, 2012
75,000	0.27	February 10, 2011
100,000	0.30	October 6, 2010
375,000	0.30	January 1, 2011
1,508,333

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Three months	Three months
	ended	ended
	August 31,	August 31,
	2010	2009

Risk-free Interest rate	–	0.48%
Expected life (in years)	–	1.0
Expected volatility	–	90%

The weighted average fair value of the stock options granted during 2010 was $nil (2009 - $0.12) per option.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2010
(unaudited)

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, May 31, 2010	6,726,163	0.31
Issued	1,092,317	0.20
Balance, August 31, 2010	7,818,480	0.29

As at August 31, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
50,000	0.50	October 16, 2010
50,000	0.50	October 17, 2010
150,000	0.50	October 28, 2010
610,000	0.50	November 30, 2010
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
555,999	0.30	November 27, 2011
33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
7,818,480

8.	Commitments

	a)	On October 1, 2009, the Company entered into an agreement with an individual to become the Chief Financial Officer of the Company for $6,000 per month expiring on September 30, 2010.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
August 31, 2010
(unaudited)

8.	Commitments (continued)

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

9.	Subsequent Events

a)

On September 14, 2010, the Company entered into a management agreement with an unrelated company for a period of five years. The Company has agreed to issue 4,000,000 share purchase warrants. Each share purchase warrant is exercisable into one common share for a period of three years from the date of issuance at an exercise price as follows:

		i.	$0.30 per share for 800,000 warrants to be issued on September 1, 2010;
		ii.	$0.40 per share for 800,000 warrants to be issued on September 1, 2011;
		iii.	$0.50 per share for 800,000 warrants to be issued on September 1, 2012;
		iv.	$0.60 per share for 800,000 warrants to be issued on September 1, 2013; and
		v.	$0.70 per share for 800,000 warrants to be issued on September 1, 2014.

	b)	On September 23, 2010, the Company entered into an agreement whereby it will receive consulting services in exchange for the issuance of 400,000 shares of common stock.

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

Results of Operations for the Period From January 22, 2007 (Date of Inception) to August 31, 2010 and for the Three Months Ended August 31, 2010.

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to August 31, 2010 we have generated $19,898 in revenues. For the three months ended August 31, 2010 we did not generate revenues compared to revenues generated of $13,798 during the same period in 2009. Since our inception on January 22, 2007 to August 31, 2010, we have an accumulated deficit of $5,199,246. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $5,244,760 from the date of our inception to August 31, 2010, including $418,206 in research and development costs, $819,451 in management fees, $665,703 in professional fees, $580,244 in shareholder communications and awareness and $451,904 in consulting and advisory expenses.

For the three months ended August 31, 2010, we incurred total expenses of $149,111 including $48,564 in management fees, $18,792 in consulting and advisory, $8,845 in professional fees, $470 in shareholder communications and awareness, and $31,295 in wages and benefits.

By comparison, our total operating expenses for the three months ended August 31, 2009 were $408,546 including $62,244 in research and development costs, $52,621 in management fees, $48,659 in professional fees, $83,821 in shareholder communications and awareness, and $28,041 in consulting and advisory expenses.

Net Loss

Since our inception on January 22, 2007 to August 31, 2010, we have incurred a net loss of $5,199,246. For the three months ended August 31, 2010, we incurred a net loss of $155,276 compared to our net loss of $411,776 for the same period in 2009. Our net loss per share for the three months ended August 31, 2010 was $Nil and for the same period in 2009 was $0.02.

Liquidity and Capital Resources

As of August 31, 2010, we had $10,226 cash in our bank accounts and a working capital deficit of $1,099,418. As of August 31, 2010, we had total assets of $85,945 and total liabilities of $1,119,472.

From January 22, 2007 (date of inception) to August 31, 2010, we raised net proceeds of $2,586,984 in cash from the issuance of common stock, $66,078 from loans payable and $250,000 from proceeds from the issuance of convertible debentures for a total of $2,903,062 of cash provided by financing activities for the period.

We received net cash of $88,200 from financing activities for the three months ended August 31, 2010 compared to $193,544 for the same period in 2009.

We used net cash of $82,299 in operating activities for the three months ended August 31, 2010 compared to $196,864 for the same period in 2009. We used net cash of $2,737,201 in operating activities for the period from January 22, 2007 (date of inception) to August 31, 2010.

We did not use any cash in investing activities for the three months August 31, 2010 and for the three months August 31, 2009.

During the three months ended August 31, 2010 we had an increase of $5,901 in our cash position compared to a decrease of $3,320 for the same period in 2009. Our monthly cash requirements for three month period ended August 31, 2010 was approximately $27,433 compared to $65,621 for the same period in 2009. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our consolidated financial statements for the year ended May 31, 2010 filed in an Annual Report on Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our Annual Report on Form 10-K for the period ended May 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2010, we issued 573,567 units at $0.08 per unit for proceeds of $45,885 which was recorded as common stock subscribed as at May 31, 2010. Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable at $0.20 per share expiring on the earlier of two years or five business days after our company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

On August 9, 2010, we issued 518,750 units at $0.08 per unit for proceeds of $41,500. Each unit consists of one common share and one non-transferrable share warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after our company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

We have issued all of the securities to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
No.
10.1	Development Agreement with 3M dated October 28, 2009 (1)
10.2	Management Agreement with Con Buckley October 1, 2009 (2)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Attached as an exhibit to our current report on Form 8-K filed on November 6, 2009.
(2)	Attached as an exhibit to our current report on Form 8-K filed on October 7, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: October 15, 2010	Larry Kristof
President, Chief Executive Officer, Director

/s/ Con Buckley
Date: October 15, 2010	Con Buckley
Chief Financial Officer, Principal Accounting Officer