Form 10-Q
period 2010-11-30
Mantra Venture Group Ltd.
filed 2011-01-19
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to______________

 Commission File Number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#4 – 2119, 152nd Street, Surrey, British Columbia, Canada	V4A 4N7
(Address of principal executive offices)	(Zip Code)

(604) 535 4145
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES    [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
37,890,631 common shares issued and outstanding as of January 14, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (the “Company”, “Mantra”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2010
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2010	2010
	$	$
	(unaudited)
ASSETS
Current assets
Cash	3,001	4,325
Amounts receivable	13,698	13,744
Prepaid expenses and deposits	8,317	1,078
Total current assets	25,016	19,147
Property and equipment	57,890	74,673
Total assets	82,906	93,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	451,597	449,481
Due to related parties (Note 3)	355,837	294,712
Loans payable (Note 4)	66,790	61,708
Convertible debentures	250,000	250,000
Total liabilities	1,124,224	1,055,271
Going concern (Note 1)
Commitments (Note 8)
Subsequent events (Note 9)
Stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 37,615,649 shares (May 31, 2010 – 34,034,868 shares)	376	340
Additional paid-in capital	4,354,538	4,036,294
Common stock subscribed (Note 5)	193,800	45,885
Deficit accumulated during the development stage	(5,590,032)	(5,043,970)
Total stockholders’ deficit	(1,041,318)	(961,451)
Total liabilities and stockholders’ deficit	82,906	93,820

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three months		Six months		January 22, 2007
	ended		ended		(Inception) to
	November 30,		November 30,		November 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenues	1,970	–	1,970	–	21,868

Expenses
Business development	24,843	7,131	24,843	59,890	275,936
Consulting and advisory	89,356	(4,838)	108,148	23,203	541,260
Depreciation and amortization	8,001	8,782	16,783	17,564	109,745
Foreign exchange loss	9,315	13,510	4,890	18,583	30,561
General and administrative (Note 3)	52,899	7,590	64,419	30,234	388,516
License fees	–	–	–	–	28,438
Management fees (Note 3)	26,459	112,188	75,023	164,809	845,910
Professional fees	28,397	108,439	37,242	157,098	694,100
Public listing costs	2,637	6,865	3,230	10,943	207,061
Rent	5,734	12,917	16,680	26,383	172,854
Research and development	–	44,725	–	106,969	418,206
Shareholder communications and awareness	28,739	7,566	29,209	91,387	608,983
Travel and promotion	27,054	19,476	40,783	31,247	361,333
Wages and benefits	21,263	53,285	52,558	67,872	653,288
Website and corporate identity	–	–	–	–	195,451
Write down of intangible assets	–	–	–	–	37,815

Total expenses	324,697	397,636	473,808	806,182	5,569,457

Loss before other income (expense)	(322,727)	(397,636)	(471,838)	(806,182)	(5,547,589)
Other income (expense)

Accretion of discounts on convertible debentures	–	(7,655)	–	(18,382)	(45,930)
Loss on settlement of debt	(61,895)	–	(61,895)	–	(61,895)
Government grant income	–	58,640	–	72,438	118,324
Interest	(6,164)	(5,747)	(12,329)	(12,048)	(52,942)

Total other income (expense)	(68,059)	45,238	(74,224)	42,008	(42,443)

Net loss for the period	(390,786)	(352,398)	(546,062)	(764,174)	(5,590,032)

Loss per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average number of shares outstanding	36,406,602	31,413,663	35,555,566	30,969,856

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

				Accumulated
				from
	Six months	Six months		January 22, 2007
	ended	ended		(Inception) to
	November 30,	November 30,		November 30,
	2010	2009		2010
	$	$		$

Operating activities
Net loss for the period	(546,062)	(764,174)		(5,590,032)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	18,382		45,930
Depreciation and amortization	16,783	17,564		109,745
Foreign exchange loss	841	–		841
Loss on settlement of debt	61,895			61,895
Stock-based compensation	50,000	103,780		1,268,510
Write-down of intangible assets	–	–		37,815
Changes in operating assets and liabilities
Amounts receivable	46	(5,920	) –	(13,698)
Prepaid expenses and deposits	(7,239)	6,536		(8,317)
Other assets	–	–		(12,000)
Accounts payable and accrued liabilities	41,116	296,505		767,077
Due to related parties	61,125	56,874		355,837

Net cash used in operating activities	(321,495)	(270,453)		(2,976,397)

Investing activities
Purchase of property and equipment	–	–		(155,635)
Net cash used in investing activities	–	–		(155,635)
Financing activities
Proceeds from loans payable	4,871	–		65,949
Bank indebtedness	–	–		–
Proceeds from issuance of convertible debentures	–	–		250,000
Proceeds from issuance of common stock/ subscriptions received	315,300	270,400		2,819,084
Net cash provided by financing activities	320,171	270,400		3,135,033

Change in cash	(1,324)	(53)		3,001
Cash, beginning of period	4,325	3,320		–

Cash, end of period	3,001	3,267		3,001
Non-cash investing and financing activities:
Common stock issued to settle debt	90,895	15,000		367,375
Common stock issued and stock options granted for acquisition of intangible assets	–	–		37,815

Supplemental disclosures:
Interest paid	–	–		–
Income taxes paid	–	–		–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2010
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficit of $1,099,208 and has accumulated losses of $5,590,032 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Related Party Transactions

a)	During the six months ended November 30, 2010, the Company incurred management fees of $48,023 (2009 - $ 43,000) to the President of the Company.

b)	During the six months ended November 30, 2010, the Company incurred administration fees of $18,659 (2009 - $24,458) to the spouse of the President of the Company.

c)	During the six months ended November 30, 2010, the Company incurred management fees of $31,760 (2009 - $63,180) to directors of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2010
(unaudited)

3.	Related Party Transactions (continued)

	d)	During the six months ended November 30, 2010, the Company incurred management fees of $18,000 (2009 - $12,000) to the Chief Financial Officer of the Company.

	e)	During the six months ended November 30, 2010, the Company incurred management fees of $nil (2009 - $5,000) to the former Chief Financial Officer of the Company

	f)	During the six months ended November 30, 2010, the Company incurred management fees of $27,000 (2009 - $nil) to a Vice President of the Company.

g)

As at November 30, 2010, the Company owes a total of $167,899 (May 31, 2010 - $173,738) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	h)	As at November 30, 2010, the Company owes $31,453 (May 31, 2010 - $21,045) to the spouse of the President of the Company which is non-interest bearing, unsecured and due on demand.

	i)	As at November 30, 2010, the Company owes $54,429 (May 31, 2010 - $17,608) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

	j)	As at November 30, 2010, the Company owes $9,179 (May 31, 2010 - $9,179) to the former Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

k)

As at November 30, 2010, the Company owes $53,290 (May 31, 2010 - $38,550) to an accounting firm where the Chief Financial Officer of the Company is a partner which is non- interest bearing, unsecured, and due on demand.

	l)	As at November 30, 2010, the Company owes $39,587 (May 31, 2010 - $34,592) to a Vice President of the Company which is non-interest bearing, unsecured, and due on demand.

4.	Loans Payable

	a)	As at November 30, 2010, the amount of $51,919 (May 31, 2010 - $51,078) (Cdn$53,300) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	b)	As at November 30, 2010, the amount of $10,000 (May 31, 2010 - $10,000) is owed to a non- related party which is non-interest bearing, unsecured, and due on demand.

	c)	As at November 30, 2010, the amount of $4,871 (Cdn$5,000) (May 31, 2010 – $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2010
(unaudited)

5.	Common Stock (continued)

c)	On September 23, 2010, the Company issued 400,000 shares of common stock with a fair value of $60,000 for consulting services.

d)	On September 25, 2010, the Company issued 400,000 shares of common stock with a fair value of $72,000 to settle accounts payable of $10,000.

e)

On October 22, 2010, the Company issued 62,500 units at $0.08 per unit for proceeds of $5,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of US$0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above US$0.40 per share for seven consecutive trading days.

f)

On October 22, 2010, the Company issued 1,500,000 units at $0.05 per unit for proceeds of $75,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of US$0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above US$0.40 per share for seven consecutive trading days.

g)	On November 15, 2010, the Company issued 125,964 shares of common stock with a fair value of $18,895 to settle debt of $19,000.

h)

The Company received share subscriptions for 475,000 units at $0.10 per unit for proceeds of $47,500 which is included in common stock subscribed as at November 30, 2010. Each unit will consist of one common share and non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

i)

The Company’s subsidiary, Climate ESCO Ltd., received share subscriptions for 1,463,000 units at $0.10 per unit for proceeds of $146,300 which is included in common stock subscribed as at November 30, 2010. Each unit will consist of one common share and non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2010	1,608,333	0.25

Cancelled/expired	(833,333)	0.23

Outstanding and exercisable, November 30, 2010	775,000	0.27	0.7	–

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2010
(unaudited)

6.	Stock Options (continued)

Additional information regarding stock options as of November 30, 2010, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date
75,000	0.15	June 1, 2011
250,000	0.25	November 1, 2012
75,000	0.27	February 10, 2011
375,000	0.30	January 1, 2011
775,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Six months	Six months
	ended	ended
	November 30,	November 30,
	2010	2009

Risk-free Interest rate	–	0.48%
Expected life (in years)	–	1.0
Expected volatility	–	90%

The weighted average fair value of the stock options granted during the six months ended November 30, 2010 was $nil (2009 - $0.12) per option.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
Balance, May 31, 2010	6,726,163	0.31

Issued	2,654,817	0.20
Expired	(860,000)	0.50
Balance, November 30, 2010	8,520,980	0.22

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
November 30, 2010
(unaudited)

7.	Share Purchase Warrants (continued)

As at November 30, 2010, the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
555,999	0.30	November 27, 2011
33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
1,562,500	0.20	October 22, 2012
8,520,980

8.	Commitments

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
(Expressed in U.S. dollars)
November 30, 2010
(unaudited)

8.	Commitments (continued)

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

b)

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
$0.60 per share for 800,000 warrants to be issued on September 1, 2013; and
$0.70 per share for 800,000 warrants to be issued on September 1, 2014.

This agreement was cancelled subsequently.

9.	Subsequent Events

a)

On December 21, 2010, a lawsuit was brought against the Company by a convertible debt holder demanding repayment of the $150,000 debt plus interest at 10% per annum to the date of payment and costs. The Company has properly recorded the principal and interest as per the terms of the convertible debt agreement.

	b)	The Company issued 275,000 of the units described in Note 5(h).

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

Results of Operations for the Three Month Periods Ended November 30, 2010 and November 30, 2009.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2010 which are included herein.

Our operating results for three month periods ended November 30, 2010 and November 30, 2009 are summarized as follows:

			Change Between
			Three Month Period
		Three Months	Ended
	Three Months	Ended	November 30, 2010
	Ended November	November 30,	and November 30,
	30, 2010	2009	2009
	($)	($)	($)
Revenue	1,970	-	1,970
Operating expenses	324,697	397,636	72,939
Net Income (Loss)	(390,786)	(352,398)	38,388

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to November 30, 2010 we have generated $21,868 in revenues. For the three months ended November 30, 2010 we generated $1,970 in revenues compared to no revenues generated during the same period in 2009. Since our inception on January 22, 2007 to November 30, 2010, we have an accumulated deficit of $5,590,032. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended November 30, 2010 and November 30, 2009 are summarized as follows:

	Three Months Ended
	November 30,
	2010	2009
	($)	($)
Business development	24,843	7,131
Consulting and advisory	89,356	(4,838)
Depreciation and amortization	8,001	8,782
Foreign exchange loss	9,315	13,510
General and administrative	52,899	7,590
Management fees	26,459	112,188
Professional fees	28,397	108,439
Public listing costs	2,637	6,865
Rent	5,734	12,917
Research and development	–	44,725
Shareholder communications and awareness	28,739	7,566
Travel and promotion	27,054	19,476
Wages and benefits	21,263	53,285

For the three months ended November 30, 2010, we incurred total expenses of $324,697 compared to total operating expenses for the three months ended November 30, 2009 of $397,636. The 72,939 decrease is primarily due to a decrease in wages and benefits, research and development expenses as well as management and professional fees.

Net Loss

Since our inception on January 22, 2007 to November 30, 2010, we have incurred a net loss of $5,590,032. For the three months ended November 30, 2010 we have incurred a net loss of $390,786 compared to a net loss of $352,398 for the same period in 2009. Our net loss per share for the three months ended November 30, 2010 was $0.01, the same as for the same period in 2009.

Results of Operations for the Six Month Periods Ended November 30, 2010 and November 30, 2009.

Revenues

For the six months ended November 30, 2010 we generated revenues of $1,970 compared to no revenues generated during the same period in 2009.

Our operating results for the six month periods ended November 30, 2010 and November 30, 2009 are summarized as follows:

			Change Between
			Three Month Period
			Ended
	Six Months Ended		November 30, 2010
	November 30,	Six Months Ended	and November 30,
	2010	November 30, 2009	2009
	($)	($)	($)
Revenue	1,970	-	1,970
Operating expenses	473,808	806,182	332,374
Net Income (Loss)	(546,062)	(764,174)	218,112

We have had limited operational history since our inception on January 22, 2007. For the six months ended November 30, 2010 we generated $1,970 in revenue compared to no revenue generated during the same period in 2009. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the six month periods ended November 30, 2010 and November 30, 2009 are summarized as follows:

	Six Months Ended
	November 30,
	2010	2009
	($)	($)
Business development	24,843	59,890
Consulting and advisory	108,148	23,203
Depreciation and amortization	16,783	17,564
Foreign exchange loss	4,890	18,583
General and administrative	64,419	30,234
Management fees	75,023	164,809
Professional fees	37,242	157,098
Public listing costs	3,230	10,943
Rent	16,680	26,383
Research and development	–	106,969
Shareholder communications and awareness	29,209	91,387
Travel and promotion	40,783	31,247
Wages and benefits	52,558	67,872

For the six months ended November 30, 2010, we incurred total expenses of $473,808 compared to total operating expenses for the six months ended November 30, 2009 of $806,182. The $332,374 decrease was primarily due to a decrease in management and professional fees, research and development expenses and shareholder communication and awareness costs.

Net Loss

For the six months ended November 30, 2010, we have incurred a net loss of $546,062 compared to a net loss of $764,174 for the same period in 2009. Our net loss per share for the period ended November 30, 2010 was $0.02, the same as during the same period in 2009.

Liquidity and Capital Resources

As of November, 2010, we had $3,001 cash in our bank accounts and a working capital deficit of $1,099,208. As of November 30, 2010, we had total assets of $82,906 and total liabilities of $1,124,224.

From January 22, 2007 (date of inception) to November 30, 2010, we raised net proceeds of $2,819,084 in cash from the issuance of common stock and share subscriptions received, $65,949 from loans payable and $250,000 from proceeds from the issuance of convertible debentures for a total of $3,135,033 of cash provided by financing activities for the period.

We received net cash of $321,495 from financing activities for the six months ended November 30, 2010 compared to $270,400 for the same period in 2009. During the period in 2010 we raised cash primarily from the issuance of our common stock and share subscriptions received.

We used net cash of $321,495 in operating activities for the six months ended November 30, 2010 compared to $270,453 for the same period in 2009. We used net cash of $2,976,397 in operating activities for the period from January 22, 2007 (date of inception) to November 30, 2010.

We did not use any cash in investing activities for the six months ended November 30, 2010 and for the six months ended November 30, 2009.

During the six months ended November 30, 2010 we had a decrease of $1,324 in our cash position compared to a decrease of $53 for the same period in 2009. Our monthly cash requirements for six month period ended November 30, 2010 was approximately $45,665 compared to $45,076 for the same period in 2009. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and chief financial officer (also our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (also our principal executive officer) and chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our Annual Report on Form 10-K for the period ended May 31, 2010, the chief executive officer (also our principal executive officer) and chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 21, 2010, one of our convertible debenture holders filed suit in the Supreme Court of British Columbia for re-payment of a $150,000 convertible debenture, including 10% annual interest from October 28, 2008, the date the loan was provided. On January 11, 2011, we filed a response to the claim and a counterclaim against an associate of the debenture holder. We will defend this claim aggressively and are confident of a favorable outcome for our company.

We know of no other material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	On September 23, 2010, the Company issued 400,000 shares of common stock with a fair value of $60,000 for consulting services.

b)	On September 25, 2010, the Company issued 400,000 shares of common stock with a fair value of $72,000 to settle accounts payable of $10,000.

c)

On October 22, 2010, we issued 62,500 units at $0.08 per unit for proceeds of $5,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of US$0.20 per share or five business days after our common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above US$0.40 per share for seven consecutive trading days.

d)

On October 22, 2010, we issued 1,500,000 units at $0.05 per unit for proceeds of $75,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of US$0.20 per share or five business days after our common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above US$0.40 per share for seven consecutive trading days.

e)	On November 15, 2010, we issued 125,964 shares of common stock with a fair value of $18,895 to settle debt of $19,000.

f)

The Company received share subscriptions for 475,000 units at $0.10 per unit for proceeds of $47,500 which is included in common stock subscribed as at November 30, 2010. Each unit will consist of one common share and non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

g)

The Company’s subsidiary, Climate ESCO Ltd., received share subscriptions for 1,463,000 units at $0.10 per unit for proceeds of $146,300 which is included in common stock subscribed as at November 30, 2010. Each unit will consist of one common share and non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

We completed these offerings of our securities pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

(10)	Material Contracts

10.1	Development Agreement with 3M dated October 28, 2009 (incorporated by reference to our current report on Form 8-K filed on November 6, 2009)

10.2	Management Agreement with Con Buckley October 1, 2009 (incorporated by reference to our current report on Form 8-K filed on October 7, 2009)

(31)	Rule 13a-14 / 15d-14 Certifications

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: January 19, 2011	Larry Kristof
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Accounting Officer)