Form 10-Q
period 2011-02-28
Mantra Venture Group Ltd.
filed 2011-04-19
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,180,756 common shares issued and outstanding as of April 19, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our”, “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2011	2010
	$	$
	(unaudited)
ASSETS

Current assets

Cash	2,938	4,325
Amounts receivable	18,320	13,744
Prepaid expenses and deposits	23,998	1,078

Total current assets	45,256	19,147
Property and equipment	51,699	74,673
Total assets	96,955	93,820

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	471,610	449,481
Due to related parties (Note 3)	382,030	294,712
Loans payable (Note 4)	80,424	61,078
Convertible debentures	250,000	250,000
Total liabilities	1,184,064	1,055,271

Going concern (Note 1)
Commitments (Note 8)
Contingent liability (Note 9)
Subsequent event (Note 10)

Stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 39,838,774 shares (May 31, 2010 – 34,034,868 shares)	398	340
Additional paid-in capital	4,556,656	4,036,294
Common stock subscribed (Note 5)	194,600	45,885
Deficit accumulated during the development stage	(5,838,763)	(5,043,970)
Total stockholders’ deficit	(1,087,109)	(961,451)
Total liabilities and stockholders’ deficit	96,955	93,820

(The accompanying notes are an integral part of these consolidated financial statements)

F-1

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three months		Nine months		January 22, 2007
	ended		ended		(Inception) to
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenues	288	14,530	2,258	86,968	22,156

Expenses
Business development	–	(2,556)	24,843	57,334	275,936
Consulting and advisory	88,290	3,229	196,438	26,432	629,550
Depreciation and amortization	6,191	8,782	22,974	26,346	115,936
Foreign exchange loss	26,233	4,525	31,123	23,108	56,794
General and administrative (Note 3)	22,619	17,545	87,038	47,779	411,135
License fees	–	–	–	–	28,438
Management fees (Note 3)	34,458	51,701	109,481	216,510	880,368
Professional fees	12,033	53,299	49,275	210,397	706,133
Public listing costs	2,425	2,824	5,655	13,767	209,486
Rent	2,656	10,733	19,336	37,116	175,510
Research and development	–	38,398	–	145,367	418,206
Shareholder communications and awareness	(6,722)	16,346	22,487	107,733	602,261
Travel and promotion	16,918	19,148	57,701	50,395	378,251
Wages and benefits	37,822	35,063	90,380	102,935	691,110
Website and corporate identity	–	–	–	–	195,451
Write down of intangible assets	–	–	–	–	37,815
Total expenses	242,923	259,037	716,731	1,065,219	5,812,380

Loss before other income (expense)	(242,635)	(244,507)	(714,473)	(978,251)	(5,790,224)
Other income (expense)
Accretion of discounts on convertible debentures	–	–	–	(18,382)	(45,930)
Loss on settlement of debt	–	–	(61,895)	–	(61,895)
Government grant income	–	–	–	–	118,324
Interest expense	(6,096)	(6,730)	(18,425)	(18,778)	(59,038)
Total other income (expense)	(6,096)	(6,730)	(80,320)	(37,160)	(48,539)
Net loss for the period	(248,731)	(251,237)	(794,793)	(1,015,411)	(5,838,763)

Loss per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.03)

Weighted average number of shares outstanding	37,615,649	32,305,561	34,991,373	31,417,671

(The accompanying notes are an integral part of these consolidated financial statements)

F-2

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	January 22, 2007
	ended	ended	(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011
	$	$	$

Operating activities
Net loss for the period	(794,793)	(1,015,411)	(5,838,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	18,382	45,930
Depreciation and amortization	22,974	26,346	115,936
Foreign exchange loss	4,181	–	4,181
Loss on settlement of debt	61,895	–	61,895
Stock-based compensation	130,790	161,187	1,349,300
Write-down of intangible assets	–	–	37,815
Changes in operating assets and liabilities
Amounts receivable	(4,576)	(2,749)	(18,320)
Prepaid expenses and deposits	(22,920)	6,536	(23,998)
Other assets	–	–	(12,000)
Deferred revenue	–	12,300	–
Accounts payable and accrued liabilities	51,129	444,886	777,090
Due to related parties	87,318	41,019	382,030
Net cash used in operating activities	(464,002)	(307,504)	(3,118,904)

Investing activities
Purchase of property and equipment	–	–	(155,635)
Net cash used in investing activities	–	–	(155,635)
Financing activities
Proceeds from loans payable	15,165	–	76,243
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock/ subscriptions received	447,450	305,231	2,951,234
Net cash provided by financing activities	462,615	305,231	3,277,477

Change in cash	(1,387)	(2,273)	2,938
Cash, beginning of period	4,325	3,320	–
Cash, end of period	2,938	1,047	2,938
Non-cash investing and financing activities:
Common stock issued to settle debt	90,895	65,862	367,375
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815
Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F-3

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficit of $1,138,808 and has accumulated losses of $5,838,763 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Related Party Transactions

	a)	During the nine months ended February 28, 2011, the Company incurred management fees of $44,481 (2010 - $64,000) to the President of the Company.

	b)	During the nine months ended February 28, 2011, the Company incurred administration fees of $26,903 (2010 - $36,173) to the spouse of the President of the Company.

	c)	During the nine months ended February 28, 2011, the Company incurred management fees of $50,000 (2010 - $67,164) to directors of the Company.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

3.	Related Party Transactions (continued)

	d)	During the nine months ended February 28, 2011, the Company incurred management fees of $18,000 (2010 - $39,000) to the former Chief Financial Officer of the Company.

	e)	During the nine months ended February 28, 2011, the Company incurred management fees of $39,000 (2010 - $nil) to the former Vice President of the Company.

	f)	During the nine months ended February 28, 2011, the Company incurred management fees of $nil (2009 - $5,000) to a company controlled by the former Chief Financial Officer of the Company.

g)

As at February 28, 2011, the Company owes a total of $170,270 (May 31, 2010 - $173,738) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	h)	As at February 28, 2011, the Company owes $25,448 (May 31, 2010 - $21,045) to the spouse of the President of the Company which is non-interest bearing, unsecured and due on demand.

	i)	As at February 28, 2011, the Company owes $68,323 (May 31, 2010 - $17,608) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

	j)	As at February 28, 2011, the Company owes $9,179 (May 31, 2010 - $9,179) to the former Chief Financial Officer of the Company which is non-interest bearing, unsecured, and due on demand.

k)

As at February 28, 2011, the Company owes $53,290 (May 31, 2010 - $38,550) to an accounting firm where the former Chief Financial Officer of the Company is a partner, which is non-interest bearing, unsecured, and due on demand.

	l)	As at February 28, 2011, the Company owes $55,521 (May 31, 2010 - $34,592) to a Vice President of the Company which is non-interest bearing, unsecured, and due on demand.

4.	Loans Payable

	a)	As at February 28, 2011, the amount of $65,290 (Cdn$63,300) (May 31, 2010 - $51,078) (Cdn$53,300) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	b)	As at February 28, 2011, the amount of $10,000 (May 31, 2010 - $10,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	c)	As at February 28, 2011, the amount of $5,134 (Cdn$5,000) (May 31, 2010 – $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

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
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

5.	Common Stock (continued)

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

e)

On October 22, 2010, the Company issued 62,500 units at $0.08 per unit for proceeds of $5,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

f)

On October 22, 2010, the Company issued 1,500,000 units at $0.05 per unit for proceeds of $75,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	g)	On November 15, 2010, the Company issued 125,964 shares of common stock with a fair value of $18,895 to settle debt of $19,000.

h)

On December 10, 2010, the Company issued 275,000 units at $0.10 per unit for proceeds of $27,500. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

i)

On December 25, 2010, the Company issued 400,000 units at $0.05 per unit for proceeds of $20,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	j)	On January 13, 2011, the Company issued 500,000 shares of common stock with a fair value of $60,000 for consulting services.

k)

On January 27, 2011, the Company issued 1,048,125 units at $0.08 per unit for proceeds of $83,850. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

6.	Common Stock (continued)

l)

The Company has received share subscriptions for 172,500 units at $0.08 per unit for proceeds of $13,800, which is included in common stock subscribed as at February 28, 2011. Each unit will consist of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days

m)

The Company’s subsidiary, Climate ESCO Ltd., has received share subscriptions for 1,808,000 units at $0.10 per unit for proceeds of $180,800 which is included in common stock subscribed as at February 28, 2011. Each unit will consist of one common share and non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

6.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2010	1,608,333	0.25
Granted	250,000	0.15
Cancelled/expired	(1,283,333)	0.25
Outstanding and exercisable, February 28, 2011	575,000	0.19	1.1	–

Additional information regarding stock options as of February 28, 2011, is as follows:

	Exercise
Number of	Price
Options	$	Expiry Date

75,000	0.15	June 1, 2011
250,000	0.25	November 1, 2012
250,000	0.15	January 13, 2012

575,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months	Nine months
	ended	ended
	February 28,	February 28,
	2011	2010
Risk-free Interest rate	0.26%	0.39%
Expected life (in years)	1.0	1.0
Expected volatility	111%	92%

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

6.	Stock Options (continued)

The weighted average fair value of the stock options granted during the nine months ended February 28, 2011 was $0.04 (2010 - $0.10) per option.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$
	(a)	(b)
Balance, May 31, 2010	6,726,163	0.31
Issued	2,815,442	0.20
Expired	(860,000)	0.50
Balance, February 28, 2011	8,681,605	0.25

As at February 28, 2011, the following share purchase warrants were outstanding:

Exercise
Price
Number of Warrants	$	Expiry Date

199,998	0.40	March 10, 2011
859,625	0.30	April 1, 2011
71,152	0.30	April 3, 2011
292,500	0.30	April 6, 2011
860,000	0.30	April 16, 2011
88,000	0.30	May 20, 2011
321,333	0.30	May 28, 2011
466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
555,999	0.30	November 27, 2011
33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013

8,681,605

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

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

c)

On February 23, 2011, the Company entered into a finder’s fee agreement with an unrelated company. The fee shall be calculated as 7% of the transaction financed through this company in acquiring an interest, equity or joint venture. This 7% will be payable as 4% in cash and 3% in shares of the Company. The Company will also pay a consulting fee of $2,000 per month for a period of one year in the event a transaction is reached between the two parties.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
(Expressed in U.S. dollars)
February 28, 2011
(unaudited)

9.	Contingent Liability

On December 21, 2010, a lawsuit was brought against the Company by a convertible debt holder demanding repayment of the $150,000 debt plus interest at 10% per annum to the date of payment and costs. The Company does not dispute the amount owing and has properly recorded the principal and interest as per the terms of the convertible debt agreement.

10.	Subsequent Events

a)

On March 4, 2011, the Company entered into an investor relations agreement with an unrelated company for a period of six months. The Company has agreed to issue 192,000 restricted common shares of the Company during the initial quarter for the period March 15, 2011 through to June 15, 2011, in addition to issuance of shares equivalent to $24,000 in the second quarter for the period June 16, 2011 through September 1, 2011.

b)

On March 9, 2011, the Company entered into an investor relations agreement with an unrelated company for a period of six months. The Company has agreed to issue 150,000 restricted common shares of the Company upon execution of the agreement and 150,000 restricted common shares of the Company on or before June 15, 2011; in addition to a monthly fee of $2,500 commencing April 15, 2011.

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

Results of Operations for the Three Month Periods Ended February 28, 2011 and February 28, 2010.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2011 which are included herein.

Our operating results for three month periods ended February 28, 2011 and February 28, 2010 are summarized as follows:

			Change
			Between
			Three Month
			Period
			Ended
	Three Months	Three Months	February 28,
	Ended	Ended	2011 and
	February 28,	February 28,	February 28,
	2011	2010	2010
	($)	($)	($)
Revenue	288	14,530	(14,242)
Operating expenses	242,923	259,037	(16,114)
Net Income (Loss)	(248,731)	(251,237)	2,506

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to February 28, 2011 we have generated $22,156 in revenues. For the three months ended February 28, 2011 we generated $288 in revenues compared to revenues of $14,530 generated during the same period in 2010. Since our inception on January 22, 2007 to February 28, 2011, we have an accumulated deficit of $5,838,763. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended February 28, 2011 and February 28, 2010 are summarized as follows:

	Three Months Ended
	February 28,
	2011	2010
	($)	($)
Business development	Nil	(2,556)
Consulting and advisory	88,290	3,229
Depreciation and amortization	6,191	8,782
Foreign exchange loss	26,233	4,525
General and administrative	22,619	17,545
Management fees	34,458	51,701
Professional fees	12,033	53,299
Public listing costs	2,425	2,824
Rent	2,656	10,733
Research and development	Nil	38,398
Shareholder communications and awareness	(6,722)	16,346
Travel and promotion	16,918	19,148
Wages and benefits	37,822	35,063

For the three months ended February 28, 2011, we incurred total expenses of $242,923 compared to total operating expenses for the three months ended February 28, 2010 of $259,037. The $16,114 decrease is primarily due to a decrease in management fees, professional fees, rent, shareholder communications and awareness, and research and development offset by an increase in foreign exchange loss, general and administrative, and consulting and advisory.

Net Loss

Since our inception on January 22, 2007 to February 28, 2011, we have incurred a net loss of $5,838,763. For the three months ended February 28, 2011 we have incurred a net loss of $248,731 compared to a net loss of $251,237 for the same period in 2010. Our net loss per share for the three months ended February 28, 2011 was $0.01, the same as for the same period in 2010.

Results of Operations for the Nine Month Periods Ended February 28, 2011 and February 28, 2010.

Revenues

Our operating results for the nine month periods ended February 28, 2011 and February 28, 2010 are summarized as follows:

			Change
			Between Nine
			Month Period
			Ended
	Nine Months	Nine Months	February 28,
	Ended	Ended	2011 and
	February 28,	February 28,	February 28,
	2011	2010	2010
	($)	($)	($)
Revenue	2,258	86,968	(84,710)
Operating expenses	716,731	1,065,219	(348,488)
Net Income (Loss)	(794,793)	(1,015,411)	220,618

We have had limited operational history since our inception on January 22, 2007. For the nine months ended February 28, 2011 we generated $2,258 in revenue compared to $86,968 generated during the same period in 2010. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the nine month periods ended February 28, 2011 and February 28, 2010 are summarized as follows:

	Nine Months Ended
	February 28,
	2011	2010
	($)	($)
Business development	24,843	57,334
Consulting and advisory	196,438	26,432
Depreciation and amortization	22,974	26,346
Foreign exchange loss	31,123	23,108
General and administrative	87,038	47,779
Management fees	109,481	216,510
Professional fees	49,275	210,397
Public listing costs	5,655	13,767
Rent	19,336	37,116
Research and development	Nil	145,367
Shareholder communications and awareness	22,487	107,733
Travel and promotion	57,701	50,395
Wages and benefits	90,380	102,935

For the nine months ended February 28, 2011, we incurred total expenses of $716,731 compared to total operating expenses for the nine months ended February 28, 2010 of $1,065,219. The $348,488 decrease was primarily due to a decrease in business development, management fees, professional fees, rent, shareholder communications and awareness, public listing costs, and research and development offset by an increase in consulting and advisory, general and administrative, foreign exchange loss, and travel and promotion.

Net Loss

For the nine months ended February 28, 2011, we have incurred a net loss of $794,793 compared to a net loss of $1,015,411 for the same period in 2010. Our net loss per share for the period ended February 28, 2011 was $0.02, whereas our net loss per share during the same period in 2010 was $0.03.

Liquidity and Capital Resources

As of February 28, 2011, we had $2,938 cash in our bank accounts and a working capital deficit of $1,138,808. As of February 28, 2011, we had total assets of $96,955 and total liabilities of $1,184,064.

From January 22, 2007 (date of inception) to February 28, 2011, we raised net proceeds of $2,951,234 in cash from the issuance of common stock and share subscriptions received, $76,243 from loans payable and $250,000 from proceeds from the issuance of convertible debentures for a total of $3,277,477 of cash provided by financing activities for the period.

We received net cash of $447,450 from financing activities for the nine months ended February 28, 2011 compared to $305,231 for the same period in 2010. During the period in 2011 we raised cash primarily from the issuance of our common stock and share subscriptions received.

We used net cash of $464,002 in operating activities for the nine months ended February 28, 2011 compared to $307,504 for the same period in 2010. We used net cash of $3,118,904 in operating activities for the period from January 22, 2007 (date of inception) to February 28, 2011.

We did not use any cash in investing activities for the nine months ended February 28, 2011 and for the nine months ended February 28, 2011.

During he nine months ended February 28, 2011 we had a net decrease of $1,387 in our cash position compared to a net decrease of $2,273 for the same period in 2010. Our monthly cash requirements for the nine month period ended February 28, 2011 was approximately $51,556 compared to $34,167 for the same period in 2010. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our annual report on Form 10-K for the year ended May 31, 2010, the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 21, 2010, one of our convertible debenture holders filed suit in the Supreme Court of British Columbia for re-payment of a $150,000 convertible debenture, including 10% annual interest from October 28, 2008, the date the loan was provided. Our company does not dispute the amount owing and has properly recorded the principal and interest as per the terms of the convertible debt agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)

On December 10, 2010, we issued 275,000 units at $0.10 per unit for proceeds of $27,500. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of US$0.20 per share or five business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above US$0.40 per share for seven consecutive trading days.

b)

On December 25, 2010, we issued 400,000 units at $0.05 per unit for proceeds of $20,000. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

c)	On January 13, 2011, we issued 500,000 shares of common stock with a fair value of $60,000 for consulting services.

d)

On January 27, 2011, we issued 1,048,125 units at $0.08 per unit for proceeds of $83,850. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On January 18, 2011 Con Buckley resigned as our chief financial officer and principal accounting officer. Consequently we appointed Larry Kristof, our president, chief executive officer, secretary, treasurer and a director of our company, as our chief financial officer and principal accounting officer.

On February 28, 2011 John Russell resigned as a director of our company. Consequently, we appointed Jonathan Michael Boughen as a director.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles (ii) By-laws

3.1	Table 1 Articles adopted December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

3.2	Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement between our company and Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	Management Agreement between our company and Q4 Financial Group Inc. dated January 7, 2009 (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2009)

10.3	Contractor Proposal Agreement between our wholly owned subsidiary, Mantra Energy Alternatives Ltd., and Kemetco Research Inc. dated January 29, 2009 (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009)

10.4	Option Agreement with Synergy BioMetals Recovery Systems Inc. dated February 27, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 2, 2009)

10.5	Contractor Proposal Agreement between our wholly owned subsidiary, Mantra Energy Alternatives Ltd., and Kemetco Research Inc. dated March 18, 2009 (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2009)

10.6	License Agreement between our wholly owned subsidiary, Mantra Energy Alternatives Ltd., and 0798465 B.C. Ltd. dated September 2, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2009)

10.7	Option Extension Agreement between our company and BioMetals Recovery Systems Inc. dated May 1, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on September 15, 2009)

10.8	Amendment to Management Agreement between our company and Q4 Financial Group Inc. dated March 1, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on September 15, 2009)

10.9	Amendment to Management Agreement between our company and Q4 Financial Group Inc. dated July 1, 2009 (incorporated by reference to our Annual Report on Form 10-K filed on September 15, 2009)

10.10	Director Agreement between our company and Shawn Kim dated June 8, 2009 (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2009)

10.11	Development Agreement between our company and 3M Industrial and Transportation Business dated October 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2009)

10.12	2009 Stock Compensation Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.13	2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.14	Technology Development Cooperation Agreement between our company, Korea Southern Power Co., Ltd. and KC Cottrell Co. Ltd. entered into on August 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on August 17, 2010)

Exhibit	Description
No.

(21)	Subsidiaries

Mantra Energy Alternatives Ltd.

(31)	Rule 13a-14 / 15d-14 Certifications

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

/s/ Larry Kristof
Date: April 19, 2011	Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)