Form 10-K
period 2011-05-31
Mantra Venture Group Ltd.
filed 2011-09-13
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding months (or for such shorter period that the registrant was required to submit and post such files). [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2010 was $3,967,048 based on a $0.13 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Number of common shares outstanding at September 13, 2011: 44,003,256

Table of Contents

PART I		4
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	11
Item 2.	Description of Property	11
Item 3.	Legal Proceedings	11
Item 4.	[Removed and Reserved]	11
PART II		11
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	0
Item 9A.	Controls and Procedures	17
Item 9B.	Other Information	18
PART III		18
Item 10.	Directors, Executive Officers and Corporate Governance	18
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accountant Fees and Services.	27
Item 15.	Exhibits, Financial Statement Schedules	27

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

As used in this annual report, the terms "we", "us", "our", “our Company”, and "Mantra" mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd., unless otherwise indicated.

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

  Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices; and

  Climate ESCO Ltd, through which we distribute and installe LED lighting solutions.

We also have a number of inactive subsidiaries which we plan to engage in various business activities in the future.

On August 16, 2011, we entered into a technology development cooperation agreement with KC Cottrell Co., Ltd. and Korea Southern Power Co., Ltd. pursuant to which KC will provide our company with the basic framework and support for the successful execution of tasks for our company’s electrochemical reduction of carbon dioxide technology development as planned at Ha-dong Power Plant in the Republic of Korea. KC has also agreed to equally share the cost of the project, which is not to exceed US $1,000,000 with our company. The Technology Agreement will expire by the completion of the demonstration project or by July 30, 2011.

On August 25, 2011, we entered into a consulting agreement with Richard Malcolm Smith , whereby Mr. Smith has agreed to provide certain management consulting services to our company for a period of six (6) months regarding our ongoing corporate development and acquisitions . In consideration for the services, we have agreed to issue to Mr. Smith 700,000 shares of our common stock, previously registered on a Form S-8 registration statement.

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

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2 per day. In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2010. The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases. On March 18, 2010 we entered into another agreement with Kemetco which amended and replaced the January 29, 2010 agreement. Under the terms of the latest agreement, we have agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000.

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

The existing applications of ERC by-products include use as feedstock preservatives, de-icing solutions, and baking soda, among others. Sodium Formate and Formic Acid, two of the main by-products of ERC, currently have an average market value of $1,200/ton, with more than 600,000 tons of formic acid produced annually (Li, 2006). Their applications are diverse, including feedstock preservatives, de-icing solutions, cleaning solutions and baking soda to name a few. The market for formic acid has experienced continual growth and demand over the past several years, mainly attributed to the following: European and developing country demand for formic acid in silage, rising raw materials, energy and logistics costs; and animal feed preservative and Asian demand for formic acid in leather, rubber, food and pharmaceutical industries. The average market price of formic acid is expected to increase by as much as 20% in 2010. (Dunia Frontier Consultants, 2008).

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

Research and Development Expenditures

During the year ended May 31, 2011 we spent $Nil on research and development. For the last two fiscal years, we have spent $166,753 on research and development. We anticipate that we will incur $275,000 in expenses on research and development for ERC as well as other technologies we may acquire over the next 12 months.

Employees

As of September 13, 2011, we had 4 employees engaged in administrative duties, website development and marketing. All of these employees were engaged on a full-time basis. Additionally, we have retained a number of consultants for legal, accounting and investor relations services.

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

Our principal executive offices are located at 4 – 2119 152nd Street, Surrey British Columbia, CanadaV4A 4N7. Our telephone number is (604) 535 4145. The office is approximately 1,650 square feet in size and is leased for a term of eighteen months. The lease began on August 2011 and will end in February of 2012. Currently we pay approximately $3,000 per month for our office space in Vancouver and $1,000 for office space in Washington State which we use from time to time.

Item 3.	Legal Proceedings

As of the date of this Annual Report, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or concerning any of our properties. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
May 31, 2011	0.134	0.061
February 28, 2011	0.14	0.063
November 30, 2010	0.21	0.075
August 31, 2010	0.155	0.06
May 31, 2010	0.17	0.02
February 28, 2010	0.22	0.10
November 30, 2009	0.30	0.165
August 31, 2009	0.31	0.19
May 31, 2009	0.30	0.15

Holders

As of September 13, 2011, there were approximately 121 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of May 31, 2011, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the period covered by this report we sold the following previously unreported, unregistered securities:

  On March 28, 2011, we issued 185,000 units at $0.08 per unit for proceeds of $14,800. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

  On March 9, 2011, we issued 342,000 shares of common stock with a fair value of $44,460 for consulting services.

  On May 17, 2011, we issued 175,000 shares of common stock with a fair value of $19,250 to settle accounts payable.

All of these securities were issued without a prospectus, pursuant to exemptions found in Regulation S of the Securities Act of 1933, as amended.

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

Results of Operations

Results of Operations for the Years Ended May 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2011 and 2010.

Our operating results for the years ended May 31, 2011 and 2010 are summarized as follows:

	Year Ended
	May 31
	2011	2010

Revenue	$2,606	$2,780
Operating Expenses	$(1,001,275)	$(1,296,410)
Other Income (Expense)	$(88,949)	$74,863
Net Loss	$(1,089,853)	$(1,218,767)

Revenues

Our revenues for the year ended May 31, 2011 were $2,606, compared to our revenue for the year ended May 31, 2010, which were $2,780, representing approximately a 6% decrease.

Operating Expenses

Our operating expenses for the year ended May 31, 2011 and May 31, 2010 are outlined in the table below:

	Year Ended
	May 31
	2011	2010

Business development	$62,861	$38,870
Consulting and advisory	$245,710	$28,105
Depreciation and amortization	$31,179	$35,128
Foreign exchange loss	$34,601	$28,928
General and administrative	$48,250	$50,760
License fees	$5,000	$28,438
Management fees	$187,572	$188,805

		Year Ended
		May 31
		2011	2010
Professional fees		$79,104	$195,337
Public listing costs		$7,081	$14,488
Rent		$31,891	$46,584
Research and development	$	Nil	$166,753
Shareholder communications and awareness		$58,911	$86,553
Travel and promotion		$70,336	$65,272
Wages and benefits		$138,779	$322,389

The increase in operating expenses for the year ended May 31, 2011, compared to the same period in fiscal 2010, was mainly due to a decrease in research and development.

Our general and administrative expenses consist of office occupation expenses, communication expenses (cellular, internet, fax and telephone), bank charges, foreign exchange, courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees. Business development, consulting and advisory costs include fees paid, shares issued and options granted to contractors and advisory board members

Liquidity and Financial Condition

As of May 31, 2011, our total current assets were $101,978 and our total current liabilities were $1,245,273 and we had a working capital deficit of $1,143,295. Our financial statements report a net loss of $1,089,853 for the year ended May 31, 2011, and a net loss of $6,133,823 for the period from March 8, 2006 (date of inception) to May 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At		At
	May 31, 2011		May 31, 2010

Net Cash (Used in) Operating Activities	$(603,370)		$(488,362)
Net Cash Provided by (Used In) Investing Activities	$(20,162)	$	Nil
Net Cash Provided by Financing Activities	$658,308		$489,367
Cash (decrease) increase during the year	$34,776		$1,005

We had cash in the amount of $39,101 as of May 31, 2011 as compared to $4,325 as of May 31, 2010. We had a working capital deficit of $1,143,295 as of May 31, 2011 compared to working capital deficit of $1,036,124 as of May 31, 2010.

Our principal sources of funds have been from sales of our common stock.

Liquidity and Capital Resources

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

Description	Estimated expenses ($)
Research and Development	275,000
Consulting Fees	100,000
Commercialization of ERC	1,300,000
Shareholder communication and awareness	250,000
Professional Fees	200,000
Wages and Benefits	150,000
Management Fees	300,000
Total	2,575,000

In order to fully carry out our business plan, we need additional financing of approximately $2,575,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long lived assets, valuation of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

We use the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by our company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated balance sheets	F–2
Consolidated statements of operations	F–3
Consolidated statements of stockholders’ equity (deficit)	F–4
Consolidated statements of cash flows	F–7
Notes to the consolidated financial statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Mantra Venture Group Ltd. (a development stage company) as of May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 12, 2011

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2011	2010
	$	$
ASSETS
Current assets
Cash	39,101	4,325
Amounts receivable	25,549	13,744
Inventory	15,979	–
Prepaid expenses and deposits	21,349	1,078
Total current assets	101,978	19,147
Property and equipment (Note 3)	63,656	74,673
Total assets	165,634	93,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	676,675	449,481
Due to related parties (Note 5)	205,695	294,712
Loans payable (Note 6)	112,903	61,078
Convertible debentures (Note 7)	250,000	250,000
Total liabilities	1,245,273	1,055,271
Nature of operations and continuance of business (Note 1)
Commitments (Note 11)
Subsequent events (Note 13)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 40,540,756 shares (2010 – 34,034,868 shares)	405	340
Additional paid-in capital	4,827,439	4,036,294
Common stock subscribed (Note 8)	163,000	45,885
Deficit accumulated during the development stage	(6,080,808)	(5,043,970)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,089,964)	(961,451)
Non-controlling interest	10,325	–
Total stockholders’ deficit	(1,079,639)	(961,451)
Total liabilities and stockholders’ deficit	165,634	93,820

 (The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)

			Accumulated from
			January 22, 2007
	Year ended	Year ended	(date of inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
	$	$	$

Revenue	2,606	2,780	22,504
Cost of goods sold	2,235	–	2,235

Gross profit	371	2,780	20,269

Operating expenses

Business development	62,861	38,870	313,954
Consulting and advisory	245,710	28,105	678,822
Depreciation and amortization	31,179	35,128	124,141
Foreign exchange loss	34,601	28,928	60,272
General and administrative	48,250	50,760	372,347
License fees	5,000	28,438	33,438
Management fees (Note 5)	187,572	188,805	958,459
Professional fees	79,104	195,337	735,962
Public listing costs	7,081	14,488	210,912
Rent	31,891	46,584	188,065
Research and development	–	166,753	418,206
Shareholder communications and awareness	58,911	86,553	638,685
Travel and promotion	70,336	65,272	390,886
Wages and benefits	138,779	322,389	739,509
Website development/corporate branding	–	–	195,451
Write down of intangible assets	–	–	37,815

Total operating expenses	1,001,275	1,296,410	6,096,924

Loss before other income (expense)	(1,000,904)	(1,293,630)	(6,076,655)
Other income (expense)

Accretion of discounts on convertible debentures	–	(18,382)	(45,930)
Government grant income	–	118,324	118,324
Interest expense	(29,321)	(25,079)	(69,934)
Loss on settlement of debt	(59,628)	–	(59,628)
Total other income (expense)	(88,949)	74,863	(57,168)

Net loss for the period	(1,089,853)	(1,218,767)	(6,133,823)

Less: net loss attributable to the non-controlling interest	53,015	–	53,015
Net loss attributable to Mantra Venture Group Ltd.	(1,036,838)	(1,218,767)	(6,080,808)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.03)	(0.04)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	37,546,457	31,897,588

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2011
(Expressed in U.S. dollars)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Common stock		paid-in	development	equity
		Amount	capital	stage	(deficit)
	Number	$	$	$	$

Balance, January 22, 2007 (date of inception)	–	–	–	–	–
Stock issued for cash at $0.00001 per share	15,000,000	150	150	–	300
Stock issued for cash at $0.02 per share	1,750,000	18	34,982	–	35,000
Stock issued for services at $0.02 per share	10,000	–	200	–	200
Net loss for the period	–	–	–	(30,594)	(30,594)
Balance, May 31, 2007	16,760,000	168	35,332	(30,594)	4,906
Stock Issued for Cash
Stock issued at $0.10 per share	1,221,500	12	122,138	–	122,150
Units issued at $0.125 per share	1,600,000	16	199,984	–	200,000
Stock issued at $0.25 per share	1,399,078	14	349,756	–	349,770
Stock issued at $0.30 per share	100,000	1	29,999	–	30,000
Units issued at $0.40 per share	898,750	9	359,491	–	359,500

Stock Issued for Services
Stock issued at $0.25 per share	100,000	1	24,999	–	25,000
Stock issued at $0.30 per share	133,333	2	39,998	–	40,000
Stock issued at $0.40 per share	125,000	1	49,999	–	50,000
Units issued at $0.40 per share	600,000	6	239,994		240,000
Stock issued at $0.83 per share	200,000	2	165,998	–	166,000

Issued for Intangible Assets
Stock issued at $0.25 per share	40,000	–	10,000	–	10,000
Stock options granted	–	–	27,815		27,815

Stock issued upon exercise of warrants	275,000	3	137,497	–	137,500

Fair value of stock options granted	–	–	158,884	–	158,884

Net loss for the year	–	–	–	(2,016,018)	(2,016,018)
Balance, May 31, 2008	23,452,661	235	1,951,884	(2,046,612)	(94,493)

 (The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2011
(Expressed in U.S. dollars)

					Deficit
					accumulated	Total
			Additional	Stock	during the	stockholders’
	Common Stock		paid-in	subscriptions	development	equity
		Amount	capital	receivable	stage	(deficit)
	Number	$	$	$	$	$

			1,951,88	–
Balance, May 31, 2008	23,452,661	235	4		(2,046,612)	(94,493)

Stock Issued for Cash
Units issued at $0.125 per share	2,400,000	24	299,976	–	–	300,000
Units issued at $0.15 per share	1,741,831	18	261,256	(15,000)	–	246,274
Units issued at $0.25 per share	1,180,000	12	294,988	–	–	295,000

Stock Issued for Services
Stock issued at $0.15 per share	25,000	–	3,750	–	–	3,750
Stock issued at $0.20 per share	37,500	–	7,500	–	–	7,500
Stock issued at $0.36 per share	37,500	–	13,500	–	–	13,500
Stock issued at $0.36 per share	25,000	–	9,000	–	–	9,000
Stock issued at $0.40 per share	50,000	1	19,999	–	–	20,000
Stock issued at $0.41 per share	37,500	–	15,375	–	–	15,375
Stock issued at $0.45 per share	62,500	1	28,124	–	–	28,125

Stock Issued for Debt
Units issued at $0.15 per share	950,777	10	142,607	–	–	142,617
Stock issued at $0.25 per share	40,000	–	10,000	–	–	10,000
Units issued at $0.27 per share	18,519	–	5,000	–	–	5,000

Discount on convertible debentures	–	–	45,930	–	–	45,930

Fair value of stock options granted	–	–	337,397	–	–	337,397

Net loss for the year	–	–	–	–	(1,778,591)	(1,778,591)
Balance, May 31, 2009	30,058,788	301	3,446,286	(15,000)	(3,825,203)	(393,616)

 (The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2011

						Deficit
						accumulated	Total
			Additional	Common	Stock	during the	stockholders’
	Common Stock		paid-in	stock	subscriptions	development	equity
		Amount	capital	subscribed	receivable	stage	(deficit)
	Number	$	$	$	$	$	$

Balance, May 31, 2009	30,058,788	301	3,446,286	–	(15,000)	(3,825,203)	(393,616)

Stock Issued for Cash
Units issued at $0.08 per share	1,337,556	14	106,990	–	–	–	107,004
Units issued at $0.15 per share	1,735,999	17	260,383	–	15,000	–	275,400

Stock Issued for
Services
Stock issued at $0.24 per share	125,000	1	29,999	–	–	–	30,000
Stock issued at $0.29 per share	25,000	–	7,250	–	–	–	7,250

Stock Issued for Debt
Stock issued at $0.15 per share	300,000	3	44,997	–	–	–	45,000
Stock issued at $0.17 per share	299,192	3	50,860	–	–	–	50,863
Units issued at $0.15 per share	153,333	1	22,999	–	–	–	23,000

Share subscriptions received	–	–	–	45,885	–	–	45,885

Fair value of stock options granted	–	–	66,530	–	–	–	66,530

Net loss for the year	–	–	–	–	–	(1,218,767)	(1,218,767)
Balance, May 31, 2010	34,034,868	340	4,036,294	45,885	–	(5,043,970)	(961,451)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2011

					Deficit
					accumulated		Total
	Common Stock		Additional	Common	during the	Non-	stockholders’
			paid-in	stock	development	controllin	equity
		Amount	capital	subscribed	stage	g interest	(deficit)
	Number	$	$	$	$	$	$

Balance, May 31, 2010	34,034,868	340	4,036,294	45,885	(5,043,970)	–	(961,451)

Stock issued for cash
Units issued at $0.05 per share	1,900,000	19	94,981	–	–	–	95,000
Units issued at $0.08 per share	2,387,942	24	191,011	(45,885)	–	–	145,150
Units issued at $0.10 per share	275,000	3	27,497	–	–	–	27,500

Stock issued by subsidiary
Stock issued for $0.0033 per share	–	–	32,305	–	–	17,495	49,800
Stock issued at $0.10 per share	–	–	84,655	–	–	45,845	130,500

Stock Issued for Debt
Stock issued at $0.11 per share	175,000	2	19,248	–	–	–	19,250
Stock issued at $0.15 per share	125,946	1	18,891	–	–	–	18,892
Stock issued at $0.18 per share	400,000	4	71,996	–	–	–	72,000

Stock Issued for Services
Stock issued at $0.12 per share	500,000	5	59,995	–	–	–	60,000
Stock issued at $0.13 per share	342,000	3	44,457	–	–	–	44,460
Stock issued at $0.15 per share	400,000	4	59,996	–	–	–	60,000

Share subscriptions received	–	–	–	163,000	–	–	163,000

Fair value of stock options granted	–	–	86,113	–	–	–	86,113

Net loss for the year	–	–	–	–	(1,036,838)	(53,015)	(1,089,853)

Balance, May 31, 2011	40,540,756	405	4,827,439	163,000	(6,080,808)	10,325	(1,079,639)

 (The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)

			Accumulated from
			January 22, 2007
	Year ended	Year ended	(date of inception)
	May 31,	May 31,	to May 31,
	2011	2010	2011
	$	$	$

Operating activities
Net loss for the period	(1,089,853)	(1,218,767)	(6,133,823)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	18,382	45,930
Depreciation and amortization	31,179	35,128	124,141
Foreign exchange loss	4,467	–	4,467
Loss on settlement of debt	59,628	–	59,628
Stock-based compensation	250,573	103,780	1,469,083
Write-down of intangible assets	–	–	37,815
Changes in operating assets and liabilities:
Amounts receivable	(11,805)	5,509	(25,549)
Inventory	(15,979)	–	(15,979)
Prepaid expenses and deposits	(20,271)	5,458	(21,349)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	277,708	343,451	1,003,669
Due to related parties	(89,017)	218,697	205,695
			-
Net cash used in operating activities	(603,370)	(488,362)	(3,258,272)
Investing activities			-
Purchase of property and equipment	(20,162)	–	(175,797)
			-
Net cash used in investing activities	(20,162)	–	(175,797)
Financing activities
Proceeds from loans payable	47,358	61,078	108,436
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and share subscriptions received	610,950	428,289	3,114,734
			-
Net cash provided by financing activities	658,308	489,367	3,473,170
Change in cash	34,776	1,005	39,101
Cash, beginning of period	4,325	3,320	–
			-
Cash, end of period	39,101	4,325	39,101

Non-cash investing and financing activities:
Common stock issued to settle debt	110,142	118,863	386,622
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” in the business of developing and providing energy alternatives. The Company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry, and the general public.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2011, the Company has a working capital deficit of $1,143,295, has not generated significant revenues, and has accumulated losses of $6,133,823 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.87% owned. All inter-company balances and transactions have been eliminated.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, valuation of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

	(e)	Inventory

Inventory consists of LED lighting which is carried at the lower of cost or net realizable value on a first-in, first-out basis. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the difference between the acquisition cost of inventory and net realizable value based upon market conditions.

	(f)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	5 years straight-line basis
Computer equipment	3 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

(g)	Long-lived Assets

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

(h)	Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Foreign Currency Translation (continued)

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

	(i)	Income Taxes

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

As of May 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2011 and 2010, there were no charges for interest or penalties.

	(j)	Revenue Recognition

The Company has earned revenue from the sale of LED lighting and the provision of media design services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or goods have been shipped, and collectability is reasonably assured.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, amounts receivables, accounts payable, accrued liabilities, loans payable, convertible debentures, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)	Research and Development Costs

Research and development costs are expensed as incurred.

(m)	Stock-based Compensation

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(n)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2011, the Company had 9,873,997 (2010 – 8,959,496) dilutive potential shares outstanding.

	(o)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	(p)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on June 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			2011	2010
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Automobile	11,938	10,254	1,684	4,072
Computer equipment	31,145	31,145	–	4,413
Leasehold improvements	25,144	5,804	19,340	2,192
Office furniture and equipment	53,777	35,104	18,673	29,429
Research equipment	53,793	29,834	23,959	34,567
	175,797	112,141	63,656	74,673

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
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

On May 31, 2009, the Company wrote down its intangible assets by $37,815 to $nil due to the uncertainty of expected future cash flows.

5.	Related Party Transactions

	(a)	During the year ended May 31, 2011, the Company incurred management fees of $28,000 (2010 - $nil to a director of the Company.

	(b)	During the year ended May 31, 2011, the Company incurred management fees of $18,000 (2010 - $57,000) to an accounting firm where the former Chief Financial Officer of the Company is a partner.

	(c)	During the year ended May 31, 2011, the Company incurred management fees of $39,000 (2010 - $10,124) to a company controlled by a former Chief Financial Officer of the Company.

	(d)	During the year ended May 31, 2011, the Company incurred management fees of $42,982 (2010 - $41,948) to the former Vice President of the Company.

(e)

As at May 31, 2011, the Company owes $68,340 (2010 - $34,592) to a former Vice President of the Company which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts payable in the current year.

(f)

As at May 31, 2011, the Company owes $54,936 (2010 - $17,608) to a former Vice President of the Company which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts payable in the current year.

(g)

As at May 31, 2011, Company owes a total of $9,179 (2010 - $9,179) to the former Chief Financial Officer and a company controlled by the former Chief Financial Officer of the Company. This amount has been included in accounts payable in the current year.

(h)

As at May 31, 2011, Company owes $53,290 (2010 - $38,550) to an accounting firm where the former Chief Financial Officer of the Company is a partner which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts payable in the current year.

	(i)	As at May 31, 2011, the Company owes $25,184 (2010 - $21,045) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(j)	As at May 31, 2011, the Company owes $13,207 (2010 - $nil) to a director of the company, which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

5.	Related Party Transactions (continued)

(k)

As at May 31, 2011, Company owes a total of $167,304 (2010 - $173,738) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

6.	Loans Payable

(a) As at May 31, 2011, the amount of $70,403 (Cdn$68,250) (2010 - $51,078 (Cdn$53,300) is owed to non-related parties which is non-interest bearing, unsecured, and due on demand.

(b) As at May 31, 2011, the amount of $42,500 (2010 - $10,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. For the year ended May 31, 2010, the Company recorded accretion expense of $18,382, increasing the carrying value of the convertible debentures to $250,000.

8.	Common Stock

Stock transactions during the year ended May 31, 2011:

(a)

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

(b)

On June 3, 2010, the Company issued 518,750 units at $0.08 per unit for proceeds of $41,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(c) On September 23, 2010, the Company issued 400,000 shares of common stock with a fair value of $60,000 for consulting services rendered.

(d) On September 25, 2010, the Company issued 400,000 shares of common stock with a fair value of $72,000 to settle accounts payable.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2011 (continued):

(e)

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

(f)

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

	(g)	On November 5, 2010, the Company issued 125,946 shares of common stock with a fair value of $18,892 to settle accounts payable.

(h)

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

(i)

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

	(j)	On January 13, 2011, the Company issued 500,000 shares of common stock with a fair value of $60,000 for consulting services.

(k)

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

(l)

On March 28, 2011, the Company issued 185,000 units at $0.08 per unit for proceeds of $14,800. Each unit consisted of one common share and one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	(m)	On March 9, 2011, the Company issued 342,000 shares of common stock with a fair value of $44,460 for consulting services.

	(n)	On May 17, 2011, the Company issued 175,000 shares of common stock with a fair value of $19,250 to settle accounts payable.

	(o)	As at May 31, 2011, the Company has received share subscriptions of $163,000. Refer to Note 13(e).

	(p)	On October 3, 2010, the Company’s subsidiary, Climate ESCO Ltd., issued 14,940,000 shares of common stock at $0.00333 per share for proceeds of $49,800.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2011 (continued):

	(q)	On May 10, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 1,305,000 shares of common stock at $0.10 per share for proceeds of $130,500.

Stock transactions during the year ended May 31, 2010:

	(a)	On June 1, 2009, the Company issued 100,000 shares of common stock with a fair value of $24,000 for services rendered.

	(b)	On July 3, 2009, the Company issued 25,000 shares of common stock with a fair value of $6,000 for services rendered.

(c)

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

(d)

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

	(e)	On August 17, 2009, the Company issued 25,000 shares of common stock with a fair value of $7,250 for services rendered.

(f)

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

(g)

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

(h)

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

(i)

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

	(j)	On December 11, 2009, the Company issued 299,192 shares of common stock with a fair value of $50,863 as settlement for services.

	(k)	On April 5, 2010, the Company issued 53,333 shares of common stock with a fair value of $8,000 to settle accounts payable.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

8.	Common Stock (continued)

Stock transactions during the year ended May 31, 2010:

(l)

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

(m) On April 14, 2010, the Company issued 300,000 shares of common stock with a fair value of $45,000 for services rendered.

(n) As at May 31, 2010, the Company has received share subscriptions of $45,885. The shares were issued in fiscal 2010.

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2009	6,576,358	0.31
Issued	3,173,555	0.26
Expired	(3,023,750)	0.26
Balance, May 31, 2010	6,726,163	0.31
Issued	4,562,942	0.20
Expired	(3,552,608)	0.35
Balance, May 31, 2011	7,736,497	0.22

As at May 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

466,334	0.30	July 16, 2011
118,000	0.30	July 24, 2011
594,333	0.30	August 24, 2011
68,000	0.30	October 15, 2011
555,999	0.30	November 27, 2011
33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
1,562,500	0.20	October 22, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013

7,736,497

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

10.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2009	2,800,000	0.33
Granted	708,333	0.21
Cancelled	(1,150,000)	0.29
Expired	(750,000)	0.41

Outstanding, May 31, 2010	1,608,333	0.25
Granted	1,250,000	0.11
Expired	(1,283,333)	0.25

Outstanding and exercisable, May 31, 2011	1,575,000	0.17	1.8	–

Additional information regarding stock options as of May 31, 2011, is as follows:

	Exercise
Number of	price
options	$	Expiry date
500,000	0.10	March 31, 2013
500,000	0.10	May 17, 2014
75,000	0.15	June 1, 2011
250,000	0.15	January 13, 2012
250,000	0.25	November 1, 2012
1,575,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2011	2010

Risk-free Interest rate	0.74%	0.39%
Expected life (in years)	2.2	1.0
Expected volatility	1321%	92%

The weighted average fair value of the stock options granted during 2011 was $0.07 (2010 - $0.10) per option.

As of May 31, 2011, the Company had no unrecognized compensation expense relating to unvested options.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

11.	Commitments

(a)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

		•	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (accrued);

		•	a further license fee of Cdn$15,000 (accrued) to be paid within ninety days of September 2, 2009; and

		•	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (accrued)
September 1, 2011	Cdn$20,000
September 1, 2012	Cdn$30,000
September 1, 2013	Cdn$40,000
September 1, 2014 and each successive anniversary	Cdn$50,000

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

(b)

On August 6, 2010, the Company entered into a premises agreement for a period of eighteen months where it is obligated to pay a base rent of Cdn$1,894 per month for the first year and Cdn$2,030 per month thereafter.

12.	Income Taxes

The Company has net operating losses carried forward of $5,351,527 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011	2010
	$	$
Income tax recovery at statutory rate	(370,550)	(414,381)
Permanent differences and other	49,552	25,471
Valuation allowance change	320,998	388,910
Provision for income taxes	–	–

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2011
(Expressed in U.S. dollars)

12.	Income Taxes (continued)

The significant components of deferred income taxes and assets as at May 31, 2011 and 2010 are as follows:

	2011	2010
	$	$
Net operating losses carried forward	1,819,519	1,498,521
Valuation allowance	(1,819,519)	(1,498,521)
Net deferred income tax asset	–	–

As at May 31, 2011, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

13.	Subsequent Events

	(a)	On June 23, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 20,000 shares of common stock at $0.10 per share for proceeds of $2,000.

(b)

On July 27, 2011, the Company entered into an investor relations agreement whereby it is obligated to pay the consultant 250,000 shares of common stock on a monthly basis for a period of six months. 250,000 shares of common stock were issued on July 27, 2011. This agreement may be terminated by either party by giving the other party thirty business days’ written notice of such termination.

	(c)	On August 8, 2011, the Company issued 700,000 shares of common stock to a consultant for services to be rendered.

	(d)	On August 10, 2011, the Company issued 325,000 shares of common stock to the former Vice President of corporate development for services rendered.

(e)

On August 31, 2011, the Company issued 2,037,500 units at $0.08 per unit for proceeds $163,000, which was recorded as common stock subscribed as at May 31, 2011. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(f)

Subsequent to year end, the Company received share subscriptions for 1,070,550 units at $0.05 per unit for proceeds of $53,528. Each unit consists of one common share and one-half non- transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2011.

Changes in Internal Control

During the quarter ended May 31, 2011 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On August 25, 2011, we entered into a consulting agreement with Richard Malcolm Smith, whereby Mr. Smith has agreed to provide certain management consulting services to our company for a period of six (6) months regarding our ongoing corporate development and acquisitions . In consideration for the services, we have agreed to issue to Mr. Smith 700,000 shares of our common stock, previously registered on a Form S-8 registration statement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the Board of Directors. Our Board of Directors has fixed the number of directors at 3(three).

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	38	January 22, 2007
Jonathan Michael Boughen	Director	49	February 28, 2011
Elden Schorn	Director	71	May 17, 2011

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

Larry Kristof - President, Chief Executive Officer, Director

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

Jonathan Michael Boughen - Director

From May of 2000 to January of 2006, Mr. Boughen was a sales manager at Ropak Corporation, a company that specializes in plastic packaging, container and film technologies worldwide. His responsibilities and duties included managing the sales team and key distributors and sharing the profit and loss responsibility with the Regional Plant Manager.

Since June of 2006, Mr. Boughen has been a general manager at Scientek Technology Corporation, a company that specializes in building hospital and laboratory products such as washers and dryers for the processing of surgical instruments and utensils, O. R. carts, and laboratory glassware. His responsibilities and duties includes leading the company with full profit and loss responsibility and managing the sales and growth profit through major changes in technology and currency value in a highly competitive market.

Elden Schorn - Director

Since 1995, Elden Schorn has been the president and founder of Windstone Financial Corp., where he provides financial and management advisory services and government relations assistance. In addition, he founded and operated Schorn Consulting Ltd., a consulting firm specializing in the financing of technology and resource based companies as well as providing management advisory services and government relations support.

Also during this period, Mr. Schorn held director positions in a number of public traded companies trading on the TSX and OTC Bulletin Board Exchanges. Presently, he is the chairman to the board of directors of Global Green Solutions Inc., a company that focuses on production of biofuels from algae and production of steam and energy

Corporate Advisory Board

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

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

Effective February 11, 2008 we adopted a code of ethics and business conduct that applies to our officers, directors and employees and we have filed copies of our code of ethics as an exhibit to our registration statement on Form S-1 filed on February 26, 2008.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our entire board of directors.

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

Director Nominees

We do not have a nominating committee. Our board of directors, selects individuals to stand for election as members of the Board. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2011 were filed. However, some were filed late.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Kristof President. Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2011 2010	75,000 81,635	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	75,000 81,635
Con Buckley(1) Former Chief Financial Officer	2011 2010	18,000 57,000	Nil Nil	Nil Nil	Nil 34,071	Nil Nil	Nil Nil	Nil Nil	18,000 91,071
Dennis Petke(2) Former Chief Financial Officer	2011 2010	Nil 10,124	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 10,124

1)	Con Buckley was appointed Chief Financial Officer on October 1, 2009 and resigned on January 18, 2011.
2)	Dennis Petke was appointed Chief Financial Officer on June 1, 2008 and resigned as Chief Financial Officer on October 1, 2009.

Option Grants in the Last Fiscal Year

The following table outlines unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiry Date
Larry Kristof	Nil	N/A	N/A
Con Buckley	Nil	N/A	N/A

1)

We have omitted certain columns in the outstanding equity awards table pursuant to Item 402(a)(5) of Regulation S-K as no equity awards were awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

As of September 13, 2011 we did not have any equity compensation plans.

Management Compensation Narrative

On January 1, 2010 we entered into a consulting agreement with Larry Kristof whereby we engaged Mr. Kristof’s services as our president and chief executive officer. In exchange for these services, we agreed to pay Mr. Kristof a monthly salary of $8,500. The salary was amended to Cdn$7,000 per month for the first 3 months of fiscal 2011 and Cdn$6,000 per month thereafter. The agreement may be terminated by us at any time without notice.

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

The following table sets forth a summary of the compensation paid to our non-employee directors in 2010:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eldon Schorn	Nil	Nil	500,000	Nil	Nil	Nil	Nil

On May 17, 2011, we entered into a director agreement with Elden Schorn. As compensation, under the agreement, we granted stock options to Mr. Schorn to purchase up to 500,000 shares of our common stock at a price of $0.10 per share. The stock options expire three years from the date of grant. We issued the stock options to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

The following table lists, as of September 13, 2011, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 44,003,256 issued and outstanding shares of our common stock as of September 13, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Larry Kristof (1) #4 2119 152nd Street Surrey BC V4A 4N7	13,425,000 (2)	30.51%
Common Shares	Jonathan Michael Boughen(3)	62,500	*
Common Shares	Elden Schorn(4)	500,000(5)	1.12%
	All Officers and Directors as a Group	13,987,500	31.43%

*represents an amount less than 1%

1)	Larry Kristof is our President, Chief Executive Officer and a director of our company.
2)	Includes:
	a)	175,000 common shares held by 0770987 BC Ltd. and Larry Kristof’s spouse, Kelly Kristof, in street name; and
	b)	13,250,000 common shares held by 0770987 BC Ltd.
	c)	Mr. Kristof has sole voting and investment control over 0770987 BC Ltd.
3)	Jonathan Michael Boughen is a Director of our company.

4)	Elden Schorn is a Director of our company.
5)	Includes options to purchase 500,000 common shares at an exercise price of $0.10 per share.

Changes in Control

There are currently no arrangements or agreements which would result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years:

a)	During the year ended May 31, 2011, we incurred management fees of $28,000 (2010 - $nil) to one of our directors.

(b)	During the year ended May 31, 2011, we incurred management fees of $18,000 (2010 - $57,000) to an accounting firm where our former Chief Financial Officer is a partner.

(c)	During the year ended May 31, 2011, we incurred management fees of $39,000 (2010 - $10,124) to a company controlled by our former Chief Financial Officer.

(d)	During the year ended May 31, 2011, we incurred management fees of $42,982 (2010 - $41,948) to our former Vice President.

(e)

As at May 31, 2011, we owed $68,340 (2010 - $34,592) to our former Vice President, which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts payable in the current year.

(f)

As at May 31, 2011, we owed $54,936 (2010 - $17,608) to our former Vice President which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts payable in the current year.

(g)

As at May 31, 2011, we owed a total of $9,179 (2010 - $9,179) to our former Chief Financial Officer and a company controlled by the former Chief Financial Officer. This amount has been included in accounts payable in the current year.

(h)

As at May 31, 2011, we owed $53,290 (2010 - $38,550) to an accounting firm where our former Chief Financial Officer is a partner which is non-interest bearing, unsecured, and due on demand. This amount has been included in accounts payable in the current year.

(i)	As at May 31, 2011, we owed $25,184 (2010 - $21,045) to the spouse of our President which is non- interest bearing, unsecured, and due on demand.

(j)	As at May 31, 2011, we owed $13,207 (2010 - $nil) to our director, which is non-interest bearing, unsecured, and due on demand.

(k)	As at May 31, 2011, we owed a total of $167,304 (2010 - $173,738) to our President and a company controlled by our President, which is non-interest bearing, unsecured, and due on demand.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.

However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, we act with two independent directors, Jonathan Michael Boughen and Elden Schorn.

Our audit committee consists of our entire board of directors.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2011 and for fiscal year ended May 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2011 ($)	2010 ($)
Audit Fees	Cdn$35,500	Cdn$30,600
Audit Related Fees	–	-
Tax Fees	–	Cdn$1,800
All Other Fees	–
Total	Cdn$35,500	Cdn$32,400

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

(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

Exhibit	Exhibit
Number	Description
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on January 14, 2009)
10.2

Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 11, 2008)

10.3	Contractor Proposal Agreement entered into with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 4, 2009)
10.4	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 2, 2009)
10.5

Extension of Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed with the SEC on September 15, 2009)

10.6	Contractor Proposal Agreement entered into with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2009)
10.10	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2009)
10.11	Technology Development Cooperation Agreement entered into on August 16, 2010. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2010)
10.12	Director Agreement between the Company and Elden Schorn dated May 17, 2011. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 24, 2011)
10.13	Consulting Agreement with Richard Malcolm Smith dated August 25, 2011. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 1, 2011)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation Climate ESCO Ltd. Mantra Energy Alternatives Ltd. Mantra China Inc. Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications
31.1*	Certification pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit	Exhibit
Number	Description
(99)	Additional Exhibits
99.1*	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTRA VENTURE GROUP LTD.

Date: September 13, 2011	By:	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2011	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: September 13, 2011	/s/ Jonathan Michael Boughen
Jonathan Michael Boughen
Director

Date: September 13, 2011	/s/ Elden Schorn
Elden Schorn
Director