Form 10-Q
period 2011-08-31
Mantra Venture Group Ltd.
filed 2011-10-24
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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
44,003,256 common shares issued and outstanding as of October 24, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2011	2011
	$	$
	(unaudited)
ASSETS
Current assets
Cash	21,908	39,101
Amounts receivable	33,608	25,549
Inventory	16,069	15,979
Prepaid expenses and deposits	18,395	21,349
Total current assets	89,980	101,978
Property and equipment (Note 3)	56,461	63,656
Total assets	146,441	165,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	677,767	676,675
Due to related parties (Note 4)	236,558	205,695
Deferred revenue	3,100	–
Loans payable (Note 5)	147,759	112,903
Convertible debentures (Note 6)	250,000	250,000
Total liabilities	1,315,184	1,245,273
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 44,003,256 shares (May 31, 2011 – 40,540,756 shares)	440	405
Additional paid-in capital	5,091,654	4,827,439
Common stock subscribed (Note 7)	55,528	163,000
Deficit accumulated during the development stage	(6,308,130)	(6,080,808)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,160,508)	(1,089,964)
Non-controlling interest	(8,235)	10,325
Total stockholders’ deficit	(1,168,743)	(1,079,639)
Total liabilities and stockholders’ deficit	146,441	165,634

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 22, 2007
	Ended	Ended	(date of inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
	$	$	$

Revenue	550	–	23,054

Cost of goods sold	490	–	2,725

Gross profit	60	–	20,329

Operating expenses

Business development	1,243	–	315,197
Consulting and advisory	128,760	18,792	807,582
Depreciation and amortization	7,195	8,782	131,336
Foreign exchange loss (gain)	(1,949)	(4,425)	58,323
General and administrative	6,070	11,520	378,417
License fees	–	–	33,438
Management fees (Note 4)	48,000	48,564	1,006,459
Professional fees	39,130	8,845	775,092
Public listing costs	1,881	593	212,793
Rent	8,671	10,946	196,736
Research and development	–	–	418,206
Shareholder communications and awareness	–	470	638,685
Travel and promotion	3,739	13,729	394,625
Wages and benefits	–	31,295	739,509
Website development/corporate branding	–	–	195,451
Write down of intangible assets	–	–	37,815

Total operating expenses	242,740	149,111	6,339,664

Loss before other income (expense)	(242,680)	(149,111)	(6,319,335)

Other income (expense)

Accretion of discounts on convertible debentures	–	–	(45,930)
Government grant income	–	–	118,324
Interest expense	(6,452)	(6,165)	(76,386)
Gain (loss) on settlement of debt	3,250	–	(56,378)

Total other income (expense)	(3,202)	(6,165)	(60,370)

Net loss for the period	(245,882)	(155,276)	(6,379,705)

Less: net loss attributable to the non-controlling interest	18,560	–	71,575

Net loss attributable to Mantra Venture Group Ltd.	(227,322)	(155,276)	(6,308,130)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.01)	–

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	40,900,539	34,721,241

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 22, 2007
	Ended	Ended	(date of inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
	$	$	$

Operating activities

Net loss for the period	(245,882)	(155,276)	(6,379,705)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	7,195	8,782	131,336
Foreign exchange loss	166	(717)	4,633
Loss on settlement of debt	(3,250)	–	56,378
Stock-based compensation	78,500	–	1,547,583
Write-down of intangible assets	–	–	37,815

Changes in operating assets and liabilities:
Amounts receivable	(8,059)	4,233	(33,608)
Inventory	(90)	–	(16,069)
Prepaid expenses and deposits	2,954	761	(18,395)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	27,092	12,772	1,030,761
Deferred revenue	3,100	–	3,100
Due to related parties	30,863	47,146	236,558
			-
Net cash used in operating activities	(107,411)	(82,299)	(3,365,683)
			-
Investing activities

Purchase of property and equipment	–	–	(175,797)

Net cash used in investing activities	–	–	(175,797)
Financing activities

Proceeds from loans payable	34,690	5,000	143,126
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	55,528	83,200	3,170,262

Net cash provided by financing activities	90,218	88,200	3,563,388

Change in cash	(17,193)	5,901	21,908
Cash, beginning of period	39,101	4,325	–
			-
Cash, end of period	21,908	10,226	21,908

Non-cash investing and financing activities:
Shares issued to settle debt	22,750	–	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Three months ended August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” in the business of developing and providing energy alternatives. The Company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry and the general public.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficit of $1,225,204 has not generated significant revenues, and has accumulated losses of $6,308,130 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on June 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Three months ended August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

			August 31,	May 31,
			2011	2011
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Automobile	11,938	10,851	1,087	1,684
Leasehold improvements	25,144	7,061	18,083	19,340
Office furniture and equipment	53,777	37,793	15,984	18,673
Research equipment	53,793	32,486	21,307	23,959
	144,652	88,191	56,461	63,656

4.	Related Party Transactions

	(a)	During the three months ended August 31, 2011, the Company incurred management fees of $18,000 (2010 - $15,564) to the President of the Company.

	(b)	During the three months ended August 31, 2011, the Company incurred management fees of $15,000 (2010 - $10,414) to the spouse of the President of the Company.

	(c)	During the three months ended August 31, 2011, the Company incurred management fees of $15,000 (2010 - $15,000) to a director of the Company.

	(d)	During the three months ended August 31, 2011, the Company incurred management fees of $nil (2010 - $18,000) to an accounting firm where the former Chief Financial Officer of the Company is a partner.

	(e)	During the three months ended August 31, 2011, the Company incurred management fees of $nil (2010 - $17,360) to the former Vice President of the Company.

	(f)	As at August 31, 2011, the Company owes $33,552 (May 31, 2011 - $25,184) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(g)	As at August 31, 2011, the Company owes $28,588 (May 31, 2011 - $13,207) to a director of the company, which is non-interest bearing, unsecured, and due on demand.

(h)

As at August 31, 2011, the Company owes a total of $174,418 (May 31, 2011 - $167,304) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at August 31, 2011, the amount of $79,935 (Cdn$78,250) (May 31, 2011 - $70,403 (Cdn$68,250) is owed to non-related parties which is non-interest bearing, unsecured, and due on demand.

(b)

As at August 31, 2011, the amount of $30,834 (Cdn$30,000) (May 31, 2011 – $nil) is owed to a non-related party, which bears a one-time interest charge of $204 (Cdn$200), is unsecured, and due on demand.

	(c)	As at August 31, 2011, the amount of $36,990 (May 31, 2011 - $42,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Three months ended August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

6.	Convertible Debentures

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company has recorded accretion expense of $45,930, increasing the carrying value of the convertible debentures to $250,000.

7.	Common Stock

(a)

On June 23, 2011, the Company’s subsidiary, Climate ESCO Ltd., received subscriptions for 20,000 shares of common stock at $0.10 per share for proceeds of $2,000. As at August 31, 2011, the shares had not been issued.

	(b)	On July 27, 2011, the Company issued 150,000 shares with a fair value of $12,000 to a consultant for financial public relations services.

	(c)	On July 27, 2011, the Company issued 250,000 shares of common stock with a fair value of $17,500 pursuant to an investor relations agreement.

	(d)	On August 8, 2011, the Company issued 700,000 shares of common stock with a fair value of $49,000 to a consultant for services.

(e)

On August 10, 2011, the Company issued 300,000 shares of common stock and 25,000 units with an aggregate fair value of $22,750 to the former Vice President of corporate development for $26,000 to settle amounts owing. The Company recorded a gain on settlement of debt of $3,250. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Three months ended August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

7.	Common Stock (continued)

(g)

During the three months ended August 31, 2011, the Company received share subscriptions for 1,070,550 units at $0.05 per unit for proceeds of $53,528. Each unit will consist of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$
Balance, May 31, 2011	7,736,497	0.22
Issued	2,062,500	0.20
Expired	(1,178,667)	0.30
Balance, August 31, 2011	8,620,330	0.21

As at August 31, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

68,000	0.30	October 15, 2011
555,999	0.30	November 27, 2011
33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
1,562,500	0.20	October 22, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013

8,620,330

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Three months ended August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2011	1,575,000	0.17
Expired	(75,000)	0.15
Outstanding and exercisable, August 31, 2011	1,500,000	0.17	1.7

Additional information regarding stock options as of August 31, 2011, is as follows:

	Exercise
Number of	price
options	$	Expiry date

500,000	0.10	March 31, 2013
500,000	0.10	May 17, 2014
250,000	0.15	January 13, 2012
250,000	0.25	November 1, 2012

1,500,000

10.	Commitments

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Three months ended August 31, 2011
(Expressed in U.S. dollars)
(unaudited)

10.	Commitments (continued)

(b)

On August 6, 2010, the Company entered into a premises agreement for a period of eighteen months where it is obligated to pay a base rent of Cdn$1,894 per month for the first year and Cdn$2,030 per month thereafter.

	(c)	On July 27, 2011, the Company entered into an agreement where it is obligated to pay the investor relations consultant 250,000 shares of common stock per month for a period of six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd., unless otherwise indicated.

Business Overview

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada. Our principal offices are located at # 4 2119 152nd Street Surrey BC V4A 4N7. Our telephone number is (604) 535 4145. Our fiscal year end is May 31.

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
  Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices; and
  Climate ESCO Ltd, majority owned, through which we distribute and install LED lighting solutions.

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

On August 25, 2011, we entered into a consulting agreement with Richard Malcolm Smith, whereby Mr. Smith has agreed to provide certain management consulting services to our company for a period of six months regarding our ongoing corporate development and acquisitions. In consideration for the services, we have agreed to issue to Mr. Smith 700,000 shares of our common stock, previously registered on a Form S-8 registration statement.

Electro Reduction of Carbon Dioxide (“ERC”)

On November 2, 2007, through our wholly owned subsidiary, Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide as embodied by and described in the following patent cooperation treaty application:

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

Until appropriate cathodes are found some products of CO2 reduction (methanol, for instance) are obtained at efficiencies too low for practical use. Other products can be generated on known cathodes with high current yields that could support valuable practical processes. For example, formic acid has been obtained on tin cathodes with current yields above 80%. Formate salts and sodium bicarbonate are obtained at similarly high yields.

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

Results of Operations for the Three Month Periods Ended August 31, 2011 and August 31, 2010.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2011 which are included herein.

Our operating results for three month periods ended August 31, 2011 and August 31, 2010 are summarized as follows:

			Change Between
			Three Month Period
			Ended
	Three Months	Three Months	August 31, 2011
	Ended	Ended	and
	August 31, 2011	August 31, 2010	August 31, 2010
	($)	($)	($)
Revenue	550	Nil	550
Operating expenses	242,740	149,111	93,629
Net Loss	(245,882)	(155,276)	90,606

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to August 31, 2011 we have generated $23,054 in revenues. For the three months ended August 31, 2011 we generated $550 in revenues compared to revenues of $Nil generated during the same period in 2010. Since our inception on January 22, 2007 to August 31, 2011, we have an accumulated deficit of $6,308,130. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended August 31, 2011 and August 31, 2010 are summarized as follows:

	Three Months Ended
	August 31,
	2011	2010
	($)	($)
Business development	1,243	Nil
Consulting and advisory	128,760	18,792
Depreciation and amortization	7,195	8,782
Foreign exchange loss (gain)	(1,949)	(4,425)
General and administrative	6,070	11,520
Management fees	48,000	48,564
Professional fees	39,130	8,845
Public listing costs	1,881	593
Rent	8,671	10,946
Shareholder communications and awareness	Nil	470
Travel and promotion	3,739	13,729
Wages and benefits	Nil	31,295

For the three months ended August 31, 2011, we incurred total expenses of $242,740 compared to total operating expenses for the three months ended August 31, 2010 of $149,111. The $93,629 increase is primarily due to consulting and advisory fees and professional fees.

Net Loss

Since our inception on January 22, 2007 to August 31, 2011, we have incurred a net loss of $6,308,130. For the three months ended August 31, 2011 we have incurred a net loss of $245,882 compared to a net loss of $155,276 for the same period in 2010. Our net loss per share for the three months ended August 31, 2011 was $0.01, compared to $Nil for the same period in 2010.

Liquidity and Capital Resources

Working Capital
	At August 31,	May 31,
	2011	2011
Current Assets	$89,980	$101,978
Current Liabilities	$1,315,184	$1,245,273
Working Capital Deficit	$(1,225,204)	$(1,143,295)

Cash Flows		Three Months		Three Months	January 22,
					2007
		Ended		Ended	(Inception) to
		August 31,		August 31,	August 31,
		2011		2010	2011
Net Cash Used in Operating Activities		$(107,411)		$(82,299)	$(3,365,683)
Net Cash Used In Investing Activities	$	Nil	$	Nil	$(175,797)
Net Cash Provided by Financing Activities		$90,218		$88,200	$3,563,388
Change In Cash		$(17,193)		$5,901	$21,908

As of August 31, 2011, we had $21,908 cash in our bank accounts and a working capital deficit of $1,225,204. As of August 31, 2011, we had total assets of $89,980 and total liabilities of $1,315,184.

From January 22, 2007 (date of inception) to August 31, 2011, we raised net proceeds of $3,170,262 in cash from the issuance of common stock and share subscriptions received, $143,126 from loans payable and $250,000 from proceeds from the issuance of convertible debentures for a total of $3,563,388 of cash provided by financing activities for the period.

We received net cash of $90,218 from financing activities for the three months ended August 31, 2011 compared to $88,200 for the same period in 2010. During the period in 2011 we raised cash from the issuance of our common stock and share subscriptions received and proceeds from loans payable. In the comparable period, we raised cash primarily from the issuance of our common stock.

We used net cash of $107,411 in operating activities for the three months ended August 31, 2011 compared to $82,299 for the same period in 2010. We used net cash of $3,365,683 in operating activities for the period from January 22, 2007 (date of inception) to August 31, 2011.

We did not use any cash in investing activities for the three months ended August 31, 2011 and 2010.

During the three months ended August 31, 2011 we had a net decrease of $17,193 in our cash position compared to a net increase of $5,901 for the same period in 2010. Our monthly cash requirements for the three month period ended August 31, 2011 was approximately $5,731 compared to $1,967 for the same period in 2010. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our consolidated financial statements for the year ended May 31, 2011 filed in an annual report on Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified in our internal controls over financial reporting which were enumerated in our annual report on Form 10-K for the year ended May 31, 2011, the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2011, we issued 150,000 shares with a fair value of $12,000 to a consultant for financial public relations services. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On July 27, 2011, we issued 250,000 shares of common stock with a fair value of $17,500 pursuant to an investor relations agreement. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On August 10, 2011, we issued 300,000 shares of common stock and 25,000 units with an aggregate fair value of $22,750 to the former vice president of corporate development for $26,000 to settle amounts owing. Our company recorded a gain on settlement of debt of $3,250. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after our company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days. These securities were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933.

On August 31, 2011, we issued 2,037,500 units at $0.08 per unit for proceeds $163,000, which was recorded as common stock subscribed as at May 31, 2011. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after our company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days. These securities were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933.

During the three months ended August 31, 2011, we received share subscriptions for 1,070,550 units at $0.05 per unit for proceeds of $53,528. Each unit will consist of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after our company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days. These securities were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On May 17, 2011, we accepted the resignation of Shawn Kim as director of our company. Mr. Kim’s resignation was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise. Concurrently with Mr. Kim’s resignation, we appointed Elden Schorn as a director of our company.

Item 6. Exhibits

Exhibit
Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2008)

(3)	Articles of Incorporation, Bylaws

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2008)

10.3	Contractor Proposal Agreement entered into with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009)

10.4	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed on March 2, 2009)

10.5	Extension of Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed on September 15, 2009)

10.6	Contractor Proposal Agreement entered into with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2009)

10.10	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2009)

10.11	Technology Development Cooperation Agreement entered into on August 16, 2010. (incorporated by reference to our Current Report on Form 8-K filed on August 17, 2010)

10.12	Director Agreement between the Company and Elden Schorn dated May 17, 2011. (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2011)

10.13	Consulting Agreement with Richard Malcolm Smith dated August 25, 2011. (incorporated by reference to our Current Report on Form 8-K filed on September 1, 2011)

Exhibit
Number	Description

(21)	List of Subsidiaries

21.1	Carbon Commodity Corporation
Climate ESCO Ltd.
Mantra Energy Alternatives Ltd.
Mantra China Inc.
Mantra China Limited
Mantra Media Corp.
Mantra NextGen Power Inc.
Mantra Wind Inc.

(31)	Rule 13a-14 / 15d-14 Certifications

31.1*	Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

Date: October 24, 2011	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)