Form 10-Q/A
period 2011-08-31
Mantra Venture Group Ltd.
filed 2011-11-23
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended August 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 24, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

Item 6. Exhibits

Exhibit
Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2008)

(3)	Articles of Incorporation, Bylaws

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2008)

10.3	Contractor Proposal Agreement entered into with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009)

10.4	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed on March 2, 2009)

10.5	Extension of Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed on September 15, 2009)

10.6	Contractor Proposal Agreement entered into with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2009)

10.10	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2009)

10.11	Technology Development Cooperation Agreement entered into on August 16, 2010. (incorporated by reference to our Current Report on Form 8-K filed on August 17, 2010)

10.12	Director Agreement between the Company and Elden Schorn dated May 17, 2011. (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2011)

10.13	Consulting Agreement with Richard Malcolm Smith dated August 25, 2011. (incorporated by reference to our Current Report on Form 8-K filed on September 1, 2011)

(21)	List of Subsidiaries

21.1	Carbon Commodity Corporation Climate ESCO Ltd. Mantra Energy Alternatives Ltd. Mantra China Inc. Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.

Exhibit
Number	Description

(31)	Rule 13a-14 / 15d-14 Certifications

31.1	Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (Form 10-Q for the quarterly period ended August 31, 2011 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

Date: November 22, 2011	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)