Form 10-Q
period 2011-11-30
Mantra Venture Group Ltd.
filed 2012-01-24
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4-2119 152nd Street, Surrey, British Columbia, Canada	V4A 4N7
(Address of principal executive offices)	(Zip Code)

604-535-4145
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
[X] YES     [   ] NO

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
44,003,256 common shares issued and outstanding as of January 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2011	2011
	$	$
	(unaudited)
ASSETS
Current assets
Cash	10,470	39,101
Amounts receivable	42,438	25,549
Inventory	14,955	15,979
Prepaid expenses and deposits	18,389	21,349
Total current assets	86,252	101,978
Property and equipment (Note 3)	49,270	63,656
Total assets	135,522	165,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	744,941	676,675
Due to related parties (Note 4)	250,755	205,695
Loans payable (Note 5)	152,610	112,903
Convertible debentures (Note 6)	250,000	250,000
Total liabilities	1,398,306	1,245,273
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 44,003,256 shares (May 31, 2011 – 40,540,756 shares)	440	405
Additional paid-in capital	5,092,951	4,827,439
Common stock subscribed (Note 7)	69,644	163,000
Deficit accumulated during the development stage	(6,419,230)	(6,080,808)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,256,195)	(1,089,964)
Non-controlling interest	(6,589)	10,325
Total stockholders’ deficit	(1,262,784)	(1,079,639)
Total liabilities and stockholders’ deficit	135,522	165,634

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
					January 22,
					2007 (Date of
	Three Months Ended		Six Months Ended		inception) to
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	9,640	1,970	10,190	1,970	32,694

Cost of goods sold	7,222	–	7,712	–	9,947

Gross profit	2,418	1,970	2,478	1,970	22,747

Operating expenses

Business development	–	24,843	591	24,843	314,545
Consulting and advisory	(300)	89,356	128,460	108,148	807,282
Depreciation and amortization	7,191	8,001	14,386	16,783	138,527
Foreign exchange loss (gain)	(21,308)	9,315	(23,257)	4,890	37,015
General and administrative	4,334	52,899	10,404	64,419	382,751
License fees	19,614	–	19,614	–	53,052
Management fees (Note 4)	33,000	26,459	81,000	75,023	1,039,459
Professional fees	51,057	28,397	90,187	37,242	826,149
Public listing costs	6,064	2,637	8,597	3,230	219,509
Rent	9,309	5,734	17,980	16,680	206,045
Research and development	–	–	–	–	418,206
Shareholder communications and awareness	797	28,739	797	29,209	639,482
Travel and promotion	4,011	27,054	7,750	40,783	398,636
Wages and benefits	–	21,263	–	52,558	739,509
Website development/corporate branding	–	–	–	–	195,451
Write down of intangible assets	–	–	–	–	37,815

Total operating expenses	113,769	324,697	356,509	473,808	6,453,433

Loss before other income (expense)	(111,351)	(322,727)	(354,031)	(471,838)	(6,430,686)

Other income (expense)

Accretion of discounts on convertible debentures	–	–	–	–	(45,930)
Government grant income	–	–	–	–	118,324
Interest expense	(6,190)	(6,164)	(12,642)	(12,329)	(82,576)
Gain (loss) on settlement of debt	–	(61,895)	3,250	(61,895)	(56,378)

Total other income (expense)	(6,190)	(68,059)	(9,392)	(74,224)	(66,560)

Net loss for the period	(117,541)	(390,786)	(363,423)	(546,062)	(6,497,246)

Less: net loss attributable to the non-controlling interest	6,441	–	25,001	–	78,016

Net loss attributable to Mantra Venture Group Ltd.	(111,100)	(390,786)	(338,422)	(546,062)	(6,419,230)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	–	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	44,003,256	36,406,602	42,443,420	35,555,566

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
			January 22, 2007
	Six Months Ended	Six Months Ended	(date of inception) to
	November 30,	November 30,	November 30,
	2011	2010	2011
	$	$	$

Operating activities

Net loss for the period	(363,423)	(546,062)	(6,497,246)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	14,386	16,783	138,527
Foreign exchange loss	5,017	841	9,484
Loss (gain) on settlement of debt	(3,250)	61,895	56,378
Stock-based compensation	78,500	50,000	1,547,583
Write-down of intangible assets	–	–	37,815
Changes in operating assets and liabilities:
Amounts receivable	(16,889)	46	(42,438)
Inventory	1,024	–	(14,955)
Prepaid expenses and deposits	2,960	(7,239)	(18,389)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	94,266	41,116	1,097,935
Due to related parties	45,060	61,125	250,755

Net cash used in operating activities	(142,349)	(321,495)	(3,400,621)

Investing activities
Purchase of property and equipment	–	–	(175,797)

Net cash used in investing activities	–	–	(175,797)
Financing activities

Proceeds from loans payable	34,690	4,871	143,126
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	79,028	315,300	3,193,762

Net cash provided by financing activities	113,718	320,171	3,586,888

Change in cash	(28,631)	(1,324)	10,470
Cash, beginning of period	39,101	4,325	–

Cash, end of period	10,470	3,001	10,470

Non-cash investing and financing activities:
Shares issued to settle debt	22,750	90,895	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficit of $1,312,054, has not generated significant revenues, and has accumulated losses of $6,419,230 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

			November 30,
			2011	May 31,
		Accumulated	Net carrying	2011
	Cost	depreciation	value	Net carrying value
	$	$	$	$
Automobile	11,938	11,447	491	1,684
Leasehold improvements	25,144	8,319	16,825	19,340
Office furniture and equipment	53,777	40,480	13,297	18,673
Research equipment	53,793	35,136	18,657	23,959
	144,652	95,382	49,270	63,656

4.	Related Party Transactions

	(a)	During the six months ended November 30, 2011, the Company incurred management fees of $36,000 (2010 - $48,023) to the President of the Company.

	(b)	During the six months ended November 30, 2011, the Company incurred management fees of $30,000 (2010 - $18,659) to the spouse of the President of the Company.

	(c)	During the six months ended November 30, 2011, the Company incurred management fees of $15,000 (2010 - $31,760) to directors of the Company.

	(d)	During the six months ended November 30, 2011, the Company incurred management fees of $nil (2010 - $18,000) to an accounting firm where the former Chief Financial Officer of the Company is a partner.

	(e)	During the six months ended November 30, 2011, the Company incurred management fees of $nil (2010 - $27,000) to the former Vice President of the Company.

	(f)	As at November 30, 2011, the Company owes $35,033 (May 31, 2011 - $25,184) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(g)	As at November 30, 2011, the Company owes $25,310 (May 31, 2011 - $13,207) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

(h)

As at November 30, 2011, the Company owes a total of $190,412 (May 31, 2011 - $167,304) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at November 30, 2011, the amount of $86,003 (Cdn$87,695) (May 31, 2011 - $70,403 (Cdn$68,250)) is owed to non-related parties which is non-interest bearing, unsecured, and due on demand.

(b)

As at November 30, 2011, the amount of $29,421 (Cdn$30,000) (May 31, 2011 – $nil) is owed to a non- related party, which bears a one-time interest charge of $196 (Cdn$200), is unsecured, and due on demand.

	(c)	As at November 30, 2011, the amount of $36,990 (May 31, 2011 - $42,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

6.	Convertible Debentures

In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non- transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

(a)

As at November 30, 2011, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000. As at November 30, 2011, the shares had not been issued.

	(b)	On June 23, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 20,000 shares of common stock at $0.10 per share for proceeds of $2,000.

	(c)	On July 27, 2011, the Company issued 150,000 shares of common stock with a fair value of $12,000 to a consultant for financial public relations services.

	(d)	On July 27, 2011, the Company issued 250,000 shares of common stock with a fair value of $17,500 pursuant to an investor relations agreement.

	(e)	On August 8, 2011, the Company issued 700,000 shares of common stock with a fair value of $49,000 to a consultant for services.

(f)

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

(g)

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

7.	Common Stock (continued)

(h)

During the six months ended November 30, 2011, the Company received share subscriptions for 1,120,550 units at $0.05 per unit for proceeds of $56,028. Each unit will consist of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$
Balance, May 31, 2011	7,736,497	0.22
Issued	2,062,500	0.20
Expired	(1,802,666)	0.30
Balance, November 30, 2011	7,996,331	0.20

As at November 30, 2011, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

33,333	0.30	December 5, 2011
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
1,562,500	0.20	October 22, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013

7,996,331

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2011	1,575,000	0.17
Expired	(75,000)	0.15
Outstanding and exercisable, November 30, 2011	1,500,000	0.17	1.4	–

Additional information regarding stock options as of November 30, 2011, is as follows:

	Exercise
Number of	price
options	$	Expiry date

250,000	0.15	January 13, 2012
250,000	0.25	November 1, 2012
500,000	0.10	March 31, 2013
500,000	0.10	May 17, 2014

1,500,000

10.	Commitments

(a)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

		•	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (accrued);
		•	a further license fee of Cdn$15,000 (accrued) to be paid within ninety days of September 2, 2009; and
		•	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (accrued)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000
September 1, 2013	Cdn$40,000
September 1, 2014 and each
successive anniversary	Cdn$50,000

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
Six months ended November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

10.	Commitments (continued)

(b)

On August 6, 2010, the Company entered into a premises agreement for a period of eighteen months where it is obligated to pay a base rent of Cdn$1,894 per month for the first year and Cdn$2,030 per month thereafter.

(c)

On July 27, 2011, the Company entered into an agreement where it is obligated to pay the investor relations consultant 250,000 shares of common stock per month for a period of six months after the services have been rendered.

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

On August 25, 2011, we entered into a consulting agreement with Richard Malcolm Smith, whereby Mr. Smith has agreed to provide certain management consulting services to our company for a period of six months regarding our ongoing corporate development and acquisitions. In consideration for the services, we issued to Mr. Smith 700,000 shares of our common stock, previously registered on a Form S-8 registration statement.

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

The existing applications of ERC by-products include use as feedstock preservatives, de-icing solutions, and baking soda, among others. Sodium Formate and Formic Acid, two of the main by-products of ERC, currently have an average market value of $1,200/ton, with more than 600,000 tons of formic acid produced annually (Li, 2006). Their applications are diverse, including feedstock preservatives, de-icing solutions, cleaning solutions and baking soda to name a few. The market for formic acid has experienced continual growth and demand over the past several years, mainly attributed to the following: European and developing country demand for formic acid in silage, rising raw materials, energy and logistics costs; and animal feed preservative and Asian demand for formic acid in leather, rubber, food and pharmaceutical industries. The average market price of formic acid is expected to increase by as much as 20% in 2012. (Dunia Frontier Consultants, 2008).

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

Results of Operations for the Three Month Periods Ended November 30, 2011 and November 30, 2010.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2011 which are included herein.

Our operating results for three month periods ended November 30, 2011 and November 30, 2010 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	November 30, 2011
	Ended	Ended	and
	November 30, 2011	November 30, 2010	November 30, 2010
	($)	($)	($)
Revenue	9,640	1,970	7,670
Operating expenses	113,769	324,697	(210,928)
Net Loss	(111,100)	(390,786)	(279,686)

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to November 30, 2011 we have generated $32,694 in revenues. For the three months ended November 30, 2011 we generated $9,640 in revenues compared to revenues of $1,970 generated during the same period in 2010. Since our inception on January 22, 2007 to November 30, 2011, we have an accumulated deficit of $6,419,230. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended November 30, 2011 and November 30, 2010 are summarized as follows:

	Three Months Ended
	November 30,
	2011	2010
	($)	($)
Business development	Nil	24,843
Consulting and advisory	(300)	89,356
Depreciation and amortization	7,191	8,001
Foreign exchange loss (gain)	(21,308)	9,315
General and administrative	4,334	52,899
License fees	19,614	Nil
Management fees	33,000	26,459
Professional fees	51,057	28,397
Public listing costs	6,064	2,637
Rent	9,309	5,734
Shareholder communications and awareness	797	28,739
Travel and promotion	4,011	27,054
Wages and benefits	Nil	21,263

For the three months ended November 30, 2011, we incurred total expenses of $113,769 compared to total operating expenses for the three months ended November 30, 2010 of $324,697. The $210,928 decrease is primarily due to decreases in business development, consulting and advisory, general and administrative, shareholder communications and awareness, travel and promotion and wages and benefits expenses, offset by a foreign exchange gain, payment of license fees and increased management, professional fees, public listing costs and rent.

Net Loss

Since our inception on January 22, 2007 to November 30, 2011, we have incurred a net loss of $6,497,246. For the three months ended November 30, 2011 we have incurred a net loss of $117,541 compared to a net loss of $390,786 for the same period in 2010. Our net loss per share for the three months ended November 30, 2011 was $Nil, compared to $0.01 for the same period in 2010.

Results of Operations for the Six Month Periods Ended November 30, 2011 and November 30, 2010.

Our operating results for six month periods ended November 30, 2011 and November 30, 2010 are summarized as follows:

			Difference Between
			Six Month Period
			Ended
	Six Months	Six Months	November 30, 2011
	Ended	Ended	and
	November 30, 2011	November 30, 2010	November 30, 2010
	($)	($)	($)
Revenue	10,190	1,970	8,220
Operating expenses	356,509	473,808	(117,299)
Net Loss	(363,423)	(546,062)	(182,639)

For the six months ended November 30, 2011 we generated $10,190 in revenues compared to revenues of $1,970 generated during the same period in 2010.

Expenses

Our operating expenses for the six month periods ended November 30, 2011 and November 30, 2010 are summarized as follows:

	Six Months Ended
	November 30,
	2011	2010
	($)	($)
Business development	591	24,843
Consulting and advisory	128,460	108,148
Depreciation and amortization	14,386	16,783
Foreign exchange loss (gain)	(23,257)	4,890
General and administrative	10,404	64,419
License fees	19,614	Nil
Management fees	81,000	75,023
Professional fees	90,187	37,242
Public listing costs	8,597	3,230
Rent	17,980	16,680
Shareholder communications and awareness	797	29,209
Travel and promotion	7,750	40,783
Wages and benefits	Nil	52,558

For the six months ended November 30, 2011, we incurred total expenses of $356,509 compared to total operating expenses for the six months ended November 30, 2010 of $473,808. The $117,299 decrease is primarily due to decreases in business development, general and administrative, shareholder communications and awareness, travel and promotion and wages and benefits expenses, offset by a foreign exchange gain, payment of license fees and increased management, professional fees and public listing costs and rent.

Net Loss

For the six months ended November 30, 2011 we have incurred a net loss of $363,423 compared to a net loss of $546,062 for the same period in 2010. Our net loss per share for the six months ended November 30, 2011 was $0.01, compared to $0.02 for the same period in 2010.

Liquidity and Capital Resources

Working Capital
	At November 30,	May 31,
	2011	2011
Current Assets	$86,252	$101,978
Current Liabilities	$1,398,306	$1,245,273
Working Capital Deficit	$(1,312,054)	$(1,143,295)

Cash Flows					January 22,
		Six Months		Six Months	2007
		Ended		Ended	(Inception) to
		November 30,		November 30,	November 30,
		2011		2010	2011
Net Cash Used in Operating Activities		$(142,349)		$(321,495)	$3,400,621
Net Cash Used In Investing Activities	$	Nil	$	Nil	$(175,797)
Net Cash Provided by Financing Activities		$113,718		$320,171	$3,586,888
Change In Cash		$(28,631)		$(1,324)	$10,470

As of November 30, 2011, we had $10,470 cash in our bank accounts and a working capital deficit of $1,312,054. As of November 30, 2011, we had total assets of $135,522 and total liabilities of $1,398,306.

From January 22, 2007 (date of inception) to November 30, 2011, we raised net proceeds of $3,193,762 in cash from the issuance of common stock and share subscriptions received, $143,126 from loans payable and $250,000 from proceeds from the issuance of convertible debentures for a total of $3,586,888 of cash provided by financing activities for the period.

We received net cash of $113,718 from financing activities for the six months ended November 30, 2011 compared to $320,171 for the same period in 2010. During the period in 2011 we raised cash from the issuance of our common stock and share subscriptions received and proceeds from loans payable. In the comparable period, we also raised cash in the same manner.

We used net cash of $142,349 in operating activities for the six months ended November 30, 2011 compared to $321,495 for the same period in 2010. We used net cash of $3,400,621 in operating activities for the period from January 22, 2007 (date of inception) to November 30, 2011.

We did not use any cash in investing activities for the six months ended November, 2011 and 2010.

During the six months ended November 30, 2011 we had a net decrease of $28,631 in our cash position compared to a net decrease of $1,324 for the same period in 2010. Our monthly cash requirements for the six month period ended November 30, 2011 was approximately $59,418 compared to $78,968 for the same period in 2010. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

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

Climate ESCO Ltd.

Mantra Energy Alternatives Ltd.

Mantra China Inc.

Mantra China Limited

Exhibit	Description
Number

Mantra Media Corp.

Mantra NextGen Power Inc.

Mantra Wind Inc.

(31)	Rule 13a-14 / 15d-14 Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

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

Mantra Venture Group Ltd.
(Registrant)

Date: January 24, 2012	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)