Form 10-Q
period 2012-02-29
Mantra Venture Group Ltd.
filed 2012-04-23
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada	V4A 2H9
(Address of principal executive offices)	(Zip Code)

(604) 560-1503
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
45,123,806 common shares issued and outstanding as of April 20, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 29,	May 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Current assets

Cash	11,590	39,101
Amounts receivable	37,353	25,549
Inventory	14,955	15,979
Prepaid expenses and deposits	18,584	21,349

Total current assets	82,482	101,978

Property and equipment (Note 3)	26,368	63,656

Total assets	108,850	165,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	710,210	676,675
Due to related parties (Note 4)	256,770	205,695
Loans payable (Note 5)	198,638	112,903
Convertible debentures (Note 6)	250,000	250,000

Total liabilities	1,415,618	1,245,273

Nature of operations and continuance of business (Note 1)
Commitment (Note 10)
Subsequent events (Note 11)

Stockholders’ deficit

Mantra Venture Group Ltd. stockholders’ deficit

Preferred stock
Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock
Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 44,003,256 shares (May 31, 2011 – 40,540,756 shares)	440	405

Additional paid-in capital	5,106,908	4,827,439

Common stock subscribed	144,644	163,000

Deficit accumulated during the development stage	(6,548,418)	(6,080,808)

Total Mantra Venture Group Ltd. stockholders’ deficit	(1,296,426)	(1,089,964)

Non-controlling interest	(10,342)	10,325

Total stockholders’ deficit	(1,306,768)	(1,079,639)

Total liabilities and stockholders’ deficit	108,850	165,634

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three	Three	Nine	Nine	January 22,
	Months	Months	Months	Months	2007 (Date of
	Ended	Ended	Ended	Ended	inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	2,371	288	12,561	2,258	35,065

Cost of goods sold	1,886	–	9,598	–	11,833

Gross profit	485	288	2,963	2,258	23,232

Operating expenses

Business development	657	–	1,248	24,843	315,202
Consulting and advisory	15,625	88,290	144,085	196,438	822,907
Depreciation and amortization	7,003	6,191	21,389	22,974	145,530
Foreign exchange loss (gain)	14,693	26,233	(8,564)	31,123	51,708
General and administrative	6,727	22,619	17,131	87,038	389,478
License fees	–	–	19,614	–	53,052
Management fees (Note 4)	40,957	34,458	121,957	109,481	1,080,416
Professional fees	15,412	12,033	105,599	49,275	841,561
Public listing costs	1,525	2,425	10,122	5,655	221,034
Rent	5,916	2,656	23,896	19,336	211,961
Research and development	–	–	–	–	418,206
Shareholder communications and awareness	–	(6,722)	797	22,487	639,482
Travel and promotion	3,555	16,918	11,305	57,701	402,191
Wages and benefits	–	37,822	–	90,380	739,509
Website development/corporate branding	–	–	–	–	195,451
Write down of intangible assets	–	–	–	–	37,815

Total operating expenses	112,070	242,923	468,579	716,731	6,565,503

Loss before other income (expense)	(111,585)	(242,635)	(465,616)	(714,473)	(6,542,271)

Other income (expense)

Accretion of discounts on convertible debentures	–	–	–	–	(45,930)
Gain (loss) on settlement of debt	–	–	3,250	(61,895)	(56,378)
Government grant income	–	–	–	–	118,324
Interest expense	(6,357)	(6,096)	(18,999)	(18,425)	(88,933)
Loss on disposal of property and equipment	(14,999)	–	(14,999)	–	(14,999)

Total other income (expense)	(21,356)	(6,096)	(30,748)	(80,320)	(87,916)

Net loss for the period	(132,941)	(248,731)	(496,364)	(794,793)	(6,630,187)

Less: net loss attributable to the non- controlling interest	3,753	–	28,754	–	81,769

Net loss attributable to Mantra Venture Group Ltd.	(129,188)	(248,731)	(467,610)	(794,793)	(6,548,418)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	–	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	44,003,256	37,615,649	42,961,468	34,991,373

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	January 22, 2007
	Ended	Ended	(date of inception)
	February 29,	February 28,	to February 29,
	2012	2011	2012
	$	$	$

Operating activities
Net loss for the period	(496,364)	(794,793)	(6,630,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	21,389	22,974	145,530
Foreign exchange (gain) loss	(1,138)	4,181	3,329
Loss (gain) on settlement of debt	(3,250)	61,895	56,378
Loss on disposal of property and equipment	14,999	–	14,999
Stock-based compensation	92,457	130,790	1,561,540
Write-down of intangible assets	–	–	37,815
Changes in operating assets and liabilities:
Amounts receivable	(11,804)	(4,576)	(37,353)
Inventory	1,024	–	(14,955)
Prepaid expenses and deposits	2,765	(22,920)	(18,584)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	59,535	51,129	1,063,204
Due to related parties	51,075	87,318	256,770

Net cash used in operating activities	(269,312)	(464,002)	(3,527,584)
Investing activities
Purchase of property and equipment	–	–	(175,797)
Proceeds from sale of property and equipment	900	–	900
Net cash used in investing activities	900	–	(174,897)
Financing activities
Proceeds from loans payable	86,873	15,165	195,309
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	154,028	447,450	3,268,762
Net cash provided by financing activities	240,901	462,615	3,714,071
Change in cash	(27,511)	(1,387)	11,590

Cash, beginning of period	39,101	4,325	–
Cash, end of period	11,590	2,938	11,590
Non-cash investing and financing activities:
Shares issued to settle debt	22,750	90,895	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 29, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at February 29, 2012, the Company has a working capital deficit of $1,333,136, has not generated significant revenues, and has accumulated losses of $6,548,418 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

			February 29,	May 31,
			2012	2011
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Automobile	11,938	11,938	–	1,684
Leasehold improvements	–	–	–	19,340
Office furniture and equipment	48,847	38,487	10,360	18,673
Research equipment	53,793	37,785	16,008	23,959
	114,578	88,210	26,368	63,656

4.	Related Party Transactions

	(a)	During the nine months ended February 29, 2012, the Company incurred management fees of $54,000 (February 28, 2011 - $44,481) to the President of the Company.

	(b)	During the nine months ended February 29, 2012, the Company incurred management fees of $39,000 (February 28, 2011 - $26,903) to the spouse of the President of the Company.

	(c)	During the nine months ended February 29, 2012, the Company incurred management fees of $15,000 (February 28, 2011 - $50,000) to directors of the Company.

(d)

During the nine months ended February 29, 2012, the Company incurred management fees of $nil (February 28, 2011 - $18,000) to an accounting firm where the former Chief Financial Officer of the Company is a partner.

	(e)	During the nine months ended February 29, 2012, the Company incurred management fees of $nil (February 28, 2011 - $39,000) to the former Vice President of the Company.

	(f)	On February 20, 2012, the Company granted 500,000 stock options with an exercise price of $0.01 per share expiring on February 20, 2014 to a director of the Company.

	(g)	As at February 29, 2012, the Company owes $37,305 (May 31, 2011 - $25,184) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(h)	As at February 29, 2012, the Company owes $23,786 (May 31, 2011 - $13,207) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

(i)

As at February 29, 2012, the Company owes a total of $195,679 (May 31, 2011 - $167,304) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at February 29, 2012, the amount of $93,173 (Cdn$92,195) (May 31, 2011 - $70,403 (Cdn$68,250)) is owed to non-related parties which is non-interest bearing, unsecured, and due on demand.

(b)

As at February 29, 2012, the amount of $30,318 (Cdn$30,000) (May 31, 2011 – $nil) is owed to a non-related party, which bears a one-time interest charge of $202 (Cdn$200), is unsecured, and due on demand.

	(c)	As at February 29, 2012, the amount of $32,500 (May 31, 2011 - $42,500) is owed to a non- related party which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

5.	Loans Payable (continued)

(d) As at February 29, 2012, the amount of $42,445 (Cdn$42,000) (May 31, 2011 - $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

(a)

As at February 29, 2012, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000 which is included in common stock subscribed.

(b)

As at February 29, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 75,000 shares of common stock at Cdn$1.00 per share for proceeds of $75,000 (Cdn$75,000) which is included in common stock subscribed.

(c)

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

(d)

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

7.	Common Stock (continued)

	(f)	On July 27, 2011, the Company issued 250,000 shares of common stock with a fair value of $17,500 pursuant to an investor relations agreement.

	(g)	On July 27, 2011, the Company issued 150,000 shares of common stock with a fair value of $12,000 to a consultant for financial public relations services.

	(h)	On June 23, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 20,000 shares of common stock at $0.10 per share for proceeds of $2,000.

(i)

During the nine months ended February 29, 2012, the Company received share subscriptions for 1,120,550 units at $0.05 per unit for proceeds of $56,028. Each unit will consist of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2011	7,736,497	0.22
Issued	2,062,500	0.20
Expired	(1,835,999)	0.30
Balance, February 29, 2012	7,962,998	0.20

As at February 29, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
1,337,556	0.20	April 5, 2012
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
1,562,500	0.20	October 22, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013

7,962,998

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

9.	Stock Options

On February 20, 2012, the Company granted 500,000 stock options with an exercise price of $0.01 per share expiring on February 20, 2014. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming a weighted average expected life of 2 years, a risk-free rate of 0.29%, an expected volatility of 260%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.028 per share. During the nine months ended February 29, 2012, the Company recorded stock-based compensation of $13,957 as management fees.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual	value
	of options	$	life (years)	$

Outstanding, May 31, 2011	1,575,000	0.17
Granted	500,000	0.01
Expired	(325,000)	0.15
Outstanding and exercisable, February 29, 2012	1,750,000	0.10	1.0	11,000

Additional information regarding stock options as of February 29, 2012, is as follows:

	Exercise
Number of	price
options	$	Expiry date
250,000	0.25	November 1, 2012
500,000	0.10	March 31, 2013
500,000	0.01	February 20, 2014
500,000	0.10	May 17, 2014
1,750,000

10.	Commitment

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

10.	Commitment (continued)

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

11.	Subsequent Events

(a) Subsequent to February 29, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., received subscription proceeds of $307,000 for 307,000 shares of common stock at Cdn$1.00 per share.

(b)

On March 9, 2012, the Company issued 1,120,550 units at $0.05 per unit for proceeds of $56,028, which was included in common stock subscribed as at February 29, 2012. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

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

Business Overview

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada. Our principal offices are located at #562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada, V4A 2H9. Our telephone number is (604) 560-1503. Our fiscal year end is May 31.

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

On February 20, 2012, we entered into a director agreement with Tommy David Unger. As compensation, under the director agreement, we granted stock options to Mr. Unger to purchase up to 500,000 shares of our common stock at a price of $0.01 per share.

On February 29, 2012, our wholly owned subsidiary, Mantra Energy Alternatives Ltd. entered into subscription agreements with a number of non-US investors for the sale of 3,200,000 shares of Mantra Energy at a price of CAD $1.00 per share, for total proceeds of CAD $3,200,000. Upon the closing of this financing, our company will hold 6,000,000 shares of Mantra Energy out of a total of 9,200,000 issued and outstanding.

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

Results of Operations for the Three Month Periods Ended February 29, 2012 and February 28, 2011.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2012 which are included herein.

Our operating results for three month periods ended February 29, 2012 and February 28, 2011 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	February 29, 2012
	Ended	Ended	and
	February 29, 2012	February 28, 2011	February 28, 2011
	($)	($)	($)
Revenue	2,371	288	2,083
Operating expenses	112,070	242,923	(130,853)
Net Loss	(129,188)	(248,731)	(119,543)

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to February 29, 2012 we have generated $35,065 in revenues. For the three months ended February 29, 2012 we generated $2,371 in revenues compared to revenues of $288 generated during the same period in 2011. Since our inception on January 22, 2007 to February 29, 2012, we have an accumulated deficit of $6,548,418. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended February 29, 2012 and February 28, 2011 are summarized as follows:

	Three Months Ended
	February 29,	February 28,
	2012	2011
	($)	($)
Business development	657	Nil
Consulting and advisory	15,625	88,290
Depreciation and amortization	7,003	6,191
Foreign exchange loss (gain)	14,693	26,233
General and administrative	6,727	22,619
License fees	Nil	Nil
Management fees	40,957	34,458
Professional fees	15,412	12,033
Public listing costs	1,525	2,425
Rent	5,916	2,656
Shareholder communications and awareness	Nil	(6,722)
Travel and promotion	3,555	16,918
Wages and benefits	Nil	37,822

For the three months ended February 29, 2012, we incurred total expenses of $112,070 compared to total operating expenses for the three months ended February 28, 2011 of $242,923. The $130,853 decrease is primarily due to decreases in consulting and advisory fees, foreign exchange loss, general and administrative expenses, public listing costs, travel and promotion expenses and wages and benefit expenses.

Net Loss

Since our inception on January 22, 2007 to February 29, 2012, we have incurred a net loss of $6,548,418. For the three months ended February 29, 2012 we have incurred a net loss of $129,188 compared to a net loss of $248,731 for the same period in 2011. Our net loss per share for the three months ended February 29, 2012 was $Nil, compared to $0.01 for the same period in 2011.

Results of Operations for the Nine Month Periods Ended February 29, 2012 and February 28, 2011.

Our operating results for nine month periods ended February 29, 2012 and February 28, 2011 are summarized as follows:

			Difference Between
			Nine Month Period
			Ended
	Nine Months	Nine Months	February 29, 2012
	Ended	Ended	and
	February 29, 2012	February 28, 2011	February 28, 2011
	($)	($)	($)
Revenue	12,561	2,258	10,303
Operating expenses	468,579	716,731	(248,152)
Net Loss	(467,610)	(794,793)	(327,183)

For the nine months ended February 29, 2012 we generated $12,561 in revenues compared to revenues of $2,258 generated during the same period in 2011.

Expenses

Our operating expenses for the nine month periods ended February 29, 2012 and February 28, 2011 are summarized as follows:

	Nine Months Ended
	February 29,	February 28,
	2012	2011
	($)	($)
Business development	1,248	24,843
Consulting and advisory	144,085	196,438
Depreciation and amortization	21,389	22,974
Foreign exchange loss (gain)	(8,564)	31,123
General and administrative	17,131	87,038
License fees	19,614	Nil
Management fees	121,957	109,481
Professional fees	105,599	49,275
Public listing costs	10,122	5,655
Rent	23,896	19,336
Shareholder communications and awareness	797	22,487
Travel and promotion	11,305	57,701
Wages and benefits	Nil	90,380

For the nine months ended February 29, 2012, we incurred total expenses of $468,579 compared to total operating expenses for the nine months ended February 28, 2011 of $716,731. The $248,152 decrease is primarily due to decreases in business development costs, consulting and advisory fees, depreciation and amortization, general and administrative expenses, shareholder communication and awareness expenses, travel and promotion expenses and wages and benefit expenses.

Net Loss

For the nine months ended February 29, 2012 we have incurred a net loss of $467,610 compared to a net loss of $794,793 for the same period in 2011. Our net loss per share for the nine months ended February 29, 2012 was $0.01 compared to $0.02 for the same period in 2011.

Liquidity and Capital Resources

Working Capital
	At
	February 29,	May 31,
	2012	2011
Current Assets	$82,482	$101,978
Current Liabilities	$1,415,618	$1,245,273
Working Capital Deficit	$(1,333,136)	$(1,143,295)

Cash Flows				January 22,
	Nine Months		Nine Months	2007
	Ended		Ended	(Inception) to
	February 29,		February 28,	February 29,
	2012		2011	2012
Net Cash Used in Operating Activities	$(269,312)		$(464,002)	$(3,527,584)
Net Cash Used In Investing Activities	$900	$	Nil	$(174,897)
Net Cash Provided by Financing Activities	$240,901		$462,615	$3,714,071
Change In Cash	$(27,511)		$(1,387)	$11,590

As of February 29, 2012, we had $11,590 cash in our bank accounts and a working capital deficit of $1,333,136. As of February 29, 2012 we had total assets of $108,850 and total liabilities of $1,415,618.

From January 22, 2007 (date of inception) to February 29, 2012, we raised net proceeds of $3,268,762 in cash from the issuance of common stock and share subscriptions received, $195,309 from loans payable and $250,000 from proceeds from the issuance of convertible debentures for a total of $3,714,071 of cash provided by financing activities for the period.

We received net cash of $240,901 from financing activities for the nine months ended February 29, 2012 compared to $462,615 for the same period in 2011. During the period in 2012 we raised cash from the issuance of our common stock and share subscriptions received and proceeds from loans payable. In the comparable period, we also raised cash in the same manner.

We used net cash of $269,312 in operating activities for the nine months ended February 29, 2012 compared to $464,002 for the same period in 2011. We used net cash of $3,527,584 in operating activities for the period from January 22, 2007 (date of inception) to February 29, 2012.

We did not use any cash in investing activities for the nine months ended February 29, 2012 and February 28, 2011.

During the nine months ended February 29, 2012 we had a net decrease of $27,511 in our cash position compared to a net decrease of $1,387 for the same period in 2011. Our monthly cash requirements for the nine month period ended February 29, 2012 was approximately $29,924 compared to $51,556 for the same period in 2011. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2012, we issued 500,000 stock options with an exercise price of $0.01 per share expiring on February 14, 2014 to one non-U.S. person in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 20, 2012, we accepted the resignation of Elden Schorn as director of our company. Mr. Schorn’s resignation was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise. Concurrently with Mr. Schorn’s resignation, we appointed Tommy David Unger as director of our company to fill the ensuing vacancy.

Item 6. Exhibits

Exhibit Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2008)

(3)	Articles of Incorporation, Bylaws

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2008)

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (incorporated by reference to our Current Report on Form 8-K filed on December 11, 2008)

10.3	Contractor Proposal Agreement entered into with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed on February 4, 2009)

10.4	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed on March 2, 2009)

10.5	Extension of Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed on September 15, 2009)

10.6	Contractor Proposal Agreement entered into with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed on March 26, 2009)

10.7	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed on November 6, 2009)

10.8

Technology Development Cooperation Agreement entered into with KC Cottrell Co., Ltd. and Korea Southern Power Co., Ltd. on August 16, 2010. (incorporated by reference to our Current Report on Form 8-K filed on August 17, 2010)

Exhibit	Description
Number

10.9	Consulting Agreement with Richard Malcolm Smith dated August 25, 2011. (incorporated by reference to our Current Report on Form 8-K filed on September 1, 2011)

10.10	Director Agreement with Tommy David Unger dated February 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2012)

10.11	Form of Mantra Energy Alternatives Ltd. Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

(21)	List of Subsidiaries

21.1	Carbon Commodity Corporation Climate ESCO Ltd. Mantra Energy Alternatives Ltd. Mantra China Inc. Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.

(31)	Rule 13a-14 / 15d-14 Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Mantra Venture Group Ltd.
(Registrant)

Date: April 23, 2012	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)