Form 10-K
period 2012-05-31
Mantra Venture Group Ltd.
filed 2012-09-13
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [  ] to [  ]

Commission file number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada	V4A 2H9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(604) 560-1503

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes [  ]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [  ]          No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]          No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2011 was $1,320,098 based on a $0.03 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
47,783,139 common shares as of September 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this annual report, the terms "we", "us", "our", “our company”, and "Mantra" mean Mantra Venture Group Ltd. and our subsidiary Mantra Energy Alternatives Ltd. and our our wholly owned subsidiaries Carbon Commodity Corporation, Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd., unless otherwise indicated.

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

On May 17, 2011, we entered into a director agreement with EldenSchorn. As compensation, under the agreement, we granted stock options to Mr. Schorn to purchase up to 500,000 shares of our common stock at a price of $0.10 per share. Mr. Schorn resigned as director of our company on February 20, 2012. Pursuant to the terms of the Option Agreement, his options expired on August 18, 2012.

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

On February 20, 2012, we entered into a director agreement with Tommy David Unger. As compensation, under the director agreement, we granted stock options to Mr. Unger to purchase up to 500,000 shares of our common stock at a price of $0.01 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement.

On February 29, 2012, our wholly owned subsidiary, Mantra Energy Alternatives Ltd., entered into subscription agreements with a number of non-US investors for the sale of 3,200,000 shares of Mantra Energy at a price of CAD $1.00 per share, for total proceeds of CAD $3,200,000. Upon the closing of this financing, our company will hold 6,000,000 shares of Mantra Energy out of a total of 9,200,000 issued and outstanding.

On April 3, 2012, we entered into a consulting agreement with BC0848571 Ltd., a company controlled by Tommy David Unger, a director of our company, whereby Mr. Unger has agreed to provide consulting services as our company’s vice president of corporate finance for a period of twelve (12) months. In consideration for agreeing to provide such consulting services by Mr. Unger, we have agreed to pay a salary of $5,000 per month and to grant 250,000 options to acquire 250,000 shares of our common stock at a purchase price of $0.03 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement.

Effective June 19, 2012, our company’s subsidiary, Mantra Energy, entered into a service contract with PowerTech Labs Inc., whereby PowerTech will assist Manta Energy in the evaluation and the development of our ERC System under specific terms and conditions for a period ending February 19, 2013. As compensation, PowerTech will be paid $171,000 plus the cost of materials as further described in the service contract.

On October 28, 2008, we entered into a convertible debenture with StichtingAdministratiekantoor Carlos Bijl (“Bijl”) for a principal amount of $150,000 and an annual interest rate of 10%. Bijl started an action in the Supreme Court of British Columbia for non-payment of the convertible debenture.

On July 18, 2012, we entered into a settlement agreement with Bijl dated July 16, 2012, pursuant to which:

  the due date of the convertible debenture would be extended to April 11, 2013;
  within 5 business days we pay $43,890.41 representing net interest to and including September 30, 2012, less $15,000 we forwarded to Bijl on February 16, 2012;
  commencing on October 31, 2012 we will pay accrued monthly interest at 10% per annual until April 11, 2013;
  we will pay a $10,000 premium on the $150,000 principal of the convertible debenture when we satisfy it on April 11, 2013.

On July 31, 2012, Mantra Energy Alternatives Ltd. (“Mantra Energy”), a subsidiary of Mantra Venture Group Ltd., entered into a Master Services Agreement with Tekion (Canada), Inc. Mantra Energy’s ERC technology converts CO2 in stack gases to a formate salt which can then be further processed into formic acid or used to operate a fuel cell to generate power. Mantra Energy has engaged Powertech Labs to do further engineering on the system. In order to get this technology to commercialization, Tekion has proposed a program that will run in parallel to the Powertech program to help Mantra with some of the critical issues regarding this process.

Pursuant to the terms of the Master Services Agreement, Tekion will provide services to Mantra Energy as follows:

1.	Mantra Energy will authorize provision of services from time to time by the execution of a Statement of Work (“SOW”).

2.	Tekion shall provide Mantra Energy with the deliverables, and on the terms, as specified in the SOW.

3.

Mantra Energy shall not be liable for any deliverable to be provided by Tekion unless and until the same is decided by Mantra Energy as being in compliance with the functions, features, capabilities, components, aspects, qualities and capacities described in any specification agreed to by the parties relating to deliverables. Mantra Energy shall not unreasonably withhold its acceptance of any such deliverable.

4.

Mantra Energy agrees to pay Tekion in the manner specified in each SOW. In addition, Mantra Energy will be responsible for and shall reimburse Tekion for any reasonable travel or other business consulting related expenses incurred by Tekion which directly relate to fulfilling a SOW, including, without limitation, air and other travel (including car rental) and lodging expenses, internet access while travelling, copying and reproduction and related expenses and cellular phone charges, including long distance, roaming and other related cellular phone charges.

Also on July 31, 2012, Mantra Energy entered into a SOW with Tekion setting out the work summary, deliverables, budgets and timelines in several stages as follows:

Stage 1 – Baseline electrode/membrane materials selection.
     Budgeted Cost: $ 49,900 + materials
     Timeline: 8 weeks

Stage 2a – Reactor scale-up
     Budgeted Cost: $ 74,850 + materials
     Timeline: 12 weeks (parallel with Stages 1, 2b)

Stage 2b – Improving catalyst functionality (if required)
     Budgeted Cost: $ 62,375 + materials
     Timeline: 10 weeks (parallel with Stage 2a)

Stage 3 – Single cell characterization
     Budgeted Cost: $ 49,900 + materials
     Timeline: 4 weeks

Stage 4 – Conceptual 100 kg/day pilot plant design
     Budgeted Cost:$ 24,950 + materials
     Timeline: 4 weeks

Mantra Energy provided an upfront payment to Tekion of $50,000 on the signing of the SOW.

Electro Reduction of Carbon Dioxide (“ERC”)

On November 2, 2007, through our subsidiary, Mantra Energy Alternatives Ltd., we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide as embodied by and described in the following patent cooperation treaty application:

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
  Fast cathode deterioration raises costs and makes the method labour intensive; and
  Highly expensive and cumbersome hydrogen (H2 ) is required as a feed reactant.

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
  Low operating temperature and pressure make it possible to rely on renewable sources of electricity instead of fossil fuels; and
  Hydrogen (H2 ) is not required as feed reactant.

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

Research and Development Expenditures

During the year ended May 31, 2012 we spent $11,596 on research and development. For the last two fiscal years, we have spent $11,596on research and development. We anticipate that we will incur $3,500,000 in expenses on research and development for ERC as well as other technologies we may acquire over the next 12 months.

Employees

As of September 10, 2012, we had 2 employees engaged in administrative duties, website development and marketing. All of these employees were engaged on a full-time basis. Additionally, we have retained a number of consultants for legal, accounting and investor relations services.

Intellectual Property

We acquired the process for the “Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”, or the ERC technology, on November 2, 2007 pursuant to a technology assignment agreement with 0798465 BC Ltd. According to the agreement, we paid 0798465 BC Ltd. 40,000 common shares at a fair market value of $0.25 per share and 250,000 options to purchase our common shares at an exercise price of $0.25 per share until October 31, 2012. The process for the ERC technology was developed by Dr. Colin Oloman and Dr. Hui Li at the University of British Columbia's Clean Energy Research Center in Vancouver, British Columbia. They filed the initial patent application for the invention under the Patent Cooperation Treaty in 2006. We acquired all right and title in and to the ERC technology as embodied by and described in the following patent cooperation treaty application:

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

Our principal executive offices are located at #562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada, V4A 2H9. Our telephone number is (604) 560-1503. The office is approximately1,650 square feet in size and is leased for a term of twelve months. The lease began on January 2012 and will end in January 2013. Currently we pay approximately $1,200 per month for our office space in Surrey.

Item 3.	Legal Proceedings

On May 23, 2012, a former employee of our company delivered a Notice of Application seeking against our company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. Our company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of our company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, our company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of our company’s claim for the return of the shares cannot yet be determined.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases ofEquity Securities

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

The following table reflects the high and low bid information for our common stock obtained from Stockwatchon the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
May 31, 2012	0.1199	0.032
February 29, 2012	0.035	0.0101
November 30, 2011	0.095	0.025
August 31, 2011	0.1	0.04
May 31, 2011	0.134	0.061
February 28, 2011	0.14	0.063
November 30, 2010	0.19	0.075
August 31, 2010	0.155	0.06
May 31, 2010	0.17	0.02

Holders

As of September10, 2012, there were approximately 123 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of May 31, 2012, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

On March 15, 2012, we issued 500,000 shares for proceeds of $5,000 pursuant to the exercise of stock options. These shares were issued to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On March 9, 2012, we issued 1,120,550 units at $0.05 per unit for proceeds of $56,028. Each unit consists of one share of common stock and one share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days. These securities were issued to four (4) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On April 3, 2012 we issued 250,000 stock options to acquire 250,000 shares of our common stock at a purchase price of $0.03 per share pursuant to a consulting agreement with BC0848571 Ltd. These securities were issued to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Purchase of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2012.

Item 6.	Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Results of Operations for the Years Ended May 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2012 and 2011.

Our operating results for the years ended May 31, 2012 and 2011 are summarized as follows:

	Year Ended
	May 31
	2012	2011

Revenue	$13,281	$2,606
Operating Expenses	$(706,316)	$(1,001,275)
Other Income (Expense)	$33,931	$(88,949)
Net Loss	$(669,342)	$(1,089,853)

Revenues

Our revenues for the year ended May 31, 2012 were $13,281, compared to our revenue for the year ended May 31, 2011, which were $2,602, representing approximately an 80.38% increase.

Operating Expenses

Our operating expenses for the year ended May 31, 2012 and May 31, 2011 are outlined in the table below:

		Year Ended
		May 31
		2012		2011

Business development		$18,552		$62,861
Consulting and advisory		$178,016		$245,710
Depreciation and amortization		$26,493		$31,179
Foreign exchange loss (gain)		$(21,139)		$34,601
General and administrative		$55,504		$48,250
License fees		$19,614		$5,000
Management fees		$168,811		$187,572
Professional fees		$153,833		$79,104
Public listing costs		$11,588		$7,081
Rent		$33,118		$31,891
Research and development		$11,596	$	Nil
Shareholder communications and awareness		$2,793		$58,911
Travel and promotion		$35,082		$70,336
Wages and benefits	$	Nil		$138,779
Write-down of inventory		$12,455	$	Nil

The decrease in operating expenses for the year ended May 31, 2012, compared to the same period in fiscal 2011, was mainly due to decreases in business development costs, consulting and advisory fees, depreciation and amortization, management fees, shareholder communications and awareness, travel and promotion and wages and benefits.

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

As of May 31, 2012, our total current assets were $274,360and our total current liabilities were $1,208,690and we had a working capital deficit of $934,121. Our financial statements report a net loss of $669,342for the year ended May 31, 2012 and a net loss of $6,803,165for the period from January 22, 2007 (date of inception) to May 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	Year Ended	Year Ended
	May 31, 2012	May 31, 2011

Net Cash Used in Operating Activities	$(553,161)	$(603,370)
Net Cash Used In Investing Activities	$(802)	$(20,162)
Net Cash Provided by Financing Activities	$730,462	$658,308
Cash increase during the year	$176,499	$34,776

We had cash in the amount of $215,600 as of May 31, 2012 as compared to $39,101as of May 31, 2011. We had a working capital deficit of $934,121 as of May 31, 2012 compared to working capital deficit of $1,143,295as of May 31, 2011.

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

Description	Estimated expenses ($)
Research and Development	2,200,000
Consulting Fees	250,000
Commercialization of ERC	1,300,000
Shareholder communication and awareness	200,000
Professional Fees	300,000
Wages and Benefits	200,000
Management Fees	150,000
Total	4,600,000

In order to fully carry out our business plan, we need additional financing of approximately $4,600,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, valuation of inventory, stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Our company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by our company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
May 31, 2012
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Mantra Venture Group Ltd. (a development stage company) as of May 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from January 22, 2007 (date of inception) to May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Mantra Venture Group Ltd. accumulated from January 22, 2007 (date of inception) to May 31, 2008 were audited by other auditors whose reports dated September 15, 2008 and September 20, 2007 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from January 22, 2007 (date of inception) to May 31, 2008 reflect a net loss of $2,046,612 of the related cumulative totals. The auditors’ reports have been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the reports of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended and accumulated from January 22, 2007 (date of inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 11, 2012

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2012	2011
	$	$

ASSETS
Current assets
Cash	215,600	39,101
Amounts receivable	16,120	25,549
Inventory	2,500	15,979
Prepaid expenses and deposits	40,140	21,349
Total current assets	274,360	101,978
Property and equipment (Note 3)	22,966	63,656
Total assets	297,326	165,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	536,888	676,675
Due to related parties (Note 4)	244,455	205,695
Loans payable (Note 5)	227,347	112,903
Convertible debentures (Note 6)	200,000	250,000
Total current liabilities	1,208,690	1,245,273
Loans payable (Note 5)	60,297	–
Total liabilities	1,268,987	1,245,273
Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent events (Note 12)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock
Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 45,623,806 (2011 – 40,540,756) shares	456	405
Additional paid-in capital	5,675,442	4,827,439
Common stock subscribed (Note 7)	144,916	163,000
Common stock subscriptions receivable (Note 7)	(94,708)	–
Deficit accumulated during the development stage	(6,689,470)	(6,080,808)
Total Mantra Venture Group Ltd. stockholders’ deficit	(963,364)	(1,089,964)
Non-controlling interest	(8,297)	10,325
Total stockholders’ deficit	(971,661)	(1,079,639)
Total liabilities and stockholders’ deficit	297,326	165,634

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)

			Accumulated from
			January 22, 2007
	Year Ended	Year Ended	(date of inception
	May 31,	May 31,	to May 31,
	2012	2011	2012
	$	$	$

Revenue	13,281	2,606	35,785

Cost of goods sold	10,238	2,235	12,473

Gross profit	3,043	371	23,312

Operating expenses
Business development	18,552	62,861	332,506
Consulting and advisory	178,016	245,710	856,838
Depreciation and amortization	26,493	31,179	150,634
Foreign exchange loss (gain)	(21,139)	34,601	39,133
General and administrative	55,504	48,250	427,851
License fees	19,614	5,000	53,052
Management fees (Note 4)	168,811	187,572	1,127,270
Professional fees	153,833	79,104	889,795
Public listing costs	11,588	7,081	222,500
Rent	33,118	31,891	221,183
Research and development	11,596	–	429,802
Shareholder communications and awareness	2,793	58,911	641,478
Travel and promotion	35,082	70,336	425,968
Wages and benefits	–	138,779	739,509
Website development/corporate branding	–	–	195,451
Write-down of intangible assets	–	–	37,815
Write-down of inventory	12,455	–	12,455

Total operating expenses	706,316	1,001,275	6,803,240

Loss before other income (expense)	(703,273)	(1,000,904)	(6,779,928)

Other income (expense)
Accretion of discounts on convertible debentures	–	–	(45,930)
Gain (loss) on settlement of debt	81,463	(59,628)	21,835
Government grant income	–	–	118,324
Interest expense	(32,533)	(29,321)	(102,467)
Loss on disposal of property and equipment	(14,999)	–	(14,999)

Total other income (expense)	33,931	(88,949)	(23,237)

Net loss for the period	(669,342)	(1,089,853)	(6,803,165)

Less: net loss attributable to the non-controlling interests	60,680	53,015	113,695

Net loss attributable to Mantra Venture Group Ltd.	(608,662)	(1,036,838)	(6,689,470)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.01)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	43,582,643	37,546,457

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2012
(Expressed in U.S. dollars)

				Deficit
				accumulated
				during the	Total
	Common stock		Additional	development	stockholders’
		Amount	paid-in capital	stage	equity (deficit)
	Number	$	$	$	$

Balance, January 22, 2007 (date of inception)	–	–	–	–	–

Stock issued for cash at $0.00001 per share	15,000,000	150	150	–	300
Stock issued for cash at $0.02 per share	1,750,000	18	34,982	–	35,000
Stock issued for services at $0.02 per share	10,000	–	200	–	200
Net loss for the period	–	–	–	(30,594)	(30,594)

Balance, May 31, 2007	16,760,000	168	35,332	(30,594)	4,906

Stock Issued for Cash
Stock issued at $0.10 per share	1,221,500	12	122,138	–	122,150
Units issued at $0.125 per share	1,600,000	16	199,984	–	200,000
Stock issued at $0.25 per share	1,399,078	14	349,756	–	349,770
Stock issued at $0.30 per share	100,000	1	29,999	–	30,000
Units issued at $0.40 per share	898,750	9	359,491	–	359,500

Stock Issued for Services
Stock issued at $0.25 per share	100,000	1	24,999	–	25,000
Stock issued at $0.30 per share	133,333	2	39,998	–	40,000
Stock issued at $0.40 per share	125,000	1	49,999	–	50,000
Units issued at $0.40 per share	600,000	6	239,994		240,000
Stock issued at $0.83 per share	200,000	2	165,998	–	166,000

Issued for Intangible Assets
Stock issued at $0.25 per share	40,000	–	10,000	–	10,000
Stock options granted	–	–	27,815		27,815

Stock issued upon exercise of warrants	275,000	3	137,497	–	137,500

Fair value of stock options granted	–	–	158,884	–	158,884

Net loss for the year	–	–	–	(2,016,018)	(2,016,018)

Balance, May 31, 2008	23,452,661	235	1,951,884	(2,046,612)	(94,493)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2012
(Expressed in U.S. dollars)

					Deficit
				Common	accumulated
				stock	during the	Total
	Common Stock		Additional	subscriptions	development	stockholders’
		Amount	paid-in capital	receivable	stage	equity (deficit)
	Number	$	$	$	$	$

Balance, May 31, 2008	23,452,661	235	1,951,884	–	(2,046,612)	(94,493)

Stock Issued for Cash
Units issued at $0.125 per share	2,400,000	24	299,976	–	–	300,000
Units issued at $0.15 per share	1,741,831	18	261,256	(15,000)	–	246,274
Units issued at $0.25 per share	1,180,000	12	294,988	–	–	295,000

Stock Issued for Services
Stock issued at $0.15 per share	25,000	–	3,750	–	–	3,750
Stock issued at $0.20 per share	37,500	–	7,500	–	–	7,500
Stock issued at $0.36 per share	37,500	–	13,500	–	–	13,500
Stock issued at $0.36 per share	25,000	–	9,000	–	–	9,000
Stock issued at $0.40 per share	50,000	1	19,999	–	–	20,000
Stock issued at $0.41 per share	37,500	–	15,375	–	–	15,375
Stock issued at $0.45 per share	62,500	1	28,124	–	–	28,125

Stock Issued for Debt
Units issued at $0.15 per share	950,777	10	142,607	–	–	142,617
Stock issued at $0.25 per share	40,000	–	10,000	–	–	10,000
Units issued at $0.27 per share	18,519	–	5,000	–	–	5,000

Discount on convertible debentures	–	–	45,930	–	–	45,930

Fair value of stock options granted	–	–	337,397	–	–	337,397

Net loss for the year	–	–	–	–	(1,778,591)	(1,778,591)

Balance, May 31, 2009	30,058,788	301	3,446,286	(15,000)	(3,825,203)	(393,616)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2012

						Deficit
					Common	accumulated
			Additional	Common	stock	during the	Total
	Common Stock		paid-in	stock	subscriptions	development	stockholders’
		Amount	capital	subscribed	receivable	stage	equity (deficit)
	Number	$	$	$	$	$	$

Balance, May 31, 2009	30,058,788	301	3,446,286	–	(15,000)	(3,825,203)	(393,616)

Stock Issued for Cash
Units issued at $0.08 per share	1,337,556	14	106,990	–	–	–	107,004
Units issued at $0.15 per share	1,735,999	17	260,383	–	15,000	–	275,400

Stock Issued for Services
Stock issued at $0.24 per share	125,000	1	29,999	–	–	–	30,000
Stock issued at $0.29 per share	25,000	–	7,250	–	–	–	7,250

Stock Issued for Debt
Stock issued at $0.15 per share	300,000	3	44,997	–	–	–	45,000
Stock issued at $0.17 per share	299,192	3	50,860	–	–	–	50,863
Units issued at $0.15 per share	153,333	1	22,999	–	–	–	23,000

Share subscriptions received	–	–	–	45,885	–	–	45,885

Fair value of stock options granted	–	–	66,530	–	–	–	66,530

Net loss for the year	–	–	–	–	–	(1,218,767)	(1,218,767)

Balance, May 31, 2010	34,034,868	340	4,036,294	45,885	–	(5,043,970)	(961,451)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2012

					Deficit
					accumulated
			Additional	Common	during the		Total
	Common Stock		paid-in	stock	development	Non-controlling	stockholders’
		Amount	capital	subscribed	stage	interest	equity (deficit)
	Number	$	$	$	$	$	$

Balance, May 31, 2010	34,034,868	340	4,036,294	45,885	(5,043,970)	–	(961,451)

Stock Issued for Cash
Units issued at $0.05 per share	1,900,000	19	94,981	–	–	–	95,000
Units issued at $0.08 per share	2,387,942	24	191,011	(45,885)	–	–	145,150
Units issued at $0.10 per share	275,000	3	27,497	–	–	–	27,500

Stock Issued by Subsidiary
Stock issued for $0.0033 per share	–	–	32,305	–	–	17,495	49,800
Stock issued at $0.10 per share	–	–	84,655	–	–	45,845	130,500

Stock Issued for Debt
Stock issued at $0.11 per share	175,000	2	19,248	–	–	–	19,250
Stock issued at $0.15 per share	125,946	1	18,891	–	–	–	18,892
Stock issued at $0.18 per share	400,000	4	71,996	–	–	–	72,000

Stock Issued for Services
Stock issued at $0.12 per share	500,000	5	59,995	–	–	–	60,000
Stock issued at $0.13 per share	342,000	3	44,457	–	–	–	44,460
Stock issued at $0.15 per share	400,000	4	59,996	–	–	–	60,000

Share subscriptions received	–	–	–	163,000	–	–	163,000

Fair value of stock options granted	–	–	86,113	–	–	–	86,113

Net loss for the year	–	–	–	–	(1,036,838)	(53,015)	(1,089,853)

Balance, May 31, 2011	40,540,756	405	4,827,439	163,000	(6,080,808)	10,325	(1,079,639)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2012

						Deficit
						accumulated
			Additional	Common	Common stock	during the		Total
	Common Stock		paid-in	stock	subscriptions	development	Non-controlling	stockholders’
		Amount	capital	subscribed	receivable	stage	interest	equity (deficit)
	Number	$	$	$	$	$	$	$

Balance, May 31, 2011	40,540,756	405	4,827,439	163,000	–	(6,080,808)	10,325	(1,079,639)

Stock Issued for Cash
Stock issued at $0.01 per share pursuant to the exercise of stock options	500,000	5	4,995	–	–	–	–	5,000
Units issued at $0.05 per share	1,120,550	11	56,017	–	–	–	–	56,028
Units issued at $0.08 per share	2,037,500	20	162,980	(163,000)	–	–	–	–

Stock Issued by Subsidiaries
Stock issued at Cdn$1.00 per share	–	–	482,737	–	(94,708)	–	33,971	422,000
Stock issued at $0.10 per share	–	–	1,297	–	–	–	703	2,000

Stock Issued for Services
Stock issued at $0.07 per share	950,000	10	66,490	–	–	–	–	66,500
Stock issued at $0.08 per share	150,000	2	11,998	–	–	–	–	12,000

Units issued to settle debt	325,000	3	22,747	–	–	–	–	22,750

Share subscriptions received	–	–	–	131,300	–	–	–	131,300

Share subscriptions received by subsidiary	–	–	–	13,616	–	–	7,384	21,000

Fair value of stock options granted	–	–	38,742	–	–	–	–	38,742

Net loss for the year	–	–	–	–	–	(608,663)	(60,680)	(669,342)

Balance, May 31, 2012	45,623,806	456	5,675,442	144,916	(94,708)	(6,689,471)	(8,297)	(971,661)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)

			Accumulated from
			January 22, 2007
	Year Ended	Year Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2012	2011	2012
	$	$	$

Operating activities
Net loss for the period	(669,342)	(1,089,853)	(6,803,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	26,493	31,179	150,634
Foreign exchange loss (gain)	(10,894)	4,467	(6,427)
Loss (gain) on settlement of debt	(81,463)	59,628	(21,835)
Loss on disposal of property and equipment	14,999	–	14,999
Stock-based compensation	117,242	250,573	1,586,325
Write-down of intangible assets	–	–	37,815
Write-down of inventory	12,455	–	12,455
Changes in operating assets and liabilities:
Amounts receivable	9,429	(11,805)	(16,120)
Inventory	1,024	(15,979)	(14,955)
Prepaid expenses and deposits	(18,791)	(20,271)	(40,140)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	6,927	277,708	1,010,596
Due to related parties	38,760	(89,017)	244,455

Net cash used in operating activities	(553,161)	(603,370)	(3,811,433)

Investing activities
Purchase of property and equipment	(1,702)	(20,162)	(177,499)
Proceeds from sale of property and equipment	900	–	900

Net cash used in investing activities	(802)	(20,162)	(176,599)

Financing activities
Proceeds from loans payable	93,135	47,358	201,571
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	637,327	610,950	3,752,061

Net cash provided by financing activities	730,462	658,308	4,203,632

Change in cash	176,499	34,776	215,600

Cash, beginning of period	39,101	4,325	–

Cash, end of period	215,600	39,101	215,600

Non-cash investing and financing activities:
Shares issued to settle debt	22,750	110,142	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital deficit of $934,121, has not generated significant revenues, and has accumulated losses of $6,689,470 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.84% owned and Mantra Energy Alternatives Ltd., which is 91.95% owned. All inter-company balances and transactions have been eliminated.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, valuation of inventory, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
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
Year ended May 31, 2012
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

As of May 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2011. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2012 and 2011, there were no charges for interest or penalties.

	(j)	Revenue Recognition

The Company earns revenue from the sale of LED lighting and the provision of media design services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or goods have been shipped, and collectability is reasonably assured.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
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
Year ended May 31, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(n)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2012, the Company had 9,545,992 (2011 – 9,873,997) dilutive potential shares outstanding.

	(o)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	(p)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			2012	2011
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Automobile	11,938	11,938	–	1,684
Computer	1,702	95	1,607	–
Leasehold improvements	–	–	–	19,340
Office furniture and equipment	48,847	40,847	8,000	18,673
Research equipment	53,793	40,434	13,359	23,959
	116,280	93,314	22,966	63,656

4.	Related Party Transactions

	(a)	During the year ended May 31, 2012, the Company incurred management fees of $30,000 (2011 - $28,000) to directors of the Company.

	(b)	During the year ended May 31, 2012, the Company incurred management fees of $nil (2011 - $18,000) to an accounting firm where the former Chief Financial Officer of the Company is a partner.

	(c)	During the year ended May 31, 2012, the Company incurred management fees of $nil (2011 - $42,982) to the former Vice President of the Company.

	(d)	During the year ended May 31, 2012, the Company incurred management fees of $nil (2011 - $39,000) to a firm where the former Chief Financial Officer of the Company is a partner.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

4.	Related Party Transactions (continued)

	(e)	As at May 31, 2012, the Company owes $42,033 (2011 - $25,184) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at May 31, 2012, the Company owes $22,444 (2011 - $13,207) to a director of the Company, which is non-interest bearing, unsecured, and due on demand.

(g)

As at May 31, 2012, the Company owes a total of $179,978 (2011 - $167,304) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at May 31, 2012, the amount of $61,106 (Cdn$63,300) (2011 - $65,297 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at May 31, 2012, the amount of $10,000 (2011 - $10,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand.

	(c)	As at May 31, 2012, the amount of $29,183 (Cdn$30,200) (2011 – $nil) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at May 31, 2012, the amount of $17,500 (2011 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at May 31, 2012, the amount of $15,000 (2011 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at May 31, 2012, the amount of $18,225 (Cdn$18,895) (2011 – $5,106 (Cdn$4,950)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(g)	As at May 31, 2012, the amounts of $7,500 and $35,820 (Cdn$37,000) (2011 - $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at May 31, 2012, the amount of $88,820 (Cdn$92,500) (2011 - $nil) is owed, of which $28,523 (Cdn$30,000) is due over the next twelve months.

	(i)	As at May 31, 2012, the amount of $4,490 (2011 - $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

6.	Convertible Debentures

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

6.	Convertible Debentures (continued)

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

On January 19, 2012, the Company entered into a settlement agreement with one of the debenture holders to settle a $50,000 convertible debenture. Refer to Note 5(h). On July 18, 2012, the Company entered into a settlement agreement with the $150,000 debenture holder. Refer to Note 12(e).

7.	Common Stock

Stock transactions during the year ended May 31, 2012:

(a)

As at May 31, 2012, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

(b) As at May 31, 2012, the Company had received subscriptions for 12,359,333 shares of common stock for proceeds of $131,300 which is included in common stock subscribed. Refer to Notes 12(c) and (d).

(c) On March 15, 2012, the Company issued 500,000 shares for proceeds of $5,000 pursuant to the exercise of stock options.

(d)

On March 9, 2012, the Company issued 1,120,550 units at $0.05 per unit for proceeds of $56,028. Each unit consists of one share of common stock and one share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(e)

On February 29, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., issued 525,000 shares of common stock at Cdn$1.00 per share for proceeds of $525,000, of which $94,708 ($103,000 less the non-controlling interest portion of $8,292) was receivable as at May 31, 2012. Refer to Note 12(f).

(f)

On August 31, 2011, the Company issued 2,037,500 units at $0.08 per unit for proceeds $163,000, which was recorded as common stock subscribed as at May 31, 2011. Each unit consisted of one share of common stock and one-half non-transferrable share purchase warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

7.	Common Stock (continued)

Stock transactions during the year ended May 31, 2012 (continued):

(g)

On August 10, 2011, the Company issued 300,000 shares of common stock and 25,000 units with an aggregate fair value of $22,750 to the former Vice President of corporate development for the settlement of $26,000 owing. The Company recorded a gain on settlement of debt of $3,250. Each unit consisted of one common share and one-half non-transferrable warrant to purchase one additional share of common stock at an exercise price of $0.20 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	(h)	On August 8, 2011, the Company issued 700,000 shares of common stock with a fair value of $49,000 to a consultant for services.

	(i)	On July 27, 2011, the Company issued 250,000 shares of common stock with a fair value of $17,500 pursuant to an investor relations agreement.

	(j)	On July 27, 2011, the Company issued 150,000 shares of common stock with a fair value of $12,000 to a consultant for financial public relations services.

	(k)	On June 23, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 20,000 shares of common stock at $0.10 per share for proceeds of $2,000.

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

	(c)	On September 23, 2010, the Company issued 400,000 shares of common stock with a fair value of $60,000 for consulting services rendered.

	(d)	On September 25, 2010, the Company issued 400,000 shares of common stock with a fair value of $72,000 to settle accounts payable.

	(e)	On October 3, 2010, the Company’s subsidiary, Climate ESCO Ltd., issued 14,940,000 shares of common stock at $0.00333 per share for proceeds of $49,800.

(f)

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

7.	Common Stock (continued)

Stock transactions during the year ended May 31, 2011 (continued):

(g)

On October 22, 2010, the Company issued 62,500 units at $0.08 per unit for proceeds of $5,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	(h)	On November 5, 2010, the Company issued 125,946 shares of common stock with a fair value of $18,892 to settle accounts payable.

(i)

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

	(k)	On January 13, 2011, the Company issued 500,000 shares of common stock with a fair value of $60,000 for consulting services.

(l)

On January 27, 2011, the Company issued 1,048,125 units at $0.08 per unit for proceeds of $83,850. Each unit consisted of one common share and one share purchase warrant exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(m)

On March 28, 2011, the Company issued 185,000 units at $0.08 per unit for proceeds of $14,800. Each unit consisted of one common share and one share purchase warrant exercisable for a period of 24 months from the date of closing at a price of $0.20 per share or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	(n)	On March 9, 2011, the Company issued 342,000 shares of common stock with a fair value of $44,460 for consulting services.

	(o)	On May 10, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 1,305,000 shares of common stock at $0.10 per share for proceeds of $130,500.

	(p)	On May 17, 2011, the Company issued 175,000 shares of common stock with a fair value of $19,250 to settle accounts payable.

	(q)	As at May 31, 2011, the Company had received share subscriptions of $163,000 for 2,037,500 units to be issued. Refer to Note 7(f).

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2010	6,726,163	0.31

Issued	4,562,942	0.20
Expired	(3,552,608)	0.35

Balance, May 31, 2011	7,736,497	0.22

Issued	3,183,050	0.20
Expired	(3,173,555)	0.26

Balance, May 31, 2012	7,745,992	0.20

As at May 31, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
573,567	0.20	June 3, 2012
518,750	0.20	August 9, 2012
1,562,500	0.20	October 22, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013
1,120,550	0.20	March 9, 2014
7,745,992

9.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2010	1,608,333	0.25

Granted	1,250,000	0.11
Expired	(1,283,333)	0.25

Outstanding and exercisable, May 31, 2011	1,575,000	0.17

Granted	1,050,000	0.04
Exercised	(500,000)	0.01
Expired	(825,000)	0.12

Outstanding and exercisable, May 31, 2012	1,300,000	0.10	1.0	52,500

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

9.	Stock Options (continued)

Additional information regarding stock options as of May 31, 2012, is as follows:

	Exercise
Number of	price
options	$	Expiry date
250,000	0.25	November 1, 2012
500,000	0.10	March 31, 2013
250,000	0.03	April 3, 2014
200,000	0.05	April 11, 2013
100,000	0.06	May 1, 2014
1,300,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2012	2011
Risk-free Interest rate	0.31%	0.74%
Expected life (in years)	2.0	2.2
Expected volatility	177%	132%

During the year ended May 31, 2012, the Company recorded stock-based compensation of $38,742 (2011 - $86,113) for stock options granted.

The weighted average fair value of the stock options granted during 2012 was $0.04 (2011 - $0.07) per option.

As of May 31, 2012, the Company had no unrecognized compensation expense relating to unvested options.

10.	Commitments

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

10.	Commitments (continued)

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

(b)

On April 3, 2012, the Company entered into a consulting agreement with a company controlled by a director of the Company. Pursuant to the agreement, the Company issued 250,000 stock options and will pay $5,000 per month until April 3, 2013.

(c)

On April 4, 2012, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $4,500 for three months of consulting services commencing April 4, 2012 and $2,500 per month for consulting services after the initial three month term.

(d)

On May 1, 2012, the Company entered into a consulting agreement. Pursuant to the agreement, the Company issued the consultant 100,000 stock options and will pay the consultant $5,000 per month for a period of three months.

(e)

On April 11, 2012, the Company entered into a consulting agreement. Pursuant to the agreement, the Company issued the consultant 200,000 stock options and will pay the consultant $3,000 per month for a period of one year.

11.	Income Taxes

The Company has net operating losses carried forward of $5,970,378 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011
	$	$
Income tax recovery at statutory rate	(227,576)	(370,550)
Permanent differences and other	17,166	49,552
Valuation allowance change	210,410	320,998
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2012 and 2011 are as follows:

	2012	2011
	$	$
Net operating losses carried forward	2,029,929	1,819,519
Valuation allowance	(2,029,929)	(1,819,519)
Net deferred income tax asset	–	–

As at May 31, 2012, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2012
(Expressed in U.S. dollars)

12.	Subsequent Events

(a)

On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined.

	(b)	On June 19, 2012, the Company entered into a service contract with a consultant to provide consulting services until February 19, 2013 for consideration of $171,000 plus the cost of materials.

	(c)	On June 29, 2012, the Company issued 1,333,333 shares of common stock at $0.015 per share for proceeds of $20,000, which was included in common stock subscribed as at May 31, 2012.

	(d)	On July 9, 2012, the Company issued 826,000 shares of common stock at $0.05 per share for total proceeds of $41,300, which was included in common stock subscribed as at May 31, 2012.

(e)

On July 18, 2012, the Company entered into a settlement agreement with one of the debenture holder’s described in Note 6. Pursuant to the settlement agreement, the due date of the convertible debenture with a principal amount of $150,000 was extended to April 11, 2013 and the Company paid $43,890 of interest within 5 business days of the agreement. In addition, commencing on October 31, 2012, the Company will pay accrued monthly interest at 10% per annum until April 11, 2013 when the Company will pay a $10,000 premium and the $150,000 outstanding principal.

(f)

Subsequent to May 31, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., received the proceeds of $103,000 which was receivable as at May 31, 2012 for the private placement described in Note 7(e). In addition, the subsidiary received proceeds of Cdn$149,000 for 149,000 shares of common stock to be issued.

(g)

Subsequent to May 31, 2012, the Company has received proceeds of $207,500 for 2,075,000 units at $0.10 per unit to be issued. Each unit will consist of one share of common stock and one share purchase warrant to purchase one additional share of common stock at an exercise price of $0.15 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), our company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, our company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. Our company does not have any independent directors and thus no independent directors sit on the audit committee.

2.	Our company has not formally adopted internal controls surrounding its cash and financial reporting procedures including the absence of sufficient management review controls and separation of duties.

3.	There is no segregation of duties in the area of accounts receivable as one person receives, deposits and records all checks received.

4.	The lack of independent directors exercising an oversight role increases the risk of management override.

5.	Inadequate controls over equity transactions.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result, management has concluded that our company did not maintain effective internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2012.

Changes in Internal Control

During the quarter ended May 31, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the Board of Directors. Our Board of Directors has fixed the number of directors at 3(three).

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	40	January 22, 2007
Jonathan Michael Boughen	Director	51	February 28, 2011
Tommy David Unger	Vice President Corporate Finance and Director	42	February 20, 2012

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

Larry Kristof - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Larry Kristof has been our President, Chief Executive Officer, Secretary, Treasurer and a director since our inception on January 22, 2007 and was appointed as our Chief Financial Officer on January 18, 2011. Mr. Kristof has over 15 years of experience in business development and management. From 2003 until April 2007 he was the President and Chief Executive Officer of Lexington Energy Services Inc., a public company quoted on the OTC Bulletin Board under the symbol LXES.OB.

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

Jonathan Michael Boughen–Director

Johnathan Michael Boughen has been a director of our company since February 28, 2011.

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

Tommy David Unger– Vice President Corporate Finance and Director

Tommy David Unger has been a director of our company since February 20, 2012 and was appointed Vice President of Corporate Finance on April 3, 2012 under a consulting agreement between our company and BC0848571 Ltd., a company controlled by Mr. Unger, for a period of 12 months.

In April 2001, Mr. Unger started his first business franchise called Your Dollar Store With More, a dollar store merchandise supplier, located in Prince George, British Columbia, Canada. He franchised a second store within a couple years thereafter. As the owner, his primary duties and responsibilities included overseeing the day to day operations of the two franchises. From April 2001 to June 2006, he was a cell operator at Rio Tinto Alcan Inc., an international mining company (previously known as Alcan Inc.) in Kitimat, British Columbia, Canada. As a cell operator his duties and responsibilities included working with a team to ensure the process from alumina to molten aluminum occurred smoothly in the day to day operations.

From August 2009 to October 2011, Mr. Unger was an investment representative at Fast Track Group, a finance investment company located in St. Albert, Alberta, Canada. As an investment representative his duties and responsibilities included raising capital for the company.

Since November 2011, Mr. Unger has been working in the business development sector with Vision Investment Properties, a property investment company located in Vancouver, British Columbia, Canada. His primary duties and responsibilities include raising capital and offering investment properties to potential buyers.

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

In addition to his status as a professor emeritus at the University of British Columbia, Prof. Oloman is a professional engineer, a member of the Chemical Institute of Canada and the Electrochemical Society, has and the author or coauthor of three books (Ol's Notes on Material and Energy Balances, Electrochemical Processing for the Pulp andPaper Industry and Handbook of Fuel Cell Modeling)as well as numerous proprietary reports and publications in technical journals. He is also the holder or co-holder of some twenty U.S. and international patents. Prof. Oloman’s ongoing research and consulting work focuses on electrochemical systems and in particular the design of electrochemical reactors for electro-synthesis and power generation

Norman Chow, P.Eng.

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

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of our company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended May 31, 2012 were filed. However, some were filed late.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2012 and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Kristof(1)	2012	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
President. Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2011	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000
Con Buckley(2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Chief Financial Officer	2011	18,000	Nil	Nil	Nil	Nil	Nil	Nil	18,000
Tommy David Unger(3)	2012	Nil	Nil	Nil	26,802(4)	Nil	Nil	15,000	41,802
VP Corporate Finance	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Larry Kristof was appointed President, Chief Executive Officer, Secretary and Treasurer on January 22, 2007 and was appointed Chief Financial Officer on January 18, 2011.
(2)	Con Buckley was appointed Chief Financial Officer on October 1, 2009 and resigned on January 18, 2011.
(3)	Tommy David Unger was appointed as Vice President Corporate Finance on April 3, 2012.
(4)	Includes fair value of 250,000 options held indirectly by Tommy David Unger through his company BC0848571 Ltd.

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

Option Grants in the Last Fiscal Year

The following table outlines unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiry Date
Larry Kristof	Nil	N/A	N/A
Johathan Michael Boughen	Nil	N/A	N/A
Con Buckley	Nil	N/A	N/A
BC0848571 Ltd.	250,000(2)	$0.03	April 3, 2014

(1)

We have omitted certain columns in the outstanding equity awards table pursuant to Item 402(a)(5) of Regulation S-K as no equity awards were awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	These options are held indirectly by Tommy David Unger through his company BC0848571 Ltd.

As of September 10, 2012 we did not have any equity compensation plans.

Management Compensation Narrative

On January 1, 2010 we entered into a consulting agreement with Larry Kristof whereby we engaged Mr. Kristof’s services as our president and chief executive officer. In exchange for these services, we agreed to pay Mr. Kristof a monthly salary of $8,500. The salary was amended to $7,000 per month for the first 3 months of fiscal 2011 and Cdn$6,000 per month thereafter. The agreement may be terminated by us at any time without notice.

On February 20, 2012, we entered into a director agreement with Tommy David Unger. As compensation, under the director agreement, we granted stock options to Mr. Unger to purchase up to 500,000 shares of our common stock at a price of $0.01 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement. Mr. Unger exercised these options on March 15, 2012.

On April 3, 2012, we entered into a consulting agreement with BC0848571 Ltd., a company controlled by Tommy David Unger, a director of our company, whereby Mr. Unger has agreed to provide consulting services as our company’s vice president of corporate finance for a period of twelve (12) months. In consideration for agreeing to provide such consulting services by Mr. Unger, we have agreed to salary of Cdn$5,000 per month and to grant 250,000 options to acquire 250,000 shares of our common stock at a purchase price of Cdn$0.03 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement.

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

The following table sets forth a summary of the compensation paid to our non-employee directors in our fiscal year ended May 31, 2012:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tommy David Unger	15,000	Nil	26,802(1)	Nil	Nil	Nil	41,802

(1)	Includes 250,000 options held indirectly by Tommy David Unger through his company BC0848571 Ltd.

On May 17, 2011, we entered into a director agreement with Elden Schorn. As compensation, under the agreement, we granted stock options to Mr. Schorn to purchase up to 500,000 shares of our common stock at a price of $0.10 per share. Pursuant to the terms of the Option Agreement, his options expire 180 calendar days from the date of his resignation (August 18, 2012).Mr. Schorn resigned as a director of our company on February 20, 2012.

On February 20, 2012, we entered into a director agreement with Tommy David Unger. As compensation, under the director agreement, we granted stock options to Mr. Unger to purchase up to 500,000 shares of our common stock at a price of Cdn$0.01 per share. Mr. Unger exercised these options on March 15, 2012.

On April 3, 2012 we issued 250,000 stock options to acquire 250,000 shares of our common stock at a purchase price of Cdn$0.03 per share pursuant to a consulting agreement with BC0848571 Ltd., a company operated by our director Tommy David Unger. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement.

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

Compensation Committee

We do not currently have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters

The following table lists, as of September 10, 2012, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 47,783,139 issued and outstanding shares of our common stock as of September 12, 2012.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Larry Kristof(1) #4 2119 152nd Street Surrey BC V4A 4N7	13,425,000 (2)	28.1%
Common Shares	Jonathan Michael Boughen(3) 1765 Amble Greene Drive Surrey BC V4A7J1	62,500	*
Common Shares	Tommy David Unger(4) 1162 McGowan Drive Prince George BC V2M 6R1	750,000(5)	1.6%
	All Officers and Directors asa Group	14,237,500	29.7%

*represents an amount less than 1%

1)	Larry Kristof is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of our company.
2)	Includes:
	a)	175,000 common shares held by 0770987 BC Ltd. and Larry Kristof’s spouse, Kelly Kristof, in street name; and
	b)	13,250,000 common shares held by 0770987 BC Ltd.
	c)	Mr. Kristof has sole voting and investment control over 0770987 BC Ltd.
3)	Jonathan Michael Boughen is a Director of our company.
4)	Tommy David Unger, Vice President Corporate Finance and a Director of our company.
5)	Includes:
250,000 options to purchase 250,000 common shares at an exercise price of $0.03 per share, held by
	a)	BC0848571 Ltd.
	b)	Mr. Unger has sole voting and investment control over BC0848571 Ltd.

Changes in Control

There are currently no arrangements or agreements which would result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years:

(a)	During the year ended May 31, 2012, our company incurred management fees of $30,000 (2011 - $28,000) to directors of our company.

(b)	During the year ended May 31, 2012, our company incurred management fees of $nil (2011 - $18,000) to an accounting firm where the former Chief Financial Officer of our company is a partner.

(c)	During the year ended May 31, 2012, our company incurred management fees of $nil (2011 - $42,982) to the former Vice President of our company.

(d)	During the year ended May 31, 2012, our Company incurred management fees of $nil (2011 - $39,000) to a firm where the former Chief Financial Officer of the Company is a partner.

(e)	As at May 31, 2012, our company owes $42,033 (2011 - $25,184) to the spouse of the President of our company which is non-interest bearing, unsecured, and due on demand.

(f)	As at May 31, 2012, our company owes $22,444 (2011 - $13,207) to a director of our company, which is non-interest bearing, unsecured, and due on demand.

(g)

As at May 31, 2012, our company owes a total of $179,978 (2011 - $167,304) to the President of our company and a company controlled by the President of our company which is non-interest bearing, unsecured, and due on demand.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.

However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, we act with one independent director, Jonathan Michael Boughen.

Our audit committee consists of our entire board of directors.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2012 and for fiscal year ended May 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2012 ($)	2011 ($)
Audit Fees	Cdn$35,250	Cdn$35,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	Cdn$35,250	Cdn$35,500

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on January 14, 2009)
10.2	Sponsorship and Proposed Equity Capital Raise Agreement with M Partners Inc. dated December 4, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 11, 2008)
10.3	Contractor Proposal Agreement with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 4, 2009)
10.4	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 2, 2009)
10.5	Extension of Option Agreement with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed with the SEC on September 15, 2009)
10.6	Contractor Proposal Agreement with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2009)
10.7	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2009)
10.8	Technology Development Cooperation Agreement with Korean Southern Power Co., Ltd. and KC Cottrell Co., Ltd. on August 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2010)
10.9	Director Agreement with Tommy David Unger dated February 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2012)
10.10	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2012)

Exhibit	Exhibit
Number	Description
10.11	Consulting Agreement with BC0848571 Ltd. dated April 3, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 11, 2012)
10.12	Service Contract with Powertech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2012)
10.13	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 23, 2012)
10.14	Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 30, 2012)
10.15	Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 30, 2012)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation
Climate ESCO Ltd.
Mantra Energy Alternatives Ltd.
Mantra China Inc.
Mantra China Limited
Mantra Media Corp.
Mantra NextGen Power Inc.
Mantra Wind Inc.
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications
31.1*	Certification pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)
(101)**	Interactive Data File (Form 10-K for the Year Ended May 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

MANTRA VENTURE GROUP LTD.

Date: September 13, 2012	By:	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2012	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: September 13, 2012	/s/ Jonathan Michael Boughen
Jonathan Michael Boughen
Director

Date: September 13, 2012	/s/ Tommy David Unger
Tommy David Unger
Vice President Corporate Finance and Director