Form 10-Q
period 2012-08-31
Mantra Venture Group Ltd.
filed 2012-10-22
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
47,783,139 common shares issued and outstanding as of October 22, 2012.

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2012	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	238,629	215,600
Amounts receivable	30,812	16,120
Inventory	–	2,500
Prepaid expenses and deposits	97,239	40,140
Total current assets	366,680	274,360
Property and equipment (Note 3)	56,312	22,966
Total assets	422,992	297,326
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	542,886	536,888
Due to related parties (Note 4)	215,432	244,455
Loans payable (Note 5)	236,486	227,347
Obligations under capital lease (Note 6)	3,923	–
Convertible debentures (Note 7)	200,000	200,000
Total current liabilities	1,198,727	1,208,690
Loans payable (Note 5)	55,870	60,297
Obligations under capital lease (Note 6)	18,176	–
Total liabilities	1,272,773	1,268,987
Going concern (Note 1)
Commitments and contingencies (Note 11)
Subsequent event (Note 12)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 47,783,139 (May 31, 2012 – 45,623,806) shares	478	456
Additional paid-in capital	5,736,720	5,675,442
Common stock subscribed (Note 8)	437,915	144,916
Common stock subscriptions receivable (Note 8)	–	(94,708)
Deficit accumulated during the development stage	(7,034,226)	(6,689,470)
Total Mantra Venture Group Ltd. stockholders’ deficit	(859,113)	(963,364)
Non-controlling interest	9,332	(8,297)
Total stockholders’ deficit	(849,781)	(971,661)
Total liabilities and stockholders’ deficit	422,992	297,326

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
			January 22,
	Three months	Three months	2007 (date of
	ended	ended	inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012
	$	$	$

Revenue	3,027	550	38,812

Cost of goods sold	2,500	490	14,973

Gross profit	527	60	23,839

Operating expenses

Business development	6,665	1,243	339,171
Consulting and advisory	22,111	128,760	878,949
Depreciation and amortization	5,825	7,195	156,459
Foreign exchange loss (gain)	16,845	(1,949)	55,978
General and administrative	12,278	6,070	440,129
License fees	–	–	53,052
Management fees (Note 5)	78,000	48,000	1,205,270
Professional fees	38,602	39,130	928,397
Public listing costs	3,480	1,881	225,980
Rent	4,500	8,671	225,683
Research and development	89,787	–	519,589
Shareholder communications and awareness	34,719	–	676,197
Travel and promotion	37,019	3,739	462,987
Wages and benefits	–	–	739,509
Website development/corporate branding	–	–	195,451
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455

Total operating expenses	349,831	242,740	7,153,071

Loss before other income (expense)	(349,304)	(242,680)	(7,129,232)

Other income (expense)

Accretion of discounts on convertible debentures	–	–	(45,930)
Gain on settlement of debt	–	3,250	21,835
Government grant income	–	–	118,324
Interest expense	(8,816)	(6,452)	(111,283)
Loss on disposal of property and equipment	–	–	(14,999)

Total other income (expense)	(8,816)	(3,202)	(32,053)

Net loss for the period	(358,120)	(245,882)	(7,161,285)

Less: net loss attributable to the non-controlling interest	13,364	18,560	127,059

Net loss attributable to Mantra Venture Group Ltd.	(344,756)	(227,322)	(7,034,226)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.01)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	47,102,480	40,900,539

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 22, 2007
	Ended	Ended	(date of inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012
	$	$	$

Operating activities

Net loss for the period	(358,120)	(245,882)	(7,161,285)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	5,825	7,195	156,459
Foreign exchange loss	12,957	166	6,530
Gain on settlement of debt	–	(3,250)	(21,835)
Loss on disposal of property and equipment	–	–	14,999
Stock-based compensation	–	78,500	1,586,325
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455

Changes in operating assets and liabilities:
Amounts receivable	(14,692)	(8,059)	(30,812)
Inventory	2,500	(90)	(12,455)
Prepaid expenses and deposits	(57,099)	2,954	(97,239)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	5,998	27,092	1,016,594
Deferred revenue	–	3,100	–
Due to related parties	(38,023)	30,863	206,432

Net cash used in operating activities	(440,654)	(107,411)	(4,252,087)

Investing activities

Purchase of property and equipment	(8,406)	–	(185,905)
Proceeds from sale of property and equipment	–	–	900

Net cash used in investing activities	(8,406)	–	(185,005)

Financing activities

Proceeds from loans payable	–	34,690	201,571
Repayment of loan payable	(7,609)	–	(7,609)
Repayment of capital lease obligation	(302)	–	(302)
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	480,000	55,528	4,232,061

Net cash provided by financing activities	472,089	90,218	4,675,721

Change in cash	23,029	(17,193)	238,629

Cash, beginning of period	215,600	39,101	–

Cash, end of period	238,629	21,908	238,629

Non-cash investing and financing activities:
Property and equipment financed under capital lease	21,765	–	21,765
Shares issued to settle debt	–	22,750	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Mantra Venture Group Ltd. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2012, the Company has a working capital deficit of $832,047, has not generated significant revenues, and has accumulated losses of $7,034,226 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a) Principles of Consolidation

These consolidated financial statements are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.84% owned and Mantra Energy Alternatives Ltd., which is 91.95% owned. All inter-company balances and transactions have been eliminated.

(b) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

				May 31,
			August 31, 2012	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	1,702	237	1,465	1,607
Office furniture and equipment	48,847	43,043	5,804	8,000
Research equipment	53,793	43,083	10,710	13,359
Vehicle under capital lease	39,171	838	38,333	–

	143,513	87,201	56,312	22,966

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions

	(a)	During the three months ended August 31, 2012, the Company incurred management fees of $18,000 (2011 - $18,000) to the President of the Company.

	(b)	During the three months ended August 31, 2012, the Company incurred management fees of $15,000 (2011 - $18,000) to the President of the Company.

	(c)	During the three months ended August 31, 2012, the Company incurred management fees of $20,000 (2011 - $15,000) to a director of the Company.

	(d)	As at August 31, 2012, the Company owes $27,823 (May 31, 2012 - $42,033) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(e)	As at August 31, 2012, the Company owes $29,018 (May 31, 2012 - $22,444) to two directors of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)

As at August 31, 2012, the Company owes a total of $158,591 (May 31, 2012 - $179,978) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at August 31, 2012, the amount of $64,217 (Cdn$63,300) (May 31, 2012 - $61,106, (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at August 31, 2012, the amount of $10,000 (May 31, 2012 - $10,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand.

	(c)	As at August 31, 2012, the amount of $30,638 (Cdn$30,200) (May 31, 2012 – $29,183, (Cdn$30,200)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at August 31, 2012, the amount of $17,500 (May 31, 2012 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at August 31, 2012, the amount of $15,000 (May 31, 2012 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at August 31, 2012, the amount of $19,169 (Cdn$18,895) (May 31, 2012 – $18,225 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2012, the amounts of $7,500 and $37,537 (Cdn$37,000) (May 31, 2012 - $7,500 and $35,820, (Cdn$37,000)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at August 31, 2012, $86,305 (May 31, 2012 - $88,820) is owed, of which $30,434 (Cdn$30,000) (May 31, 2012 - $28,523 (Cdn$30,000)) is due over the next twelve months.

	(i)	As at August 31, 2012, the amount of $4,490 (May 31, 2012 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

6.	Obligations Under Capital Lease

On July 31, 2012, the Company entered into an agreement to lease a vehicle for 3 years. The vehicle lease is classified as a capital lease. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2012:

Year ending May 31:	$
2013	4,866
2014	6,489
2015	6,489
2016	10,212

Net minimum lease payments	28,056
Less: amount representing interest payments	(5,957)
Present value of net minimum lease	22,099
Less: current portion	(3,923)
Long-term portion	18,176

7.	Convertible Debentures

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

On January 19, 2012, the Company entered into a settlement agreement with one of the debenture holders to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter.

On July 18, 2012, the Company entered into a settlement agreement with the $150,000 debenture holder. Pursuant to the settlement agreement, the due date of the convertible debenture with a principal amount of $150,000 was extended to April 11, 2013, and the Company paid $43,890 of interest. In addition, commencing on October 31, 2012, the Company will pay accrued monthly interest at 10% per annum until April 11, 2013 when the Company will pay a $10,000 premium and the $150,000 outstanding principal.

The Company evaluated the modification and determined that the creditor did not grant a concession. In addition, as the present value of the future cash flows was less than 10% different than the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss is recognized. A new effective interest rate was calculated based on the carrying amount of the original instrument and the revised cash flows.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

8.	Common Stock

(a)

As at August 31, 2012, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

(b)

As at August 31, 2012, the Company had received subscriptions for 11,150,000 shares of common stock and 6,150,000 share purchase warrants to purchase one additional share of common stock at an exercise price of $0.15 per share expiring on the earlier of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over the Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days for proceeds of $165,000, of which $70,000 was included in common stock subscribed as at May 31, 2012.

(c)

During the three months ended August 31, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., received the proceeds of $103,000 which was receivable as at May 31, 2012. In addition, the subsidiary received subscriptions for 282,000 shares of common stock at $1.00 per share for proceeds of Cdn$282,000 which is included in common stock subscribed net of the non-controlling interest portion of $22,701.

(d) On June 29, 2012, the Company issued 1,333,333 shares of common stock at $0.015 per share for proceeds of $20,000, which was included in common stock subscribed as at May 31, 2012.

(e) On July 9, 2012, the Company issued 826,000 shares of common stock at $0.05 per share for total proceeds of $41,300, which was included in common stock subscribed as at May 31, 2012.

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2012	7,745,992	0.20

Expired	(1,092,317)	0.20

Balance, August 31, 2012	6,653,675	0.20

As at August 31, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

1,562,500	0.20	October 22, 2012
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013
1,120,550	0.20	March 9, 2014

6,653,675

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

10.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding and exercisable, May 31, 2012 and August 31, 2012	1,300,000	0.10	0.78	84,000

Additional information regarding stock options as of August 31, 2012, is as follows:

	Exercise
Number of	price
options	$	Expiry date

250,000	0.25	November 1, 2012
500,000	0.10	March 31, 2013
250,000	0.03	April 3, 2014
200,000	0.05	April 11, 2013
100,000	0.06	May 1, 2014

1,300,000

11.	Commitments and Contingencies

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

11.	Commitments and Contingencies (continued)

(d)

On April 11, 2012, the Company entered into a consulting agreement. Pursuant to the agreement, the Company issued the consultant 200,000 stock options and will pay the consultant $3,000 per month for a period of one year.

(e)

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

(f) On June 19, 2012, the Company entered into a service contract with a consultant to provide consulting services until February 19, 2013 for consideration of $171,000 plus the cost of materials.

12.	Subsequent Event

On September 15, 2012, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $9,500 per month for six months of services and grant 200,000 stock options exercisable at $0.10 per share expiring on the earlier of September 15, 2014 or on the termination of the agreement.

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
  Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices; and
  Climate ESCO Ltd., majority owned, through which we distribute and install LED lighting solutions.

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

Results of Operations for the Three Month Periods Ended August 31, 2012 and August 31, 2011.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2012 which are included herein.

Our operating results for three month periods ended August 31, 2012 and August 31, 2011 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	August 31, 2012
	Ended	Ended	and
	August 31, 2012	August 31, 2011	August 31, 2011
	($)	($)	($)
Revenue	3,027	550	2,477
Cost of goods sold	2,500	490	2,010
Operating expenses	349,831	242,740	107,091
Other expense	8,816	3,202	5,614
Net Loss	(358,120)	(245,882)	(112,238)

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to August 31, 2012 we have generated $38,812 in revenues. For the three months ended August 31, 2012 we generated $3,027 in revenues compared to revenues of $550 generated during the same period in 2011. From January 22, 2007 (inception) to August 31, 2012, we have an accumulated deficit of $7,034,226. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended August 31, 2012 and August 31, 2011 are summarized as follows:

	Three Months Ended
	August 31,	August 31,
	2012	2011
	($)	($)
Business development	6,665	1,243
Consulting and advisory	22,111	128,760
Depreciation and amortization	5,825	7,195
Foreign exchange loss (gain)	16,845	(1,949)
General and administrative	12,278	6,070
Management fees	78,000	48,000
Professional fees	38,602	39,130
Public listing costs	3,480	1,881
Rent	4,500	8,671
Research and development	89,787	Nil
Shareholder communications and awareness	34,719	Nil
Travel and promotion	37,019	3,739

For the three months ended August 31, 2012, we incurred total expenses of $349,831 compared to total operating expenses for the three months ended August 31, 2011 of $242,740. The $107,091 increase is primarily due to increased foreign exchange loss, general and administrative expenses, management fees, public listing costs, research and development, shareholder communications and awareness and travel and promotion.

Net Loss

Since our inception on January 22, 2007 to August 31, 2012, we have incurred a net loss of $7,161,285. For the three months ended August 31, 2012 we have incurred a net loss of $348,120 compared to a net loss of $245,882 for the same period in 2011. Our net loss per share for the three months ended August 31, 2012 was $0.01, compared to $0.01 for the same period in 2011.

Liquidity and Capital Resources

Working Capital
	At
	August 31,	May 31,
	2012	2012
Current Assets	$366,680	$274,360
Current Liabilities	$1,198,727	$1,208,690
Working Capital Deficit	$(832,047)	$(934,330)

Cash Flows				January 22,
	Three Months		Three Months	2007
	Ended		Ended	(Inception) to
	August 31,		August 31,	August 31,
	2012		2011	2012
Net Cash Used in Operating Activities	$(440,654)		$(107,411)	$(4,252,087)
Net Cash Used In Investing Activities	$(8,406)	$	Nil	$(185,005)
Net Cash Provided by Financing Activities	$472,089		$90,218	$4,675,721
Change In Cash	$23,029		$(17,193)	$238,629

As of August 31, 2012, we had $238,629 cash in our bank accounts and a working capital deficit of $832,047. As of August 31, 2012 we had total assets of $422,992 and total liabilities of $1,272,773.

From January 22, 2007 (date of inception) to August 31, 2012, we raised net proceeds of $4,232,061 in cash from the issuance of common stock and share subscriptions received, $201,571 from loans payable and $250,000 from proceeds from the issuance of convertible debentures offset by repayment of loans payable of $7,609 and repayment of capital lease obligations of $302 for a total of $4,675,721 of cash provided by financing activities for the period.

We received net cash of $472,089 from financing activities for the three months ended August 31, 2012 compared to $90,218 for the same period in 2011. During the period in 2012 we raised cash from the issuance of our common stock and share subscriptions received. In the comparable period, we also raised cash in the same manner.

We used net cash of $440,654 in operating activities for the three months ended August 31, 2012 compared to $107,411 for the same period in 2011. We used net cash of $4,252,087 in operating activities for the period from January 22, 2007 (date of inception) to August 31, 2012.

We used cash of $8,406 in investing activities for the three months ended August 31, 2012 compared to $nil for the same period in 2011.

During the three months ended August 31, 2012 we had a net increase of $23,029 in our cash position compared to a net decrease of $17,193 for the same period in 2011. Our monthly cash requirements for the three month period ended August 31, 2012 was approximately $146,885 compared to $35,803 for the same period in 2011. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings

On May 23, 2012, a former employee of our company delivered a Notice of Application seeking judgment against our company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. Our company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of our company as security for payment of the outstanding consulting fees owed to him.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2012, we issued 1,333,333 shares of common stock at $0.015 per share for proceeds of $20,000, which was included in common stock subscribed as at May 31, 2012. We have issued all of the shares to one non-US persons relying on Regulation S of the Securities Act of 1933.

On July 9, 2012, we issued 826,000 shares of common stock at $0.05 per share for total proceeds of $41,300, which was included in common stock subscribed as at May 31, 2012. We have issued all of the shares to six non-US persons relying on Regulation S of the Securities Act of 1933.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit
Number	Exhibit Description

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

10.3	Contractor Proposal Agreement with Kemetco Research Inc. on January 29, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 4, 2009)

10.4	Option Agreement entered into with Synergy BioMetals Recovery Systems Inc. on February 27, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 2, 2009)

10.5	Extension of Option Agreement with Synergy BioMetals Recovery Systems Inc. on May 1, 2009. (incorporated by reference to our Annual Report on Form 18-K filed with the SEC on September 15, 2009)

10.6	Contractor Proposal Agreement with Kemetco Research Inc. on March 18, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2009)

10.7	Development Agreement with 3M dated October 28, 2009. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2009)

Exhibit
Number	Exhibit Description

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
Climate ESCO Ltd.
Mantra Energy Alternatives Ltd.
Mantra China Inc.
Mantra China Limited
Mantra Media Corp.
Mantra NextGen Power Inc.
Mantra Wind Inc.
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)

Exhibit
Number	Exhibit Description

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Mantra Venture Group Ltd.
(Registrant)

Date: October 22, 2012	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)