Form 10-Q
period 2012-11-30
Mantra Venture Group Ltd.
filed 2013-01-14
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,358,139 common shares issued and outstanding as of January 14, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2012	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	198,669	215,600
Amounts receivable	57,516	16,120
Inventory	–	2,500
Prepaid expenses and deposits	47,762	40,140
Total current assets	303,947	274,360
Property and equipment (Note 3)	48,810	22,966
Total assets	352,757	297,326
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	618,454	536,888
Due to related parties (Note 4)	180,199	244,455
Loans payable (Note 5)	285,034	227,347
Obligations under capital lease (Note 6)	4,016	–
Convertible debentures (Note 7)	200,000	200,000
Total current liabilities	1,287,703	1,208,690
Loans payable (Note 5)	47,804	60,297
Obligations under capital lease (Note 6)	16,979	–
Total liabilities	1,352,486	1,268,987
Going concern (Note 1)
Commitments and contingencies (Note 11)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 50,358,139 (May 31, 2012 – 45,623,806) shares	504	456
Additional paid-in capital	5,990,785	5,675,442
Common stock subscribed (Note 8)	618,915	144,916
Common stock subscriptions receivable (Note 8)	–	(94,708)
Deficit accumulated during the development stage	(7,587,163)	(6,689,470)
Total Mantra Venture Group Ltd. stockholders’ deficit	(976,959)	(963,364)
Non-controlling interest	(22,770)	(8,297)
Total stockholders’ deficit	(999,729)	(971,661)
Total liabilities and stockholders’ deficit	352,757	297,326

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

									Accumulated from
		Three Months Ended				Six Months Ended			January 22, 2007
		November 30,				November 30,			(date of inception) to
		2012		2011		2012		2011	November 30,
	$		$		$		$		2012

Revenue		–		9,640		3,027		10,190	38,812

Cost of goods sold		–		7,222		2,500		7,712	14,973

Gross profit		–		2,418		527		2,478	23,839

Operating expenses

Business development		3,550		–		10,215		591	342,721
Consulting and advisory		29,424		(300)		51,535		128,460	908,373
Depreciation and amortization		7,502		7,191		13,327		14,386	163,961
Foreign exchange loss (gain)		1,922		(21,308)		18,767		(23,257)	57,900
General and administrative		8,703		4,334		20,981		10,404	448,832
License fees		29,442		19,614		29,442		19,614	82,494
Management fees (Note 5)		104,310		33,000		182,310		81,000	1,309,580
Professional fees		55,299		51,057		93,901		90,187	983,696
Public listing costs		9,142		6,064		12,622		8,597	235,122
Rent		4,500		9,309		9,000		17,980	230,183
Research and development		279,031		–		368,818		–	798,620
Shareholder communications and awareness		–		797		34,719		797	676,197
Travel and promotion		40,133		4,011		77,152		7,750	503,120
Wages and benefits		–		–		–		–	739,509
Website development/corporate branding		–		–		–		–	195,451
Write-down of intangible assets		–		–		–		–	37,815
Write-down of inventory		–		–		–		–	12,455

Total operating expenses		572,958		113,769		922,789		356,509	7,726,029

Loss before other income (expense)		(572,958)		(111,351)		(922,262)		(354,031)	(7,702,190)

Other income (expense)

Accretion of discounts on convertible debentures		–		–		–		–	(45,930)
Gain (loss) on disposal of equipment		–		–		–		3,250	(14,999)
Gain on settlement of debt		–		–		–		–	21,835
Government grant income		–		–		–		–	118,324
Interest expense		(12,081)		(6,190)		(20,897)		(12,642)	(123,364)

Total other income (expense)		(12,081)		(6,190)		(20,897)		(9,392)	(44,134)

Net loss for the period		(585,039)		(117,541)		(943,159)		(363,423)	(7,746,324)

Less: net loss attributable to the non- controlling interest		32,102		6,441		45,466		25,001	159,161

Net loss attributable to Mantra Venture Group Ltd.		(552,937)		(111,100)		(897,693)		(338,422)	(7,587,163)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted		(0.01)		–		(0.02)		(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share		49,389,851		44,003,256		48,410,075		42,443,420

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	January 22, 2007
	Ended	Ended	(date of inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012
	$	$	$

Operating activities

Net loss for the period	(943,159)	(363,423)	(7,746,324)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	13,327	14,386	163,961
Foreign exchange loss	13,218	5,017	6,791
Gain on settlement of debt	–	–	(21,835)
Loss (gain) on settlement of debt	–	(3,250)	14,999
Stock-based compensation	24,090	78,500	1,610,415
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455

Changes in operating assets and liabilities:
Amounts receivable	(41,396)	(16,889)	(57,516)
Inventory	2,500	1,024	(12,455)
Prepaid expenses and deposits	(7,622)	2,960	(47,762)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	81,565	94,266	1,092,161
Due to related parties	(73,256)	45,060	171,199

Net cash used in operating activities	(930,733)	(142,349)	(4,742,166)

Investing activities

Purchase of property and equipment	(8,406)	–	(185,905)
Proceeds from sale of property plant and equipment	–	–	900

Net cash used in investing activities	(8,406)	–	(185,005)

Financing activities

Proceeds from loans payable	–	34,690	201,571
Repayment of loan payable	(17,570)	–	(17,570)
Repayment of capital lease obligation	(1,223)	–	(1,223)
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	941,001	79,028	4,693,062

Net cash provided by financing activities	922,208	113,718	5,125,840

Change in cash	(16,931)	(28,631)	198,669

Cash, beginning of period	215,600	39,101	–

Cash, end of period	198,669	10,470	198,669

Non-cash investing and financing activities:
Property and equipment financed under capital lease	21,765	–	21,765
Shares issued to settle debt	–	22,750	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at November 30, 2012, the Company has a working capital deficit of $983,756, has not generated significant revenues, and has accumulated losses of $7,746,324 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Property and Equipment

			November 30,	May 31,
			2012	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	1,702	379	1,323	1,607
Office furniture and equipment	48,847	45,241	3,606	8,000
Research equipment	53,793	45,731	8,062	13,359
Vehicle under capital lease	39,171	3,352	35,819	–

	143,513	94,703	48,810	22,966

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions

	(a)	During the six months ended November 30, 2012, the Company incurred management fees of $36,000 (2011 - $36,000) to the President of the Company.

	(b)	During the six months ended November 30, 2012, the Company incurred management fees of $30,000 (2011 - $30,000) to the spouse of the President of the Company.

	(c)	During the six months ended November 30, 2012, the Company incurred management fees of $35,000 (2011 - $15,000) to a director of the Company.

	(d)	As at November 30, 2012, the Company owes $24,004 (May 31, 2012 - $42,033) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(e)	As at November 30, 2012, the Company owes $28,533 (May 31, 2012 - $22,444) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)

As at November 30, 2012, the Company owes a total of $127,662 (May 31, 2012 - $179,978) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at November 30, 2012, the amount of $63,705 (Cdn$63,300) (May 31, 2012 - $61,106, (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at November 30, 2012, the amount of $10,000 (May 31, 2012 - $10,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand.

	(c)	As at November 30, 2012, the amount of $30,395 (Cdn$30,200) (May 31, 2012 – $29,183, (Cdn$30,200)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at November 30, 2012, the amount of $17,500 (May 31, 2012 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at November 30, 2012, the amount of $15,000 (May 31, 2012 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at November 30, 2012, the amount of $19,016 (Cdn$18,895) (May 31, 2012 – $18,225 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at November 30, 2012, the amounts of $7,500 and $37,236 (Cdn$37,000) (May 31, 2012 - $7,500 and $35,820, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at November 30, 2012, $77,996 (May 31, 2012 - $88,820) is owed, of which $30,192 (Cdn$30,000) (May 31, 2012 - $28,523 (Cdn$30,000)) is due over the next twelve months.

	(i)	As at November 30, 2012, the amount of $4,490 (May 31, 2012 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(j)

In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the six months ended November 30, 2012, the Company and the subscribers agreed that the shares would not be issued and that the subscriptions would be returned. The subscriptions have been reclassified as a non-interest bearing demand loan until the subscriptions are refunded to the subscribers.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

6.	Obligations Under Capital Lease

On July 31, 2012, the Company entered into an agreement to lease a vehicle for three years. The vehicle lease is classified as a capital lease. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2012:

Year ending May 31:	$
2013	3,218
2014	6,437
2015	6,437
2016	10,131

Net minimum lease payments	26,223
Less: amount representing interest payments	(5,228)

Present value of net minimum lease	20,995
Less: current portion	(4,016)

Long-term portion	16,979

7.	Convertible Debentures

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company had recorded accretion expense of $45,930, increasing the carrying value of the convertible debentures to $250,000.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

8.	Common Stock

(a)

As at November 30, 2012, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

(b)

As at November 30, 2012, the Company had received proceeds of $346,000 (of which $20,000 was received as at May 31, 2012) for subscriptions for 2,883,334 units at $0.12 per unit. Each unit will consist of one share of common stock and one share purchase warrant exercisable at a price of $0.20 per share of common stock for two years from closing or for five business after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(c)

During the six months ended November 30, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., received the proceeds of $103,000 which was receivable as at May 31, 2012. In addition, the subsidiary received subscriptions for 282,000 shares of common stock at $1.00 per share for proceeds of Cdn$282,000 which is included in common stock subscribed net of the non-controlling interest portion of $22,701.

	(d)	On June 29, 2012, the Company issued 1,333,333 shares of common stock at $0.015 per share for proceeds of $20,000, which was included in common stock subscribed as at May 31, 2012.

	(e)	On July 9, 2012, the Company issued 826,000 shares of common stock at $0.05 per share for total proceeds of $41,300, which was included in common stock subscribed as at May 31, 2012.

(f)

On September 11, 2012, the Company issued 2,025,000 units at $0.10 per unit for proceeds of $202,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per common share for a period of two years from the date of closing or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days.

(g)

On September 23, 2012, the Company issued 100,000 units at $0.10 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per common share for a period of two years from the date of closing or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days.

	(h)	On November 7, 2012, the Company issued 250,000 shares of common stock at $0.03 per share for proceeds of $7,500 upon the exercise of stock options.

	(i)	On November 16, 2012, the Company issued 200,000 shares of common stock at $0.05 per share for proceeds of $10,000 upon the exercise of stock options.

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2012	7,745,992	0.20

Issued	2,125,000	0.15
Expired	(2,654,817)	0.20

Balance, November 30, 2012	7,216,175	0.19

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants (continued)

As at November 30, 2012, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
275,000	0.20	December 10, 2012
400,000	0.20	December 25, 2012
1,048,125	0.20	January 27, 2013
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013
1,120,550	0.20	March 9, 2014
2,025,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014

7,216,175

10.	Stock Options

On September 15, 2012, the Company granted 200,000 stock options exercisable at $0.10 per share of common stock for two years to an officer of the Company. The fair value of $24,090 for the stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free rate of 0.27, an expected life of 2 years, and an expected volatility of 179%.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2012	1,300,000	0.10

Granted	200,000	0.20
Exercised	(450,000)	0.04
Expired	(250,000)	0.25

Outstanding and exercisable, November 30, 2012	800,000	0.10	0.8	36,000

Additional information regarding stock options as of November 30, 2012 is as follows:

	Exercise
Number of	price
options	$	Expiry date

500,000	0.10	March 31, 2013
100,000	0.06	May 1, 2014
200,000	0.10	September 15, 2014

800,000

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Six months ended November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

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

September 1, 2010	Cdn$10,000 (accrued)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000 (accrued)
September 1, 2013	Cdn$40,000
September 1, 2014 and each successive anniversary	Cdn$50,000

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

(d)

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

(e)	On June 19, 2012, the Company entered into a service contract with a consultant to provide consulting services until February 19, 2013 for consideration of $171,000 plus the cost of materials.

(f)

On September 15, 2012, the Company entered into a consulting agreement with the a company pursuant to which the Company will pay $9,500 per month for a period of six months and grant 200,000 stock options exercisable at $0.10 per share expiring on the earlier of September 15, 2014 or on the termination of the agreement (granted).

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

On April 3, 2012, we entered into a consulting agreement with BC0848571 Ltd., a company controlled by Tommy David Unger, a director of our company, whereby Mr. Unger has agreed to provide consulting services as our company’s vice president of corporate finance for a period of 12 months. In consideration for agreeing to provide such consulting services by Mr. Unger, we have agreed to pay a salary of $5,000 per month and to grant 250,000 options to acquire 250,000 shares of our common stock at a purchase price of $0.03 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement.

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

On July 31, 2012, our subsidiary, Mantra Energy, entered into a master services agreement with Tekion (Canada), Inc. Mantra Energy’s ERC technology converts carbon dioxide (CO2) in stack gases to a formate salt which can then be further processed into formic acid or used to operate a fuel cell to generate power. Mantra Energy has engaged Powertech Labs to do further engineering on the system. In order to get this technology to commercialization, Tekion has proposed a program that will run in parallel to the Powertech program to help Mantra with some of the critical issues regarding this process.

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

On January 8, 2013, our company entered into an employment agreement with our officer and sole director, Larry Kristof, whereby Larry Kristof has agreed to provide services as chief executive officer of our company for a period of two years. As compensation, pursuant to the terms of the employment agreement, Larry Kristof will receive an annual salary of $60,000, payable in equal monthly installments. The employment agreement may be terminated by Larry Kristof, for any reason, by providing at least three month’s advance written notice to our company.

Also on January 8, 2013, our company’s subsidiary, Mantra Energy Alternatives Ltd., entered into an employment agreement with Larry Kristof, whereby Larry Kristof has agreed to provide services as chief executive officer of Mantra Energy for a period of two years. As compensation, pursuant to the terms of the employment agreement, Larry Kristof will receive an annual salary of $60,000, payable in equal monthly installments. The employment agreement may be terminated by Larry Kristof, for any reason, by providing at least three month’s advance written notice to our company.

Electro Reduction of Carbon Dioxide (“ERC”)

On November 2, 2007, through our subsidiary, Mantra Energy, we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide as embodied by and described in the following patent cooperation treaty application:

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT

The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide, or ERC, has been proven functional through small scale prototype trials. ERC offers a possible solution to reduce the impact of CO2 on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy.

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

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2per day. In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2010. The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases. On March 18, 2010 we entered into another agreement with Kemetco which amended and replaced the January 29, 2010 agreement. Under the terms of the latest agreement, we have agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000.

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2per day. In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2010. The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases. On March 18, 2010 we entered into another agreement with Kemetco which amended and replaced the January 29, 2010 agreement. Under the terms of the latest agreement, we have agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000.

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

Steel Pickling

Steel Pickling is part of the finishing process in the production of certain steel products in which oxide and scale are removed from the surface of strip steel, steel wire, and other forms of steel, by dissolution in acid. A solution of either Hydrochloric Acid (HCl) or Sulfuric Acid is generally used to treat carbon steel products, while a combination of Hydrofluoric and Nitric Acids is often used for stainless steel. Approximately ¼ of the HCl produced in the U.S. is used for pickling steel (American Chemistry, 2003), consuming an estimated 5Mt/year. As an organic acid, Formic Acid would be a very attractive replacement for Hydrochloric Acid HCl in the steel pickling process. Formic Acid has many potential advantages over HClin this application, including: less iron lost from the steel surface, improvement in final surface quality, and the elimination of corrosion inhibiting and neutralizing rinse processes to prevent rust development. In addition, Formic Acid is both bio-degradable and reusable which would allow water used in the picking process to be recycled more easily.

Results of Operations for the Three Month Periods Ended November, 2012 and November 30, 2011.

Revenues

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2012 which are included herein.

Our operating results for three month periods ended November 30, 2012 and November 30, 2011 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	November 30, 2012
	Ended	Ended	and
	November 30, 2012	November 30, 2011	November 30, 2011
	($)	($)	($)
Revenue	Nil	9,640	(9,640)
Cost of goods sold	Nil	7,222	(7,222)
Operating expenses	572,958	113,769	459,189
Other expense	12,081	6,190	5,891
Net Loss	(585,039)	(117,541)	467,498

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to November 30, 2012 we have generated $38,812 in revenues. For the three months ended November 30, 2012 we generated $Nil in revenues compared to revenues of $9,640 generated during the same period in 2011. From January 22, 2007 (inception) to November 30, 2012, we have an accumulated deficit of $7,746,324. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended August 31, 2012 and August 31, 2011 are summarized as follows:

	Three Months Ended
	November 30,	November 30,
	2012	2011
	($)	($)
Business development	3,550	Nil
Consulting and advisory	29,424	(300)
Depreciation and amortization	7,502	7,191
Foreign exchange loss (gain)	1,922	(21,308)
General and administrative	8,703	4,334
License fees	29,442	19,614
Management fees	104,310	33,000
Professional fees	55,299	51,057
Public listing costs	9,142	6,064
Rent	4,500	9,309
Research and development	279,031	Nil
Shareholder communications and awareness	Nil	797
Travel and promotion	40,133	4,011

For the three months ended November, 2012, we incurred total operating expenses of $572,958 compared to total operating expenses for the three months ended November 30, 2011 of $113,769. The $459,189 increase is primarily due to increases in consulting and advisory fees, license fees, management fees, research and development, and travel and promotion expenses.

Net Loss

Since our inception on January 22, 2007 to November 30, 2012, we have incurred a net loss of $7,746,324. For the three months ended November 30, 2012 we have incurred a net loss of $585,039 compared to a net loss of $117,541 for the same period in 2011. Our net loss per share for the three months ended November 30, 2012 was $0.01, compared to $Nil for the same period in 2011.

Results of Operations for the Six Month Periods Ended November, 2012 and November 30, 2011.

Revenues

Our operating results for three month periods ended November 30, 2012 and November 30, 2011 are summarized as follows:

			Difference Between
			Six Month Period
			Ended
	Six Months	Six Months	November 30, 2012
	Ended	Ended	and
	November 30, 2012	November 30, 2011	November 30, 2011
	($)	($)	($)
Revenue	3,027	10,190	(7,163)
Cost of goods sold	2,500	7,712	(5,212)
Operating expenses	922,789	356,509	566,280
Other expense	20,879	9,392	11,487
Net Loss	(943,159)	(363,423)	579,736

For the six months ended November 30, 2012 we generated $3,027 in revenues compared to revenues of $10,190 generated during the same period in 2011.

Expenses

Our operating expenses for the six month periods ended August 31, 2012 and August 31, 2011 are summarized as follows:

	Six Months Ended
	November 30,	November 30,
	2012	2011
	($)	($)
Business development	10,215	591
Consulting and advisory	51,535	108,148
Depreciation and amortization	13,327	14,386
Foreign exchange loss (gain)	18,767	(23,257)
General and administrative	20,981	10,404
License fees	29,442	19,614
Management fees	182,310	81,000
Professional fees	93,901	90,187
Public listing costs	12,622	8,597
Rent	9,000	17,980
Research and development	368,818	Nil
Shareholder communications and awareness	34,719	797
Travel and promotion	77,152	7,750

For the six months ended November, 2012, we incurred total operating expenses of $922,789 compared to total operating expenses for the six months ended November 30, 2011 of $356,509. The $566,280 increase is primarily due to increases in business development costs, foreign exchange loss, general and administrative expenses, license fees, management fees, research and development, shareholder communications and awareness expenses, and travel and promotion expenses.

Net Loss

For the six months ended November 30, 2012 we have incurred a net loss of $943,159 compared to a net loss of $363,423 for the same period in 2011. Our net loss per share for the six months ended November 30, 2012 was $0.02, compared to $0.01 for the same period in 2011.

Liquidity and Capital Resources

Working Capital
	At
	November 30,	May 31,
	2012	2012
Current Assets	$303,947	$274,360
Current Liabilities	$1,287,703	$1,208,690
Working Capital Deficit	$(983,756)	$(934,330)

Cash Flows				January 22,
	Six Months		Six Months	2007
	Ended		Ended	(Inception) to
	November 30,		November 30,	November 30,
	2012		2011	2012
Net Cash Used in Operating Activities	$(930,733)		$(142,349)	$(4,742,166)
Net Cash Used In Investing Activities	$(8,406)	$	Nil	$185,005
Net Cash Provided by Financing Activities	$922,208		$113,718	$5,125,840
Change In Cash	$(16,931)		$(28,631)	$198,669

As of November 30, 2012, we had $198,669 cash in our bank accounts and a working capital deficit of $983,756. As of November 30, 2012 we had total assets of $352,757 and total liabilities of $1,352,486.

From January 22, 2007 (date of inception) to November 30, 2012, we raised net proceeds of $4,693,062 in cash from the issuance of common stock and share subscriptions received, $201,571 from loans payable and $250,000 from proceeds from the issuance of convertible debentures offset by repayment of loans payable of $17,570 and repayment of capital lease obligations of $1,223 for a total of $5,125,840 of cash provided by financing activities for the period.

We received net cash of $922,208 from financing activities for the six months ended November 30, 2012 compared to $113,718 for the same period in 2011. During the period in 2012 we raised cash from the issuance of our common stock and share subscriptions received. In the comparable period, we also raised cash in the same manner.

We used net cash of $930,733 in operating activities for the six months ended November 30, 2012 compared to $142,349 for the same period in 2011. We used net cash of $4,742,166 in operating activities for the period from January 22, 2007 (date of inception) to November 30, 2012.

We used cash of $8,406 in investing activities for the six months ended November, 2012 compared to $Nil for the same period in 2011.

During the six months ended November 30, 2012 we had a net decrease of $16,931 in our cash position compared to a net decrease of $28,631 for the same period in 2011. Our monthly cash requirements for the six month period ended November 30, 2012 was approximately $155,122 compared to $23,725 for the same period in 2011. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2012, we issued 2,025,000 units at $0.10 per unit for proceeds of $202,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per common share for a period of two years from the date of closing or five business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days. We have issued all of these securities to eight non-US persons relying on Regulation S of the Securities Act of 1933.

On September 23, 2012, we issued 100,000 units at $0.10 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per common share for a period of two years from the date of closing or five business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days. We have issued all of these securities to one non-US person relying on Regulation S of the Securities Act of 1933.

On November 7, 2012, we issued 250,000 shares of common stock at $0.03 per share for proceeds of $7,500 upon the exercise of stock options. We have issued all of these securities to one non-US persons relying on Regulation S of the Securities Act of 1933.

On November 16, 2012, we issued 200,000 shares of common stock at $0.05 per share for proceeds of $10,000 upon the exercise of stock options. We have issued all of these securities to one non-US persons relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description
Number
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

Exhibit	Exhibit Description
Number
10.2	Director Agreement with Tommy David Unger dated February 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2012)
10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)
10.4	Consulting Agreement with BC0848571 Ltd. dated April 3, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2012)
10.5	Service Contract with Powertech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)
10.6	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)
10.7

Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.8

Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd. and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.9	Employment Agreement between our company and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.10

Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd. and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation Climate ESCO Ltd. Mantra Energy Alternatives Ltd. Mantra China Inc. Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit	Exhibit Description
Number
(99)	Additional Exhibits
99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Mantra Venture Group Ltd.
(Registrant)

Date: January 14, 2013	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)