Form 10-Q
period 2013-02-28
Mantra Venture Group Ltd.
filed 2013-04-22
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

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
54,764,276 common shares issued and outstanding as of April 19, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

Index

Consolidated balance sheets	F–1
Consolidated statements of operations	F–2
Consolidated statements of cash flows	F–3
Notes to the consolidated financial statements	F–4

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current assets
Cash	126,600	215,600
Amounts receivable	49,051	16,120
Inventory	–	2,500
Prepaid expenses and deposits	35,954	40,140
Total current assets	211,605	274,360
Property and equipment (Note 3)	69,357	22,966
Total assets	280,962	297,326
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	537,558	536,888
Due to related parties (Note 4)	146,707	244,455
Loans payable (Note 5)	254,040	227,347
Obligations under capital lease (Note 6)	7,336	–
Convertible debentures (Note 7)	200,000	200,000
Total current liabilities	1,145,641	1,208,690
Loans payable (Note 5)	38,784	60,297
Obligations under capital lease (Note 6)	31,605	–
Total liabilities	1,216,030	1,268,987
Going concern (Note 1)
Commitments and contingencies (Note 11)
Subsequent events (Note 12)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 53,283,140 (May 31, 2012 – 45,623,806) shares	533	456
Additional paid-in capital	6,526,823	5,675,442
Common stock subscribed (Note 8)	325,839	144,916
Common stock subscriptions receivable (Note 8)	–	(94,708)
Deficit accumulated during the development stage	(7,750,374)	(6,689,470)
Total Mantra Venture Group Ltd. stockholders’ deficit	(897,179)	(963,364)
Non-controlling interest	(37,889)	(8,297)
Total stockholders’ deficit	(935,068)	(971,661)
Total liabilities and stockholders’ deficit	280,962	297,326

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
					January 22, 2007
	Three Months Ended		Nine Months Ended		(date of inception) to
	February 28, February 29,		February 28, February 29,		February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	2,371	3,027	12,561	38,812

Cost of goods sold	–	1,886	2,500	9,598	14,973

Gross profit	–	485	527	2,963	23,839

Operating expenses

Business development	10,797	657	21,012	1,248	353,518
Consulting and advisory	27,416	15,625	78,951	144,085	935,789
Depreciation and amortization	8,623	7,003	21,950	21,389	172,584
Foreign exchange loss (gain)	(13,723)	14,693	5,044	(8,564)	44,176
General and administrative	11,472	6,727	32,453	17,131	460,304
License fees	–	–	29,442	19,614	82,494
Management fees (Note 5)	75,776	40,957	258,087	121,957	1,385,357
Professional fees	28,847	15,412	122,748	105,599	1,012,543
Public listing costs	3,325	1,525	15,947	10,122	238,447
Rent	4,500	5,916	13,500	23,896	234,683
Research and development	(661)	–	368,157	–	797,959
Shareholder communications and
awareness	–	–	34,719	797	676,197
Travel and promotion	21,390	3,555	98,542	11,305	524,510
Wages and benefits	–	–	–	–	739,509
Website development/corporate branding	–	–	–	–	195,451
Write-down of intangible assets	–	–	–	–	37,815
Write-down of inventory	–	–	–	–	12,455

Total operating expenses	177,762	112,070	1,100,552	468,579	7,903,791

Loss before other income (expense)	(177,762)	(111,585)	(1,100,025)	(465,616)	(7,879,952)

Other income (expense)

Accretion of discounts on convertible
debentures	–	–	–	–	(45,930)
Loss (gain) on disposal of equipment	–	(14,999)	–	(14,999)	(14,999)
Gain (loss) on settlement of debt	1,130	–	1,130	3,250	22,965
Government grant income	–	–	–	-	118,324
Interest expense	(8,891)	(6,357)	(29,788)	(18,999)	(132,255)

Total other income (expense)	(7,761)	(21,356)	(28,658)	(30,748)	(51,895)

Net loss for the period	(185,523)	(132,941)	(1,128,683)	(496,364)	(7,931,847)

Less: net loss attributable to the non- controlling interest	20,292	3,753	67,778	28,754	181,473

Net loss attributable to Mantra Venture Group Ltd.	(165,231)	(129,188)	(1,060,905)	(467,610)	(7,750,374)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	–	–	(0.02)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	51,950,921	44,003,256	49,898,723	42,961,468

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	January 22, 2007
	Ended	Ended	(date of inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
	$	$	$

Operating activities

Net loss for the period	(1,128,683)	(496,364)	(7,931,847)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	–	–	45,930
Depreciation and amortization	21,950	21,389	172,584
Foreign exchange loss (gain)	5,734	(1,138)	(693)
Gain on settlement of debt	(1,130)	(3,250)	(22,965)
Loss on disposal of property and equipment	–	14,999	14,999
Stock-based compensation	24,090	92,457	1,610,415
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455

Changes in operating assets and liabilities:
Amounts receivable	(32,931)	(11,804)	(49,051)
Inventory	2,500	1,024	(12,455)
Prepaid expenses and deposits	4,186	2,765	(35,954)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	(3,200)	59,535	1,007,396
Due to related parties	(111,918)	51,075	132,537

Net cash used in operating activities	(1,219,402)	(269,312)	(5,030,834)

Investing activities

Purchase of property and equipment	(6,628)	–	(184,127)
Proceeds from sale of property plant and equipment	–	900	900

Net cash used in investing activities	(6,628)	900	(183,227)

Financing activities

Proceeds from loans payable	–	86,873	201,571
Repayment of loans payable	(50,100)	–	(50,100)
Repayment of capital lease obligations	(4,056)	–	(4,056)
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	1,191,186	154,028	4,943,246

Net cash provided by financing activities	1,137,030	240,901	5,340,661

Change in cash	(89,000)	(27,511)	126,600

Cash, beginning of period	215,600	39,101	–

Cash, end of period	126,600	11,590	126,600

Non-cash investing and financing activities:
Property and equipment financed under capital leases	42,543	–	42,543
Shares issued to settle debt	–	22,750	409,372
Shares issued and stock options granted for acquisition of intangible assets	–	–	37,815

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at February 28, 2013, the Company has a working capital deficit of $934,036, has not generated significant revenues, and has accumulated losses of $7,750,374 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.84% owned and Mantra Energy Alternatives Ltd., which is 89.09% owned. All inter-company balances and transactions have been eliminated.

(b)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			February 28,	May 31,
			2013	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	1,702	520	1,182	1,607
Office furniture and equipment	48,847	47,435	1,412	8,000
Research equipment	53,793	48,382	5,411	13,359
Vehicles under capital lease	68,340	6,988	61,352	–

	172,682	103,325	69,357	22,966

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

4.	Related Party Transactions

	(a)	During the nine months ended February 28, 2013, the Company incurred management fees of $52,000 (2012 - $54,000) to the President of the Company.

	(b)	During the nine months ended February 28, 2013, the Company incurred management fees of $45,000 (2012 - $39,000) to the spouse of the President of the Company.

	(c)	During the nine months ended February 28, 2013, the Company incurred management fees of $50,000 (2012 - $15,000) to a director of the Company.

	(d)	As at February 28, 2013, the Company owes $5,275 (May 31, 2012 - $42,033) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(e)	As at February 28, 2013, the Company owes $22,673 (May 31, 2012 - $22,444) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)

As at February 28, 2013, the Company owes a total of $118,759 (May 31, 2012 - $179,978) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

	(a)	As at February 28, 2013, the amount of $61,376 (Cdn$63,300) (May 31, 2012 - $61,106, (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at February 28, 2013, the amount of $5,000 (May 31, 2012 - $10,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand.

	(c)	As at February 28, 2013, the amount of $9,890 (Cdn$10,200) (May 31, 2012 – $29,183, (Cdn$30,200)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at February 28, 2013, the amount of $17,500 (May 31, 2012 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at February 28, 2013, the amount of $15,000 (May 31, 2012 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at February 28, 2013, the amount of $18,321 (Cdn$18,895) (May 31, 2012 – $18,225 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at February 28, 2013, the amounts of $7,500 and $35,875 (Cdn$37,000) (May 31, 2012 - $7,500 and $35,820, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at February 28, 2013, $67,872 (May 31, 2012 - $88,820) is owed, of which $29,088 (Cdn$30,000) (May 31, 2012 - $28,523 (Cdn$30,000)) is due over the next twelve months.

	(i)	As at February 28, 2013, the amount of $4,490 (May 31, 2012 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(j)

In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the nine months ended February 28, 2013, the Company and the subscribers agreed that the shares would not be issued and that the subscriptions would be returned. The subscriptions have been reclassified as a non-interest bearing demand loan until the subscriptions are refunded to the subscribers.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

6.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of February 28, 2013:

Year ending May 31:	$
2013	3,058
2014	12,230
2015	12,230
2016	22,005

Net minimum lease payments	49,523
Less: amount representing interest payments	(10,582)

Present value of net minimum lease	38,941
Less: current portion	(7,336)

Long-term portion	31,605

7.	Convertible Debentures

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

8.	Common Stock

(a)

As at February 28, 2013, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

(b)

As at February 28, 2013, the Company had received proceeds of $253,176 for subscriptions at $0.17 per unit. Each unit will consist of one share of common stock and one share purchase warrant exercisable at a price of $0.40 per share of common stock for two years from closing or for five business after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days. Refer to Note 12(b).

(c)

On December 1, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., issued 210,000 shares of common stock at Cdn$1.00 per share for proceeds of $207,732 (Cdn$210,000), of which $94,708 ($103,000 less the non-controlling interest portion of $8,292) was receivable as at May 31, 2012.

(d)

During the nine months ended February 28, 2013, the Company’s subsidiary, Mantra Energy Alternatives Ltd., received the proceeds of $103,000 which was receivable as at May 31, 2012. In addition, the subsidiary received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000) which is included in common stock subscribed net of the non-controlling interest portion of $7,230.

(e)

On December 11, 2012, the Company issued 2,925,001 units at $0.12 per unit for proceeds of $351,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per common share for a period of two years from the date of closing or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	(f)	On November 16, 2012, the Company issued 200,000 shares of common stock at $0.05 per share for proceeds of $10,000 upon the exercise of stock options.

	(g)	On November 7, 2012, the Company issued 250,000 shares of common stock at $0.03 per share for proceeds of $7,500 upon the exercise of stock options.

(h)

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

(i)

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

	(j)	On July 9, 2012, the Company issued 826,000 shares of common stock at $0.05 per share for total proceeds of $41,300, which was included in common stock subscribed as at May 31, 2012.

	(k)	On June 29, 2012, the Company issued 1,333,333 shares of common stock at $0.015 per share for proceeds of $20,000, which was included in common stock subscribed as at May 31, 2012.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

9.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2012	7,745,992	0.20

Issued	5,050,001	0.18
Expired	(4,377,942)	0.20

Balance, February 28, 2013	8,418,051	0.19

As at February 28, 2013, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
185,000	0.20	March 28, 2013
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013
1,120,550	0.20	March 9, 2014
2,025,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014
2,925,001	0.20	December 11, 2014

8,418,051

10.	Stock Options

On September 15, 2012, the Company granted 200,000 stock options exercisable at $0.10 per share of common stock for two years to an officer of the Company. The fair value of $24,090 for the stock options granted was estimated using the Black-Scholes option pricing model assuming no expected dividends, a risk-free rate of 0.27, an expected life of 2 years, and an expected volatility of 179%.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2012	1,300,000	0.10

Granted	200,000	0.20
Exercised	(450,000)	0.04
Expired	(250,000)	0.25
Forfeited	(300,000)	0.10

Outstanding and exercisable, February 28, 2013	500,000	0.09	0.1	45,000

Additional information regarding stock options as of February 28, 2013 is as follows:

	Exercise
Number of	price
options	$	Expiry date

500,000	0.10	March 31, 2013

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
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

12.	Subsequent Events

(a)

On March 13, 2013, the Company entered into an agreement with a consultant who will complete a specified project for approximately $137,000 over a period of approximately 15 weeks. On February 25, 2013, the Company also entered into a premises sublease agreement for Cdn$18,720 for a period of one year until March 1, 2014.

(b)

On March 18, 2013, the Company issued 1,481,136 units at $0.17 per unit for proceeds of $251,793. Each unit consisted of one share of common stock and one half of a share purchase warrant exercisable at $0.40 per common share for a period of two years from the date of closing or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days. Refer to Note 8(b).

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Nine months ended February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

12.	Subsequent Events (continued)

	(c)	On April 1, 2013, the Company entered into an agreement with a consultant who will perform consulting services for Cdn$7,500 a month for a period of one year.

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

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd. and Mantra Energy Alternatives Ltd., unless otherwise indicated.

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

On February 20, 2012, we entered into a director agreement with Tommy David Unger. As compensation, under the director agreement, we granted stock options to Mr. Unger to purchase up to 500,000 shares of our common stock at a price of $0.01 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the director agreement.

On February 29, 2012, our wholly owned subsidiary, Mantra Energy Alternatives Ltd., entered into subscription agreements with a number of non-US investors for the sale of 3,200,000 shares of Mantra Energy at a price of CAD $1.00 per share, for total proceeds of CAD $3,200,000. As of the closing of this financing, our company holds 6,000,000 shares of Mantra Energy out of a total of 9,200,000 issued and outstanding.

On April 3, 2012, we entered into a consulting agreement with BC0848571 Ltd., a company controlled by Tommy David Unger, a director of our company, whereby Mr. Unger agreed to provide consulting services as our company’s vice president of corporate finance for a period of 12 months. In consideration for agreeing to provide such consulting services by Mr. Unger, we agreed to pay a salary of $5,000 per month and to grant 250,000 options to acquire 250,000 shares of our common stock at a purchase price of $0.03 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement. As of the quarter ended February 28, 2013, the agreement has expired and will not be renewed.

Effective June 19, 2012, our company’s subsidiary, Mantra Energy, entered into a service contract with PowerTech Labs Inc., whereby PowerTech will assist Manta Energy in the evaluation and the development of our ERC System under specific terms and conditions for a period ending February 19, 2013. As compensation, PowerTech will be paid $171,000 plus the cost of materials as further described in the service contract. As of the quarter ended February 28, 2013, the contract with PowerTech has expired and a new proposal is being reviewed.

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

On July 18, 2012, we entered into a settlement agreement with Bijl dated July 16, 2012, pursuant to which:

  the due date of the convertible debenture would be extended to April 11, 2013.Our company is currently negotiating the extension of this convertible debenture;
  within 5 business days we pay $43,890.41 representing net interest to and including September 30, 2012, less $15,000 we forwarded to Bijl on February 16, 2012. Our company has made monthly interest payments to March 2013.

  commencing on October 31, 2012 we will pay accrued monthly interest at 10% per annual until April 11, 2013 (Paid);
  we were to pay a $10,000 premium on the $150,000 principal of the convertible debenture when we satisfy it on April 11, 2013. We are currently negotiating an extension.

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

Also on July 31, 2012, Mantra Energy entered into a SOW with Tekion setting out the work summary, deliverables, budgets and timelines in several stages as follows, which have now all been completed:

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

On January 8, 2013, our company entered into an employment agreement with our officer and director, Larry Kristof, whereby Larry Kristof has agreed to provide services as chief executive officer of our company for a period of two years. As compensation, pursuant to the terms of the employment agreement, Larry Kristof will receive an annual salary of $60,000, payable in equal monthly installments. The employment agreement may be terminated by Larry Kristof, for any reason, by providing at least three month’s advance written notice to our company.

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

On March 13, 2013, we entered into a letter of engagement with BC Research Inc. pursuant to which we engaged BC Research to design and engineer a proposed demonstration unit of our company’s ERC (electro-reduction of carbon dioxide) technology. The scope of work will include determining power requirements for the planned ERC unit, and producing an equipment list, a functional description of equipment and specification, electrical drawings, a drawing package for potential suppliers, and a simplified 3D model of the system. The objective of the engagement is to determine the fabrication and operating costs of the demonstration unit to within a 25% variance. It is estimated that completion of the planned work will be achieved within 15 weeks from the date of our company’s purchase order and payment of a CDN$30,000 retainer. Our company will compensate BC Research based on its customary hourly rates. The total estimated cost of the work plan is CDN$137,000 (approximately USD$134,000). Our company will retain all intellectual property resulting from the services and may elect to terminate the work at its discretion.

Concurrently with the engagement of B.C. Research, our company, through our subsidiary Mantra Energy Alternatives Ltd., has entered into a sublease agreement with B.C. Research, dated as at February 25, 2013, for the sublease of a workshop and office space of approximately 600 square feet located in Burnaby, British Columbia. The term of the sublease will continue until March 1, 2014 at a cost of CDN$18,720 (approximately USD$18,322) payable in monthly installments of CDN$1,560.

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

The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide (CO2), or ERC, has been proven functional through small scale prototype trials. ERC offers a possible solution to reduce the impact of CO2 on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy.

In fuel cells liquid fuels are indirectly burned with air to form carbon dioxide and water, while generating electricity. This process is known as electrochemical combustion or electro-oxidation. The complementary nature of ERC and electro-oxidation makes it possible to use ERC in a regenerative fuel cell cycle, where carbon dioxide is converted to a fuel that is consumed in a fuel cell to regenerate carbon dioxide. As shown in the figure, the net energy input required in this cycle could be supplied from a renewable or non-fossil fuel source.

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

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2 per day. In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2010. The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases. On March 18, 2010 we entered into another agreement with Kemetco which amended and replaced the January 29, 2010 agreement. Under the terms of the latest agreement, we agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000.

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

Steel Pickling

Steel pickling is part of the finishing process in the production of certain steel products in which oxide and scale are removed from the surface of strip steel, steel wire, and other forms of steel, by dissolution in acid. A solution of either hydrochloric acid (HCl) or sulfuric acid is generally used to treat carbon steel products, while a combination of hydrofluoric and nitric acids is often used for stainless steel. Approximately one quarter of the HCl produced in the U.S. is used for pickling steel (American Chemistry, 2003), consuming an estimated 5Mt/year. As an organic acid, formic acid would be a very attractive replacement for HCl in the steel pickling process. Formic acid has many potential advantages over HCl in this application, including: less iron lost from the steel surface, improvement in final surface quality, and the elimination of corrosion inhibiting and neutralizing rinse processes to prevent rust development. In addition, formic acid is both bio-degradable and reusable which would allow water used in the picking process to be recycled more easily.

Results of Operations for the Three Month Periods Ended February 28, 2013 and February 29, 2012.

Revenues

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended February 28, 2013 which are included herein.

Our operating results for three month periods ended February 28, 2013 and February 29, 2012 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	February 28, 2013
	Ended	Ended	and
	February 28, 2013	February 29, 2012	February 29, 2012
	($)	($)	($)
Revenue	Nil	2,371	(2,371)
Cost of goods sold	Nil	1,886	(1,886)
Operating expenses	177,762	112,070	65,692
Other expense	7,761	21,356	(13,595)
Net Loss	(165,231)	(129,188)	(36,043)

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to February 28, 2013 we have generated $38,812 in revenues. For the three months ended February 28, 2013 we generated $nil in revenues compared to revenues of $2,371 generated during the same period in 2012. From January 22, 2007 (inception) to February 28, 2013, we have an accumulated deficit of $7,750,374. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended February 28, 2013 and February 29, 2012 are summarized as follows:

	Three Months Ended
	February 28,	February 29,
	2013	2012
	($)	($)
Business development	10,797	657
Consulting and advisory	27,416	15,625
Depreciation and amortization	8,623	7,003
Foreign exchange loss (gain)	(13,723)	14,693
General and administrative	11,472	6,727
Management fees	75,776	40,957
Professional fees	28,847	15,412
Public listing costs	3,325	1,525
Rent	4,500	5,916
Research and development	(661)	Nil
Travel and promotion	21,390	3,555

For the three months ended February 28, 2013, we incurred total operating expenses of $177,762 compared to total operating expenses for the three months ended February 29, 2012 of $112,070. The $65,692 increase is primarily due to an increase in business development, consulting and advisory, management fees, professional fees, and travel and promotion.

Net Loss

Since our inception on January 22, 2007 to February 28, 2013, we have incurred a net loss of $7,750,374. For the three months ended February 28, 2013 we have incurred a net loss of $185,523 compared to a net loss of $129,188 for the same period in 2012. Our net loss per share for the three months ended February 28, 2013 was $Nil, compared to $nil for the same period in 2012.

Results of Operations for the Nine Month Periods Ended February 28, 2013 and February 29, 2012.

Revenues

Our operating results for nine month periods ended February 28, 2013 and February 29, 2012 are summarized as follows:

			Difference Between
			Nine Month Period
			Ended
	Nine Months	Nine Months	February 28, 2013
	Ended	Ended	and
	February 28, 2013	February 29, 2012	February 29, 2012
	($)	($)	($)
Revenue	3,027	12,561	(9,534)
Cost of goods sold	2,500	9,598	(7,098)
Operating expenses	1,100,552	468,579	631,973
Other expense	28,658	30,748	(2,090)
Net Loss	(1,060,905)	(467,610)	(593,295)

For the nine months ended February 28, 2013 we generated $3,027 in revenues compared to revenues of $12,561 generated during the same period in 2012.

Expenses

Our operating expenses for the nine month periods ended February 28, 2013 and February 29, 2012 are summarized as follows:

	Nine Months Ended
	February 28,	February 29,
	2013	2012
	($)	($)
Business development	21,012	1,248
Consulting and advisory	78,951	144,085
Depreciation and amortization	21,950	21,389
Foreign exchange loss (gain)	5,044	(8,564)
General and administrative	32,453	17,131
License fees	29,442	19,614
Management fees	258,087	121,957
Professional fees	122,748	105,599
Public listing costs	15,947	10,122
Rent	13,500	23,896
Research and development	368,157	Nil
Shareholder communications and awareness	34,719	797
Travel and promotion	98,542	11,305

For the nine months ended February 28, 2013, we incurred total operating expenses of $1,100,552 compared to total operating expenses for the nine months ended February 29, 2012 of $468,579. The $634,409 increase is primarily due to an increase in business development, general and administrative, management fees, professional fees, research and development, and travel and promotion.

Net Loss

For the nine months ended February 28, 2013 we have incurred a net loss of $1,060,905 compared to a net loss of $467,610 for the same period in 2012. Our net loss per share for the nine months ended February 28, 2013 was $0.02, compared to $0.01 for the same period in 2012.

Liquidity and Capital Resources

Working Capital
	At	At
	February 28,	May 31,
	2013	2012
Current Assets	$211,605	$274,360
Current Liabilities	$1,145,641	$1,208,690
Working Capital Deficit	$(934,036)	$(934,330)

Cash Flows			January 22,
	Nine Months	Nine Months	2007
	Ended	Ended	(Inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
Net Cash (Used In)Provided by Operating Activities	$(1,219,401)	$(269,312)	$(950,089)
Net Cash (Used In)Provided by Investing Activities	$(6,628)	$900	$(7,528)
Net Cash (Used In)Provided by Financing Activities	$1,137,030	$240,901	$896,129
Change In Cash	$(89,000)	$(27,511)	$(61,489)

As of February 28, 2013, we had $126,600 cash in our bank accounts and a working capital deficit of $934,036. As of February 28, 2013 we had total assets of $280,962 and total liabilities of $1,216,030.

From January 22, 2007 (date of inception) to February 28, 2013, we raised net proceeds of $4,943,246 in cash from the issuance of common stock and share subscriptions received, $201,571 from loans payable and $250,000 from proceeds from the issuance of convertible debentures offset by repayment of loans payable of $50,100 and repayment of capital lease obligations of $4,056 for a total of $5,340,661 of cash provided by financing activities for the period.

We received net cash of $1,137,030 from financing activities for the nine months ended February 28, 2013 compared to $249,901 for the same period in 2012. During the period in 2013 we raised cash from the issuance of our common stock and share subscriptions received. In the comparable period, we also raised cash in the same manner.

We used net cash of $1,219,401 in operating activities for the nine months ended February 28, 2013 compared to $269,312 for the same period in 2012. We used net cash of $5,030,834 in operating activities for the period from January 22, 2007 (date of inception) to February 28, 2013.

We used cash of $6,628 in investing activities for the nine months ended February 28, 2013 compared to $900 cash provided by investing activities for the same period in 2012.

During the nine months ended February 28, 2013 we had a net decrease of $89,000 in our cash position compared to a net decrease of $27,511 for the same period in 2012. Our monthly cash requirements for the nine month period ended February 28, 2013 was approximately $101,617 compared to $22,443 for the same period in 2012. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

In order to fully carry out our business plan, we need additional financing of approximately$4,600,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2012, we issued 2,925,001 units at a purchase price of USD$0.12 per unit, for total proceeds of USD$351,000.12. Each unit consists of one share of our common stock and one non-transferable common share purchase warrant. Each whole common share purchase warrant is exercisable for the purchase of one share for a period of 24 months from the date of closing at a price of USD$0.20 per share or five business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price equal to or above USD$0.40 per Share for seven consecutive trading days. We issued 2,883,001 units of private placement to 20 non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933. The remaining 42,000 units were issued to one U.S. individual (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation, Bylaws

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	Director Agreement with Tommy David Unger dated February 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 28, 2012)

10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.4	Consulting Agreement with BC0848571 Ltd. dated April 3, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2012)

10.5	Service Contract with Powertech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)

10.6	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)

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

10.11	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)

10.12	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on February 26, 2008)

(21)	List of Subsidiaries

Exhibit Number	Exhibit Description

21.1	Carbon Commodity Corporation
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

Mantra Venture Group Ltd.
(Registrant)

Date: April 22, 2013	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)