Form 10-K
period 2013-05-31
Mantra Venture Group Ltd.
filed 2013-09-13
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [       ] to [       ]

Commission file number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada	V4A 2H9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(604) 560-1503

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]    No [X]

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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2013 was $3,442,085based on a $0.195average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
57,097,864 common shares as of September 12, 2013.

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

As used in this annual report, the terms "we", "us", "our" and "our company" mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd. and Mantra Energy Alternatives Ltd., unless otherwise indicated.

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

On April 3, 2012, we entered into a consulting agreement with BC0848571 Ltd., a company controlled by Tommy David Unger, a director of our company, whereby Mr. Unger agreed to provide consulting services as our company’s vice president of corporate finance for a period of 12 months. In consideration for agreeing to provide such consulting services by Mr. Unger, we agreed to pay a salary of $5,000 per month and to grant 250,000 options to acquire 250,000 shares of our common stock at a purchase price of $0.03 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement. As of the quarter ended February 28, 2013, the agreement has expired and was not renewed. The options were exercised on November 7, 2012.

Effective June 19, 2012, our company’s subsidiary, Mantra Energy, entered into a service contract with PowerTech Labs Inc., whereby PowerTech would assist Manta Energy in the evaluation and the development of our ERC System under specific terms and conditions until February 19, 2013. As compensation, PowerTech was paid $171,000 plus the cost of materials as further described in the service contract. The contract with PowerTech expired and has not been renewed. PowerTech engaged in two tasks for Mantra Energy: the development of a bench-scale membrane-based carbon dioxide enrichment unit (with the intention of scaling up to a pilot-scale unit), and the experimental operation of Mantra Energy’s ERC reactors. A third task, that being the conceptual design of an ERC pilot plant, was discussed but never pursued. The carbon enrichment unit proved successful at the proof-of-concept scale, and the bench-scale version was then designed and built. This unit, too, proved successful in its goal of enriching a dilute (roughly 20%) stream of carbon dioxide to over 80%. A budget was compiled for a pilot-scale unit, but this has not yet been pursued. The operation of the ERC reactors did not yield any significant breakthroughs in Mantra Energy’s understanding of their operation.

On October 28, 2008, we entered into a convertible debenture with StichtingAdministratiekantoor Carlos Bijl for a principal amount of $150,000 and an annual interest rate of 10%. Bijl started an action in the Supreme Court of British Columbia for non-payment of the convertible debenture.

On July 18, 2012, we entered into a settlement agreement with Bijl dated July 16, 2012, pursuant to which:

  the due date of the convertible debenture would be extended to April 11, 2013. On May 6, 2013, we entered into an agreement dated April 29, 2013 with Bijl to amend the settlement agreement, as more particularly described below:

  within 5 business days we pay $43,890.41 representing net interest to and including September 30, 2012, less $15,000 we forwarded to Bijl on February 16, 2012. Our company has made monthly interest payments to March 2013.

  commencing on October 31, 2012 we will pay accrued monthly interest at 10% per annual until April 11, 2013 (Paid);

  we were to pay a $10,000 premium on the $150,000 principal of the convertible debenture when we satisfy it on April 11, 2013. On May 6, 2013, we entered into an agreement dated April 29, 2013 with Bijl to amend the settlement agreement, as more particularly described below.

On May 6, 2013, we entered into an agreement dated April 29, 2013 with Bijl to amend the settlement agreement, pursuant to which:

  the due date of the convertible debenture would be extended from April 11, 2013 to September 15, 2013;

  upon execution of the amendment to the settlement agreement, we pay USD$6,836 in full satisfaction of future interest payable on the convertible debenture from April 1, 2013 to September 15, 2015; and

  we granted to Bijl options to purchase up to 100,000 common shares of our company, exercisable for a period of 24 months from the time of grant and at the exercise price of USD$0.12 per common share.

We issued an aggregate of 100,000 stock options to one accredited investor (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On July 31, 2012, our subsidiary, Mantra Energy, entered into a master services agreement with Tekion (Canada), Inc. Mantra Energy’s ERC technology converts carbon dioxide (CO2) in stack gases to a formate salt which can then be further processed into formic acid or used to operate a fuel cell to generate power. Mantra Energy engaged Powertech Labs to do further engineering on the system. In order to get this technology to commercialization, Tekion proposed a program that ran parallel to the Powertech program to help Mantra with some of the critical issues regarding this process. The program has now been completed.

Also on July 31, 2012, Mantra Energy entered into a SOW with Tekion setting out the work summary, deliverables, budgets and timelines in several stages, which have now all been completed:

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

On May 7, 2013, we entered into a director agreement with Patrick Dodd. As compensation, under the director agreement, our company granted stock options to Mr. Dodd to purchase up to 200,000 shares of our common stock at a price of $0.10 per share. The stock options shall terminate for exercise the earlier of May 7, 2015 or 180 calendar days after resignation of Mr. Dodd as director, in which case, 100,000 stock options shall remain available to Mr. Dodd at an exercise price of US$0.10 until November 7, 2015.

On June 24, 2013, through our wholly owned subsidiary Mantra Energy Alternatives Inc., our company entered into an agreement with Alstom (Switzerland) Ltd. concerning the joint research and development projects relating to (1) a pilot plant for the conversion of carbon dioxide to formate at a Lafarge cement plant (the “Lafarge pilot project”) and (2) the development of processes for the conversion of carbon dioxide to other valuable chemicals.

Structure

Pursuant to the agreement Mantra Energy and Alstom will co-operate in one or more research and development projects related to Mantra’s ERC technology. Prospective projects will be associated with the development of technologies and processes for the conversion of CO2 to chemical products and the investigation of the feasibility of scale-up and commercialization of these processes. Prior to undertaking any research and development project under the agreement, Mantra Energy and Alstom will mutually agree to special terms and conditions governing the purpose, aims and objectives of any such project, including technical descriptions, the designation of work phases and project managers, and the allocation of responsibilities and costs between the parties. The commencement of any work phase for any project will be at the sole discretion of Alstom.

Intellectual Property Management

Mantra Energy and Alstom also will establish an intellectual property committee to oversee and manage all intellectual property issues and activities resulting from the Agreement, including the protection of any new intellectual property. Each party will have exclusive right and discretion to prosecute all patents and patent applications resulting from its work on any project. The parties will jointly prosecute any intellectual property in jointly-owned results. Alstom will have the additional option under the agreement to acquire an exclusive license to intellectual property created by Mantra Energy under the agreement, and to a license to Mantra Energy’s ERC technology as may be reasonably required to exploit intellectual property assumed by Alstom. The agreement does not affect ownership of any underlying intellectual property of either party.

Lafarge Pilot Project and Carbon Dioxide to Alternative Products

The Agreement will remain valid for 5 years or the completion of the last active project, whichever last occurs, and may be extended at any time by the written agreement of both parties. The first joint research and development project under the agreement is the Lafarge pilot project, which plans for the design, construction, and installation of a pilot plant for the conversion of 100 kg/day carbon dioxide to formate, followed by a commercialization scale-up study. The Alstom contribution to the Lafarge pilot plant project will be approximately $250,000 CAD in in-kind services. A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. The Alstom contribution to the alternative products project will be approximately $190,375 CAD for phase 1. For Phases 2 through 4 Alstom’s planed but not committed contribution is estimated at $456.125 CAD and the final amount of phase 5 will be determined. Mantra and Alstom are actively seeking external funding to support the execution of the projects.

On July 1, 2013, we entered into a consulting agreement with BC0798465 Ltd., whereby BC0798465 Ltd. agreed to provide Mr. Colin Oloman to provide consulting services to our Scientific Advisory Board for an indefinite term. In consideration for such consulting services, we have agreed to compensate BC0798465 Ltd. for its services at CAD$150 per hour and 300,000 options to acquire 300,000 common shares of our capital stock, previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on November 24, 2009, at a purchase price of $0.20 per share for a period of two years.

Electro Reduction of Carbon Dioxide (“ERC”)

On November 2, 2007, through our subsidiary, Mantra Energy, we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide as embodied by and described in the following patent cooperation treaty application:

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT

As of the date of this quarterly report, we have been awarded the following patents:

Country	Patent Number	Patent Date	Name of Patent
India	251493	March 20, 2012	“An Electrochemical Process for Reducing of Carbon Dioxide”
China	ZL 2006 8 0037810.8	May 8, 2013	“Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”

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

ERC has been shown to produce a range of compounds, including formic acid, formate salts, oxalic acid, and methanol. The efficiency for generation of each compound depends on the experimental conditions, most importantly the material of the cathode, which catalyzes the electrochemical reactions.

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

Established and Emerging Market for ERC and By-Products:

The technology behind ERC can be applied to any scale commercial venture which outputs CO2into the atmosphere. We anticipate that, once fully commercialized, we will be able to offer ERC as a CO2 management system to various industry including steel, power generation and lumber.

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

  Low reaction rate and low CO2 space velocity make it too costly and time consuming to process industrial quantities of CO2 ;
  Low selectivity for specified product(s) makes it harder to control product yield;
  High operating temperature and pressure requires large quantities of fossil fuels to power reaction;
  Fast cathode deterioration raises costs and makes the method labour intensive; and
  Highly expensive and cumbersome hydrogen (H2 ) is required as a feed reactant.

Based on scholarship and test results to date, we believe that, compared with alternative methods of CO2conversion, ERC, when converting CO2 to formate or formic acid, has several notable advantages including the following:

  Medium reaction rate allows for commercially viable CO2 processing times;
  Medium CO2 space velocity gives the ability to treat comparatively large volumes of CO2 ;
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

Research and Development Expenditures

During the year ended May 31, 2013 we spent $428,674 on research and development. For the last two fiscal years, we have spent $440,270 on research and development. We anticipate that we will incur $3,500,000 in expenses on research and development for ERC as well as other technologies we may acquire over the next 12 months.

Employees

As of August 16, 2013, we had 2employees engaged in administrative duties, website development and marketing. Larry Kristof is employed by both our company and by our subsidiary Mantra Energy Alternatives Ltd., as chief executive officer. Our employees were engaged on a full-time basis. Additionally, we have retained a number of consultants for legal, accounting and investor relations services.

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

The Patent Cooperation Treaty filing was made with a Receiving Office in 2006 and a written opinion was issued by International Searching Authority regarding the patentability of the invention which is the subject of the application. Finally, the examination and grant procedures will be handled by the relevant national or regional authorities. On March 31, 2008 we initiated the national patent process. We plan to begin the national patent process initially in Europe, Japan and China. The national phases for other countries, particularly the U.S. and Canada, will be initiated in the near future.

As of the date of this quarterly report, we have been awarded the following patents:

Country	Patent Number	Patent Date	Name of Patent
India	251493	March 20, 2012	“An Electrochemical Process for Reducing of Carbon Dioxide”
China	ZL 2006 8 0037810.8	May 8, 2013	“Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”

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

Item 2.           Description of Property

Our principal executive offices are located at #562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada, V4A 2H9. Our telephone number is (604) 560-1503. The office is approximately 1,650 square feet in size and is leased for a term of twelve months. The lease began on January 2013 and will end in January 2014. Currently we pay approximately $1,500 per month for our office space in Surrey.

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

On February 18, 2008, our common shares began trading on the Frankfurt Stock Exchange under the symbol EDV 5MV. The Frankfurt Stock Exchange is located in Frankfurt, Germany.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch on the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High ($)	Low ($)
May 31, 2013	0.23	0.1
February 28, 2013	0.3	0.131
November 30, 2012	0.24	0.1139
August 31, 2012	0.12	0.06
May 31, 2012	0.1199	0.032
February 29, 2012	0.035	0.0101
November 30, 2011	0.095	0.025
August 31, 2011	0.1	0.04
May 31, 2011	0.134	0.061

Our common shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

Holders

As of September 12, 2013, there were approximately 164 holders of record of our common stock. As of such date, 57,097,864 shares of our common stock were issued and outstanding.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our board of directors.

Equity Compensation Plans

On November 24, 2009, we registered a2009 Stock Compensation Plan and a 2009 Stock Option Plan which permits our company to grant up to an aggregate of 3,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 7, 2013, we entered into a director agreement with Patrick Dodd. As compensation, under the director agreement, our company granted stock options to Mr. Dodd to purchase up to 200,000 shares of our common stock at a price of $0.10 per share. The stock options shall terminate for exercise the earlier of May 7, 2015 or 180 calendar days after resignation of Mr. Dodd as director, in which case, 100,000 stock options shall remain available to Mr. Dodd at an exercise price of US$0.10 until November 7, 2015. The stock options were to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Effective July 15, 2013, we issued and aggregate of 1,871,588 shares of our company’s common stock pursuant to a private placement of 1,871,588 units at a purchase price of USD$0.08 per unit for total proceeds USD$149,727.04 (CAD$154,712.95) . Each unit consists of one common share and one-half of one whole warrant. Each warrant is exercisable into one share of common stock of our company at a price of USD$0.20 per share for the lesser period of 24 months from the date of closing or 5 business days after our company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price of or above USD$0.40 per share for seven consecutive trading days.. The common shares were to 11 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Purchase of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2013.

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

Results of Operations

Results of Operations for the Years Ended May 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2013 and 2012.

Our operating results for the years ended May 31, 2013 and 2012 are summarized as follows:

	Year Ended
	May 31,
	2013	2012

Revenue	$3,027	$13,281
Operating Expenses	$(1,374,699)	$(706,316)
Other Income (Expense)	$(45,959)	$33,931
Net Loss	$(1,420,131)	$(669,342)

Revenues

Our revenues for the year ended May 31, 2013 were $3,027, compared to our revenues for the year ended May 31, 2012, which were $13,281, representing approximately a 77.21% decrease.

Operating Expenses

Our operating expenses for the year ended May 31, 2013 and May 31, 2012 are outlined in the table below:

		Year Ended
		May 31,
		2013		2012

Business development		$18,907		$18,552
Consulting and advisory		$120,787		$178,016
Depreciation and amortization		$30,872		$26,493
Foreign exchange loss (gain)		$(13,942)		$(21,139)
General and administrative		$48,452		$55,504
License fees		$30,459		$19,614
Management fees		$312,586		$168,811
Professional fees		$159,705		$153,833
Public listing costs		$15,400		$11,588
Rent		$22,623		$33,118
Research and development		$428,674		$11,596
Shareholder communications and awareness		$40,035		$2,793
Travel and promotion		$119,906		$35,082
Wages and benefits		$40,235	$	Nil
Write-down of inventory	$	Nil		$12,455

The increase in operating expenses for the year ended May 31, 2013, compared to the same period in fiscal 2012, was mainly due to increases in license fees, management fees, research and development, shareholder communications and awareness, travel and promotion, and wages and benefits.

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

Liquidity and Financial Condition

As of May 31, 2013, our total current assets were $79,823 and our total current liabilities were $1,206,379 and we had a working capital deficit of $1,126,556. Our financial statements report a net loss of $1,420,131 for the year ended May 31, 2013 and a net loss of $8,223,296 for the period from January 22, 2007 (date of inception) to May 31, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	Year Ended	Year Ended
	May 31, 2013	May 31, 2012

Net Cash Used in Operating Activities	$(1,353,630)	$(553,161)
Net Cash Used In Investing Activities	$(64,884)	$(802)
Net Cash Provided by Financing Activities	$1,228,301	$730,462
Cash increase during the year	$(190,213)	$176,499

We had cash in the amount of $25,387 as of May 31, 2013 as compared to $215,600 as of May 31, 2012. We had a working capital deficit of $1,126,556 as of May 31, 2013 compared to working capital deficit of $934,330 as of May 31, 2012.

Our principal sources of funds have been from sales of our common stock.

Liquidity and Capital Resources

We expect that our total expenses will increase over the next year as we increase our business operations. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, we plan to primarily concentrate on commercializing our ERC technology and associated projects

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
Consolidated financial statements
May 31, 2013
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Mantra Venture Group Ltd. (a development stage company) as of May 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from January 22, 2007 (date of inception) to May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Mantra Venture Group Ltd. accumulated from January 22, 2007 (date of inception) to May 31, 2008 were audited by other auditors whose reports dated September 15, 2008 and September 20, 2007 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from January 22, 2007 (date of inception) to May 31, 2008 reflect a net loss of $2,046,612 of the related cumulative totals. The auditors’ reports have been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the reports of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended and accumulated from January 22, 2007 (date of inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 11, 2013

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2013	2012
	$	$

ASSETS
Current assets
Cash	25,387	215,600
Amounts receivable	19,915	16,120
Inventory	–	2,500
Prepaid expenses and deposits	34,521	40,140
Total current assets	79,823	274,360
Restricted cash (Note 3)	28,750	–
Property and equipment (Note 4)	70,771	22,966
Total assets	179,344	297,326
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	571,805	536,888
Due to related parties (Note 5)	173,424	244,455
Loans payable (Note 6)	253,227	227,347
Obligations under capital lease (Note 7)	7,826	–
Convertible debentures (Note 8)	200,097	200,000
Total current liabilities	1,206,379	1,208,690
Loans payable (Note 6)	31,346	60,297
Obligations under capital lease (Note 7)	29,177	–
Total liabilities	1,266,902	1,268,987
Going concern (Note 1)
Commitments and contingencies (Note 12)
Subsequent events (Note 14)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 55,226,276 (2012 – 45,623,806) shares	552	456
Additional paid-in capital	6,875,939	5,675,442
Common stock subscribed (Note 9)	115,662	144,916
Common stock subscriptions receivable (Note 9)	–	(94,708)
Deficit accumulated during the development stage	(8,023,639)	(6,689,470)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,031,486)	(963,364)
Non-controlling interest	(56,072)	(8,297)
Total stockholders’ deficit	(1,087,558)	(971,661)
Total liabilities and stockholders’ deficit	179,344	297,326

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)

			Accumulated from
			January 22, 2007
	Year Ended	Year Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
	$	$	$

Revenue	3,027	13,281	38,812

Cost of goods sold	2,500	10,238	14,973

Gross profit	527	3,043	23,839

Operating expenses

Business development	18,907	18,552	351,413
Consulting and advisory	120,787	178,016	977,625
Depreciation and amortization	30,872	26,493	181,506
Foreign exchange loss (gain)	(13,942)	(21,139)	25,191
General and administrative	48,452	55,504	476,303
License fees	30,459	19,614	83,511
Management fees (Note 5)	312,586	168,811	1,439,856
Professional fees	159,705	153,833	1,049,500
Public listing costs	15,400	11,588	237,900
Rent (Note 5)	22,623	33,118	243,806
Research and development	428,674	11,596	858,476
Shareholder communications and awareness	40,035	2,793	681,513
Travel and promotion	119,906	35,082	545,874
Wages and benefits	40,235	–	779,744
Website development/corporate branding	–	–	195,451
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	12,455	12,455

Total operating expenses	1,374,699	706,316	8,177,939

Loss before other income (expense)	(1,374,172)	(703,273)	(8,154,100)

Other income (expense)

Accretion of discounts on convertible debentures	(2,998)	–	(48,928)
Loss on disposal of equipment	–	(14,999)	(14,999)
Gain on settlement of debt	497	81,463	22,332
Government grant income	–	–	118,324
Interest expense	(43,458)	(32,533)	(145,925)

Total other income (expense)	(45,959)	33,931	(69,196)

Net loss for the period	(1,420,131)	(669,342)	(8,223,296)

Less: net loss attributable to the non-controlling interest	85,962	60,680	199,657

Net loss attributable to Mantra Venture Group Ltd.	(1,334,169)	(608,662)	(8,023,639)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.03)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	51,052,620	43,582,643

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2013
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
Period from January 22, 2007 (date of inception) to May 31, 2013
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
Period from January 22, 2007 (date of inception) to May 31, 2013

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
Period from January 22, 2007 (date of inception) to May 31, 2013

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

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2013

						Deficit
						accumulated
			Additional	Common	Common stock	during the		Total
	Common Stock		paid-in	stock	subscriptions	development	Non-controlling	stockholders’
		Amount	capital	subscribed	receivable	stage	interest	equity (deficit)
	Number	$	$	$	$	$	$	$

Balance, May 31, 2011	40,540,756	405	4,827,439	163,000	–	(6,080,808)	10,325	(1,079,639)

Stock Issued for Cash
Stock issued at $0.01 per share pursuant to the exercise of stock options	500,000	5	4,995	–	–	–	–	5,000
Units issued at $0.05 per share	1,120,550	11	56,017	–	–	–	–	56,028
Units issued at $0.08 per share	2,037,500	20	162,980	(163,000)	–	–	–	–

Stock Issued by Subsidiaries
Stock issued at Cdn$1.00 per share	–	–	482,737	–	(94,708)	–	33,971	422,000
Stock issued at $0.10 per share	–	–	1,297	–	–	–	703	2,000

Stock Issued for Services
Stock issued at $0.07 per share	950,000	10	66,490	–	–	–	–	66,500
Stock issued at $0.08 per share	150,000	2	11,998	–	–	–	–	12,000

Units issued to settle debt	325,000	3	22,747	–	–	–	–	22,750

Share subscriptions received	–	–	–	131,300	–	–	–	131,300

Share subscriptions received by subsidiary	–	–	–	13,616	–	–	7,384	21,000

Fair value of stock options granted	–	–	38,742	–	–	–	–	38,742

Net loss for the year	–	–	–	–	–	(608,662)	(60,680)	(669,342)

Balance, May 31, 2012	45,623,806	456	5,675,442	144,916	(94,708)	(6,689,470)	(8,297)	(971,661)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of stockholder’s equity (deficit)
Period from January 22, 2007 (date of inception) to May 31, 2013

						Deficit
						accumulated
			Additional	Common	Common stock	during the		Total
	Common Stock		paid-in	stock	subscriptions	development	Non-controlling	stockholders’
		Amount	capital	subscribed	receivable	stage	interest	equity (deficit)
	Number	$	$	$	$	$	$	$

Balance, May 31, 2012	45,623,806	456	5,675,442	144,916	(94,708)	(6,689,470)	(8,297)	(971,661)

Stock Issued for Cash
Stock issued at $0.03 per share pursuant to the exercise of stock options	250,000	3	7,497	–	–	–	–	7,500
Stock issued at $0.05 per share pursuant to the exercise of stock options	200,000	2	9,998	–	–	–	–	10,000
Units issued at $0.015 per share	1,333,333	13	19,987	(20,000)	–	–	–	–
Units issued at $0.05 per share	826,000	8	41,292	(41,300)	–	–	–	–
Units issued at $0.10 per share	2,125,000	21	212,479	(20,000)	–	–	–	192,500
Units issued at $0.12 per share	3,325,001	33	398,967	–	–	–	–	399,000
Units issued at $0.17 per share	1,543,136	16	262,318	–	–	–	–	262,334

Stock Issued by Subsidiary
Stock issued at Cdn$1.00 per share	–	–	185,067	–	–	–	22,664	207,731

Share subscriptions for previously issued shares received by subsidiary	–	–	–	–	94,708	–	8,292	103,000

Share subscriptions received by subsidiary	–	–	–	59,046	–	–	7,231	66,277

Subscriptions received	–	–	–	43,000	–	–	–	43,000

Share subscriptions transferred to loans payable				(50,000)				(50,000)

Fair value of stock options granted	–	–	62,892	–	–	–	–	62,892

Net loss for the year	–	–	–	–	–	(1,334,169)	(85,962)	(1,420,131)

Balance, May 31, 2013	55,226,276	552	6,875,939	115,662	–	(8,023,639)	(56,072)	(1,087,558)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)

			Accumulated from
			January 22, 2007
	Year Ended	Year Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
	$	$	$

Operating activities
Net loss	(1,420,131)	(669,342)	(8,223,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	2,998	–	48,928
Depreciation and amortization	30,872	26,493	181,506
Foreign exchange loss (gain)	4,430	(10,894)	(1,997)
Gain on settlement of debt	(497)	(81,463)	(22,332)
Loss on disposal of property and equipment	–	14,999	14,999
Non-cash interest expense	10,000	–	10,000
Stock-based compensation	49,991	117,242	1,636,316
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	12,455	12,455
Changes in operating assets and liabilities:
Amounts receivable	(3,795)	9,429	(19,915)
Inventory	2,500	1,024	(12,455)
Prepaid expenses and deposits	5,619	(18,791)	(34,521)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	35,414	6,927	1,046,010
Due to related parties	(71,031)	38,760	173,424
Net cash used in operating activities	(1,353,630)	(553,161)	(5,165,063)
Investing activities
Purchase of property and equipment	(36,134)	(1,702)	(213,633)
Proceeds from sale of property and equipment	–	900	900
Restricted cash	(28,750)	–	(28,750)
Net cash used in investing activities	(64,884)	(802)	(241,483)
Financing activities
Repayment of capital lease obligations	(7,921)	–	(7,921)
Proceeds from loans payable	–	93,135	201,571
Repayment of loan payable	(55,120)	–	(55,120)
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	1,291,342	637,327	5,043,403
Net cash provided by financing activities	1,228,301	730,462	5,431,933
Change in cash	(190,213)	176,499	25,387
Cash, beginning of period	215,600	39,101	–
Cash, end of period	25,387	215,600	25,387

Non-cash investing and financing activities:
Property and equipment financed under capital lease	42,543	–	42,543
Common stock issued to settle debt	–	22,750	409,372
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815
Common stock subscriptions transferred to loans payable	50,000	–	50,000

Supplemental disclosures:
Interest paid	56,979	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2013, the Company has a working capital deficit of $1,126,556, has not generated significant revenues, and has accumulated losses of $8,023,639 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.84% owned and Mantra Energy Alternatives Ltd., which is 89.09% owned. All inter- company balances and transactions have been eliminated.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, valuation of inventory, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Accounts Receivable

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Income Taxes

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

As of May 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2013. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2013 and 2012, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, loans payable, convertible debentures, obligations under capital lease, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Research and Development Costs

Research and development costs are expensed as incurred.

	(m)	Stock-based Compensation

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

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2013, the Company had 10,329,619 (2012 – 9,545,992) dilutive potential shares outstanding.

	(o)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	(p)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

			May 31,	May 31,
			2013	2012
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	3,862	782	3,080	1,607
Office furniture and equipment	48,847	48,847	–	8,000
Research equipment	61,971	51,438	10,533	13,359
Vehicles under capital lease	68,340	11,182	57,158	–

	183,020	112,249	70,771	22,966

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

5.	Related Party Transactions

	(a)	During the year ended May 31, 2013, the Company incurred management fees of $95,098 (2012 - $72,000) and rent of $18,000 (2012 - $nil) to the President of the Company.

	(b)	During the year ended May 31, 2013, the Company incurred management fees of $58,988 (2012 - $54,000) to the spouse of the President of the Company.

	(c)	During the year ended May 31, 2013, the Company incurred management fees of $50,000 (2012 - $27,811) to a director of the Company.

	(d)	During the year ended May 31, 2013, the Company incurred management fees of $50,901 (2012 - $nil), including stock based compensation of $25,901, to a director of the Company.

(e)

As at May 31, 2013, the Company owes a total of $138,526 (2012 - $179,978) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at May 31, 2013, the Company owes $11,515 (2012 - $42,033) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(g)	As at May 31, 2013, the Company owes $23,383 (2012 - $22,444) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

6.	Loans Payable

	(a)	As at May 31, 2013, the amount of $61,053 (Cdn$63,300) (2012 - $61,106, (Cdn$63,300)) is owed to a non- related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at May 31, 2013, the amount of $5,000 (2012 - $10,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand. As at May 31, 2013, the Company has recorded interest of $3,723 (2012 - $2,723) which has been included in accounts payable and accrued liabilities.

	(c)	As at May 31, 2013, the amount of $9,838 (Cdn$10,200) (2012 – $29,183, (Cdn$30,200)) is owed to a non- related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at May 31, 2013, the amount of $17,500 (2012 - $17,500) is owed to a non-related party which is non- interest bearing, unsecured, and due on demand.

	(e)	As at May 31, 2013, the amount of $15,000 (2012 - $15,000) is owed to a non-related party which is non- interest bearing, unsecured, and due on demand.

	(f)	As at May 31, 2013, the amount of $18,884 (Cdn$18,895) (2012 – $18,225 (Cdn$18,895)) is owed to a non- related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at May 31, 2013, the amounts of $7,500 and $35,027 (Cdn$37,000) (2012 - $7,500 and $35,820, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at May 31, 2013, $60,281 (2012 - $88,820) is owed, of which $28,935 (Cdn$30,000) (2012 - $28,523 (Cdn$30,000)) is due over the next twelve months.

	(i)	As at May 31, 2013, the amount of $4,490 (2012 - $4,490) is owed to a non-related party which is non- interest bearing, unsecured, and due on demand.

(j)

In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

7.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2013:

Year ending May 31:	$
2014	12,167
2015	12,167
2016	21,891

Net minimum lease payments	46,225
Less: amount representing interest payments	(9,222)

Present value of net minimum lease payments	37,003
Less: current portion	(7,826)

Long-term portion	29,177

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

8.	Convertible Debentures

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

On July 18, 2012, the Company entered into a settlement agreement with the $150,000 debenture holder. Pursuant to the settlement agreement, the lender has agreed to extend the due date until April 11, 2013 and the Company has agree to paid $43,890 of accrued interest within five days of the agreement (paid), pay the accruing interest on a monthly basis (paid), and pay a $10,000 premium in addition to the $150,000 principal outstanding on April 11, 2013. On April 29, 2013, the Company entered into an amended settlement agreement whereby the lender has agree to extend the due date to September 15, 2013 and the Company has agreed to pay $6,836 of interest for the period from April 1 to September 15, 2013 upon execution of the agreement (paid) and granted the lender 100,000 stock options exercisable at $0.12 per share for a period of two years.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

8.	Convertible Debentures (continued)

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. As at May 31, 2013 the Company had accreted $2,998 of the discount bring the carrying value of the convertible debenture to $150,097.

9.	Common Stock

Stock transactions during the year ended May 31, 2013:

(a)	As at May 31, 2013, the Company had received proceeds of $43,000 for subscriptions for 100,000 units at $0.17 and 325,000 units at $0.08 per unit. Refer to Note 14(b).

(b)

As at May 31, 2013 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cnd$67,000), which is included in common stock subscribed net of the non-controlling interest portion of $7,231.

(c)

As at May 31, 2013, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

(d)

On May 30, 2013, the Company issued 62,000 units at $0.17 per unit for proceeds of $10,540. Each unit consisted of one share of common stock and one half of one share purchase warrant exercisable at $0.40 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

(e)

On May 10, 2013, the Company issued 400,000 units at $0.12 per unit for proceeds of $48,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(f)

On March 18, 2013, the Company issued 1,481,136 units at $0.17 per unit for proceeds of $251,794. Each unit consisted of one share of common stock and one half of a share purchase warrant exercisable at $0.40 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

(g)

On December 11, 2012, the Company issued 2,925,001 units at $0.12 per unit for proceeds of $351,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(h)	On December 1, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., issued 210,000 shares of common stock at Cdn$1.00 per share for proceeds of $207,731 (Cdn$210,000).

(i)	On November 16, 2012, the Company issued 200,000 shares of common stock at $0.05 per share for proceeds of $10,000 pursuant to the exercise of stock options.

(j)	On November 7, 2012, the Company issued 250,000 shares of common stock at $0.03 per share for proceeds of $7,500 pursuant to the exercise of stock options.

(k)

On September 23, 2012, the Company issued 100,000 units at $0.10 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

9.	Common Stock (continued)

Stock transactions during the year ended May 31, 2013: (continued)

(l)

On September 11, 2012, the Company issued 2,025,000 units at $0.10 per unit for proceeds of $202,500, of which $20,000 was included in common stock subscribed as at May 31, 2012. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.30 per share for seven consecutive trading days.

	(m)	On July 9, 2012, the Company issued 826,000 shares of common stock at $0.05 per share for total proceeds of $41,300, which was included in common stock subscribed as at May 31, 2012.

	(n)	On June 29, 2012, the Company issued 1,333,333 shares of common stock at $0.015 per share for proceeds of $20,000, which was included in common stock subscribed as at May 31, 2012.

Stock transactions during the year ended May 31, 2012:

(o)

As at May 31, 2012, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

	(p)	On March 15, 2012, the Company issued 500,000 shares for proceeds of $5,000 pursuant to the exercise of stock options.

(q)

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

(r)

On February 29, 2012, the Company’s subsidiary, Mantra Energy Alternatives Ltd., issued 525,000 shares of common stock at Cdn$1.00 per share for proceeds of $525,000, of which $94,708 ($103,000 less the non-controlling interest portion of $8,292) was receivable as at May 31, 2012.

(s)

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

(t)

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

	(u)	On August 8, 2011, the Company issued 700,000 shares of common stock with a fair value of $49,000 to a consultant for services.

	(v)	On July 27, 2011, the Company issued 250,000 shares of common stock with a fair value of $17,500 pursuant to an investor relations agreement.

	(w)	On July 27, 2011, the Company issued 150,000 shares of common stock with a fair value of $12,000 to a consultant for financial public relations services.

	(x)	On June 23, 2011, the Company’s subsidiary, Climate ESCO Ltd., issued 20,000 shares of common stock at $0.10 per share for proceeds of $2,000.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2011	7,736,497	0.22

Issued	3,183,050	0.20
Expired	(3,173,555)	0.26

Balance, May 31, 2012	7,745,992	0.20

Issued	6,221,569	0.21
Expired	(4,562,942)	0.20

Balance, May 31, 2013	9,404,619	0.21

As at May 31, 2013, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
25,000	0.20	August 11, 2013
2,037,500	0.20	August 31, 2013
1,120,550	0.20	March 9, 2014
2,025,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014
2,925,001	0.20	December 11, 2014
740,568	0.40	March 18, 2015
400,000	0.20	May 10, 2015
31,000	0.40	May 30, 2015

9,404,619

11.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2011	1,575,000	0.17

Granted	1,050,000	0.04
Exercised	(500,000)	0.01
Expired	(825,000)	0.12

Outstanding, May 31, 2012	1,300,000	0.10

Granted	500,000	0.10
Exercised	(450,000)	0.04
Expired	(750,000)	0.25
Forfeited	(200,000)	0.10

Outstanding and exercisable, May 31, 2013	400,000	0.10	1.6	14,000

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

11.	Stock Options (continued)

Additional information regarding stock options as of May 31, 2013 is as follows:

	Exercise
Number of	price
options	$	Expiry date

100,000	0.06	May 1, 2014
200,000	0.10	May 7, 2015
100,000	0.12	May 6, 2015

400,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2013	2012

Risk-free Interest rate	0.24%	0.31%
Expected life (in years)	2.0	2.0
Expected volatility	172%	177%

During the year ended May 31, 2013, the Company recorded stock-based compensation of $62,892 (2012 -$38,742) for stock options granted.

The weighted average fair value of the stock options granted during 2013 was $0.15 (2012 - $0.04) per option.

12.	Commitments and Contingencies

(a)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

  an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (paid);
  a further license fee of Cdn$15,000 (paid) to be paid within ninety days of September 2, 2009; and
  an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000 (accrued)
September 1, 2013	Cdn$40,000
September 1, 2014 and each
successive anniversary	Cdn$50,000

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
Year ended May 31, 2013
(Expressed in U.S. dollars)

12.	Commitments and Contingencies (continued)

(b)

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

(c)

  On March 13, 2013, the Company entered into an agreement with a consultant who will complete a specified project for approximately $137,000 over a period of approximately 15 weeks. On February 25, 2013, the Company also entered into a premises sublease agreement for Cdn$18,720 for a period of one year until March 1, 2014.

	(d)	On April 1, 2013, the Company entered into an agreement with a consultant who will perform services for Cdn$7,500 a month for a period of one year.

13.	Income Taxes

The Company has net operating losses carried forward of $7,327,615 available to offset taxable income in future years which expires in beginning in fiscal 2027.

  The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
	$	$
Income tax recovery at statutory rate	(482,845)	(227,576)
Permanent differences and other	18,017	17,166
Valuation allowance change	464,828	210,410
Provision for income taxes	–	–

  The significant components of deferred income tax assets and liabilities as at May 31, 2013 and 2012 are as follows:

	2013	2012
	$	$
Net operating losses carried forward	2,494,757	2,029,929
Valuation allowance	(2,494,757)	(2,029,929)
Net deferred income tax asset	–	–

14.	Subsequent Events

	(a)	On July 1, 2013, the Company entered into an agreement with a consultant who is to be paid $150 per hour and was granted 300,000 stock options exercisable at $0.15 per share for a period of two years.

(b)

  On July 15, 2013, the Company issued 1,871,588 units at $0.08 per unit for proceeds of $149,727, of which $26,000 was included in common stock subscribed as at May 31, 2013. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

  Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

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

  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

  Management’s Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, our company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

4.

  The lack of a functioning audit committee and lack of a majority of outside directors on our company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

  As a result, management has concluded that our company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

  Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2013.

  Changes in Internal Control

  During the quarter ended May 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Item 9B.         Other Information

  On May 7, 2013, our company accepted the resignation of Tommy Unger as director of our company, effective April 8, 2013. Mr. Unger’s resignation was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise.

  Concurrently with Mr. Unger’s resignation, on May 7, 2013, our company accepted a consent to act from our chief technology officer, Patrick Dodd, to act as a director of our company to fill the ensuing vacancy, until the next annual general meeting.

  PART III

  Item 10.         Directors, Executive Officers and Corporate Governance

  Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors has fixed the number of directors at three.

  Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	41	January 22, 2007
Jonathan Michael Boughen	Director	52	February 28, 2011
Patrick Dodd	Chief Technology Officer and Director	25	May 7, 2013

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

  Jonathan Michael Boughen–Director

  Jonathan Michael Boughen has been a director of our company since February 28, 2011.

  From May of 2000 to January of 2006, Mr. Boughen was a sales manager at Ropak Corporation, a company that specializes in plastic packaging, container and film technologies worldwide. His responsibilities and duties included managing the sales team and key distributors and sharing the profit and loss responsibility with the regional plant manager.

  Since June of 2006, Mr. Boughen has been a general manager at Scientek Technology Corporation, a company that specializes in building hospital and laboratory products such as washers and dryers for the processing of surgical instruments and utensils, operating room carts, and laboratory glassware. His responsibilities and duties includes leading the company with full profit and loss responsibility and managing the sales and growth profit through major changes in technology and currency value in a highly competitive market.

  Patrick Dodd – Chief Technology Officer and Director

  Patrick Dodd has been acting as our company’s chief technology officer since January 8, 2013 and as director since May 7, 2013.

  Patrick Dodd began a bachelor’s degree in Chemical Engineering in 2006. This time was rife with experience, as, aside from playing on the varsity football team for five years, he worked as a process engineering intern for two terms at Nexen Inc. in Calgary, Alberta (in 2007 and 2008). At Nexen, Mr. Dodd was responsible for developing an electronic line list and complete set of process flow diagrams for the company’s Balzac gas plant. The following year saw Mr. Dodd engaged as a research assistant in the Chemical Engineering Department at McGill University, where he supplemented multiple Master’s theses by synthesizing a series of “green” succinate-based plasticizers and testing their performance. This work resulted in his being named in two publications.

  Upon the completion of his degree at McGill University, in 2010, Mr. Dodd immediately began working toward a Master’s degree in Clean Energy Engineering at the University of British Columbia. In 2012, he capitalized on an opportunity to work as a process engineering intern at Iceland’s Carbon Recycling International, and thus became involved with the concept of carbon utilization. This project led to Mr. Dodd’s involvement with our company, and to complete his degree Patrick completed the early stages of design for our company’s ERC pilot plant, work which has served as the basis for its completed design. Mr. Dodd obtained his Master Degree in 2012 and was immediately engaged with our company wherein he has primarily been engaged in setting up our new internal research and development lab.

  Our board of directors now consists of Larry Kristof, Jonathan Michael Boughen and Patrick Dodd.

  Other than as described above, there have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions, in which our company is, or plans to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related persons had or will have a direct or indirect material interest. There are no family relationships between any of the directors and officers described in the preceding disclosure.

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

  Audit Committee

  The functions of the Audit Committee are currently carried out by our board of directors. Our board of directors has determined that we do not have an audit committee financial expert on our board of directors carrying out the duties of the Audit Committee. Our board of directors has determined that the cost of hiring a financial expert to act as our director and a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on our board of directors.

  Code of Ethics

  We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our Registration Statement filed on Form S-1filed with the SEC on February 26, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Mantra Ventures Group Ltd., #562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada V4A 2H9.

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

  Director Nominees

  We do not have a nominating committee. Our board of directors selects individuals to stand for election as members of the board. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual board of directors' meeting at which the slate of board nominees is adopted, the board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board of directors, as well as a list of references.

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

  Section 16(a) Beneficial Ownership Compliance Reporting

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

  Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Patrick Dodd(1)	1	1	0

  (1)      the insider was late filing a Form 3, Initial Statement of Beneficial Ownership.

  Item 11.         Executive Compensation

  The particulars of the compensation paid to the following persons:

    our principal executive officer;
    each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2013 and 2012; and
    up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Larry Kristof(1) President. Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2013 2012	95,098 72,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	95,098 72,000
Tommy David Unger(2) Former VP Corporate Finance and Director	2013 2012	50,000 Nil	Nil Nil	Nil Nil	Nil 26,802(3)	Nil Nil	Nil Nil	Nil 15,000	50,000 41,802

(1)	Larry Kristof was appointed president, chief executive officer, secretary and treasurer on January 22, 2007 and was appointed chief financial officer on January 18, 2011.
(2)

  Tommy David Unger was appointed a director of our company on February 20, 2012 and as vice president corporate finance on April 3, 2012. Mr. Unger resigned from all positions on May 7, 2013, effective April 8, 2013.

(3)	Includes fair value of 250,000 options held indirectly by Tommy David Unger through his company BC0848571 Ltd. these options were exercised by Mr. Unger on November 7, 2012.

  Stock Option Plan

  On November 24, 2009, we registered a2009 Stock Compensation Plan and a 2009 Stock Option Plan which permits our company to grant up to an aggregate of 3,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

  Option Grants in the Last Fiscal Year

  The following table outlines unexercised options, stock that have not vested and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiry Date
Larry Kristof	Nil	N/A	N/A
Jonathan Michael Boughen	Nil	N/A	N/A
Tommy David Unger	Nil	N/A	N/A

(1)

  We have omitted certain columns in the outstanding equity awards table pursuant to Item 402(a)(5) of Regulation S- K as no equity awards were awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

  Management Compensation Narrative

  On April 3, 2012, we entered into a consulting agreement with BC0848571 Ltd., a company controlled by Tommy David Unger, a director of our company, whereby Mr. Unger has agreed to provide consulting services as our company’s vice president of corporate finance for a period of twelve months. In consideration for agreeing to provide such consulting services by Mr. Unger, we have agreed to salary of Cdn$5,000 per month and to grant 250,000 options to acquire 250,000 shares of our common stock at a purchase price of Cdn$0.03 per share. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement. These options were exercised on November 7, 2012. Mr. Unger resigned from our company effective April 8, 2013.

  On January 8, 2013, we entered into an employment agreement with Larry Kristof, whereby Larry Kristof has agreed to provide services as chief executive officer of our company for a period of two years. As compensation, pursuant to the terms of the employment agreement, Larry Kristof will receive an annual salary of $60,000, payable in equal monthly installments. The employment agreement may be terminated by Larry Kristof, for any reason, by providing at least three month’s advance written notice to our company.

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

  The following table sets forth a summary of the compensation paid to our non-employee directors in our fiscal year ended May 31, 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Dodd	25,000	Nil	25,901	Nil	Nil	Nil	50,901
Tommy David Unger	50,000	Nil	Nil	Nil	Nil	Nil	50,000

  On February 20, 2012, we entered into a director agreement with Tommy David Unger. As compensation, under the director agreement, we granted stock options to Mr. Unger to purchase up to 500,000 shares of our common stock at a price of Cdn$0.01 per share. Mr. Unger exercised these options on March 15, 2012.

  On April 3, 2012 we issued 250,000 stock options to acquire 250,000 shares of our common stock at a purchase price of Cdn$0.03 per share pursuant to a consulting agreement with BC0848571 Ltd., a company operated by our director Tommy David Unger. These options are non-transferrable, vest immediately and expire the earlier of 24 months, or upon the termination of the consulting agreement. These options were exercised on November 7, 2012.

  On May 7, 2013, our company entered into a director agreement with Patrick Dodd. As compensation, under the director agreement, our company granted stock options to Mr. Dodd to purchase up to 200,000 shares of our common stock at a price of $0.10 per share. The stock options shall terminate for exercise the earlier of May 7, 2015 or 180 calendar days after resignation of Mr. Dodd as director, in which case, 100,000 stock options shall remain available to Mr. Dodd at an exercise price of US$0.10 until November 7, 2015.

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

  Compensation Committee

  We do not currently have a compensation committee of our board of directors. Our board of directors as a whole determines executive compensation.

  Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table lists, as of August 16, 2013 the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

  The percentages below are calculated based on 57,097,864 issued and outstanding shares of our common stock as of September 12, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Shares	Larry Kristof(2) #4 2119 152nd Street Surrey BC V4A 4N7	13,350,000 (3)	23.38%
Common Shares	Jonathan Michael Boughen(4) 1765 Amble Greene Drive Surrey BC V4A7J1	62,500	*
Common Shares	Patrick Dodd(5) #312 – 1617 Gravely Street Vancouver BC V5L 3A8	200,000(6)	*
	All Officers and Directors as a Group	13,612,500	23.38%

  *represents an amount less than 1%

(1)

  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 16, 2013. As of August 16, 2013, there were 57,097,864shares of our company’s common stock issued and outstanding.

(2)	Larry Kristof is our president, chief executive officer, chief financial officer, secretary, treasurer and a director of our company.
(3)	Includes:
	a)	100,000 common shares held by 0770987 BC Ltd. and Larry Kristof’s spouse, Kelly Kristof, in street name; and
	b)	13,250,000 common shares held by 0770987 BC Ltd.
	c)	Mr. Kristof has sole voting and investment control over 0770987 BC Ltd.
(4)	Jonathan Michael Boughen is a director of our company.
(5)	Patrick Dodd is a director of our company.
(6)	Includes options to acquire 200,000 shares of common stock by Mr. Dodd exercisable within 60 days.

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

  Item 13.         Certain Relationships and Related Transactions, and Director Independence

  Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years:

(a)	During the year ended May 31, 2013, our company incurred management fees of $50,901 (2012 - $30,000) to directors of our company.

(b)	As at May 31, 2012, our company owes $11,515 (2012 - $42,033) to the spouse of the President of our company which is non-interest bearing, unsecured, and due on demand.

(c)	As at May 31, 2013, our company owes $22,383 (2012 - $22,444) to a director of our company, which is non-interest bearing, unsecured, and due on demand.

(d)

  As at May 31, 2012, our company owes a total of $138,526 (2012 - $179,978) to the president of our company and a company controlled by the president of our company which is non-interest bearing, unsecured, and due on demand.

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

  Item 14.         Principal Accountant Fees and Services

  The aggregate fees billed for the most recently completed fiscal year ended May 31, 2013 and for fiscal year ended May 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2013 ($)	2012 ($)
Audit Fees	Cdn$39,000	Cdn$35,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Cdn$39,000	Cdn$35,250

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

(3)	Articles of Incorporation, Bylaws

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

Exhibit
Number	Exhibit Description

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.4	Service Contract with Powertech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)

10.5	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)

10.6

  Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.7

  Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd. and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.8	Employment Agreement between our company and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.9

  Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd. and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)

10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)

10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)

10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)

10.13	Framework Agreement between Mantra Energy Alternatives Ltd. and Alstrom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2013)

10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

(21)	List of Subsidiaries

21.1	Carbon Commodity Corporation Climate ESCO Ltd. Mantra Energy Alternatives Ltd. Mantra China Inc. Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.

(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit
Number	Exhibit Description

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)

(101)**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

  MANTRA VENTURE GROUP LTD.

Date: September 13, 2013	By:	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

  Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2013	By:	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief
Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial
Officer and Principal Accounting Officer)

Date: September 13, 2013	By:	/s/ Jonathan Boughen
Jonathan Boughen
Director

Date: September 13, 2013
	By:	/s/ Patrick Dodd
Patrick Dodd
Director