Form 10-Q
period 2013-08-31
Mantra Venture Group Ltd.
filed 2013-10-21
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 57,097,864 common shares issued and outstanding as of October 18, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2013	2013
	$	$
	(unaudited)
ASSETS

Current assets

Cash	30,070	25,387
Amounts receivable	51,966	19,915
Prepaid expenses and deposits	57,320	34,521

Total current assets	139,356	79,823

Restricted cash (Note 3)	27,241	28,750
Property and equipment (Note 4)	64,728	70,771

Total assets	231,325	179,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	711,632	571,805
Due to related parties (Note 5)	167,866	173,424
Loans payable (Note 6)	268,517	253,227
Obligations under capital lease (Note 7)	7,671	7,826
Convertible debentures (Note 8)	209,111	200,097

Total current liabilities	1,364,797	1,206,379

Loans payable (Note 6)	26,056	31,346
Obligations under capital lease (Note 7)	26,919	29,177

Total liabilities	1,417,772	1,266,902

Going concern (Note 1)
Commitments and contingencies (Note 12)

Stockholders’ deficit

Mantra Venture Group Ltd. stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 57,097,864 (May 31, 2013 – 55,226,276) shares	571	552

Additional paid-in capital	7,063,847	6,875,939

Common stock subscribed (Note 9)	89,662	115,662

Deficit accumulated during the development stage	(8,271,402)	(8,023,639)

Total Mantra Venture Group Ltd. stockholders’ deficit	(1,117,322)	(1,031,486)

Non-controlling interest	(69,125)	(56,072)

Total stockholders’ deficit	(1,186,447)	(1,087,558)

Total liabilities and stockholders’ deficit	231,325	179,344

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 22, 2007
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
	$	$	$

Revenue	–	3,027	38,812

Cost of goods sold	–	2,500	14,973

Gross profit	–	527	23,839

Operating expenses

Business development	–	6,665	351,413
Consulting and advisory	40,700	22,111	1,018,325
Depreciation and amortization	7,524	5,825	189,030
Foreign exchange loss (gain)	(13,700)	16,845	11,491
General and administrative	9,524	12,278	485,827
License fees	–	–	83,511
Management fees (Note 5)	46,521	78,000	1,486,377
Professional fees	30,637	38,602	1,080,137
Public listing costs	1,069	3,480	238,969
Rent (Note 5)	10,649	4,500	254,455
Research and development (Note 5)	86,672	89,787	945,148
Shareholder communications and awareness	240	34,719	681,753
Travel and promotion	18,458	37,019	564,332
Wages and benefits	–	–	779,744
Website development/corporate branding	–	–	195,451
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455

Total operating expenses	238,294	349,831	8,416,233

Loss before other income (expense)	(238,294)	(349,304)	(8,392,394)

Other income (expense)

Accretion of discounts on convertible debentures	(9,014)	–	(57,942)
Loss on disposal of equipment	–	–	(14,999)
Gain on settlement of debt	–	–	22,332
Government grant income	–	–	118,324
Interest expense	(13,508)	(8,816)	(159,433)

Total other income (expense)	(22,522)	(8,816)	(91,718)

Net loss for the period	(260,816)	(358,120)	(8,484,112)

Less: net loss attributable to the non-controlling interest	13,053	13,364	212,710

Net loss attributable to Mantra Venture Group Ltd.	(247,763)	(344,756)	(8,271,402)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	–	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	56,182,413	47,102,480

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	January 22, 2007
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
	$	$	$

Operating activities
Net loss	(260,816)	(358,120)	(8,484,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	9,014	–	57,942
Depreciation and amortization	7,524	5,825	189,030
Foreign exchange loss (gain)	(2,298)	12,957	(4,295)
Gain on settlement of debt	–	–	(22,332)
Loss on disposal of property and equipment	–	–	14,999
Non-cash interest expense	–	–	10,000
Stock-based compensation	38,200	–	1,674,516
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455
Changes in operating assets and liabilities:
Amounts receivable	(32,051)	(14,692)	(51,966)
Inventory	–	2,500	(12,455)
Prepaid expenses and deposits	(22,799)	(57,099)	(57,320)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	139,827	5,998	1,185,837
Due to related parties	(5,558)	(38,023)	167,866
Net cash used in operating activities	(128,957)	(440,654)	(5,294,020)

Investing activities

Purchase of property and equipment	(1,481)	(8,406)	(215,114)
Proceeds from sale of property and equipment	–	–	900
Restricted cash	–	–	(28,750)
Net cash used in investing activities	(1,481)	(8,406)	(242,964)

Financing activities

Repayment of capital lease obligations	(1,793)	(302)	(9,714)
Proceeds from loans payable	18,000	–	219,571
Repayment of loans payable	(4,813)	(7,609)	(59,933)
Proceeds from issuance of convertible debentures	–	–	250,000
Proceeds from issuance of common stock and subscriptions received	123,727	480,000	5,167,130
Net cash provided by financing activities	135,121	472,089	5,567,054
Change in cash	4,683	23,029	30,070
Cash, beginning of period	25,387	215,600	–
Cash, end of period	30,070	238,629	30,070

Non-cash investing and financing activities:
Property and equipment financed under capital lease	–	21,765	42,543
Common stock issued to settle debt	–	–	409,372
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815
Common stock subscriptions transferred to loans payable	–	–	50,000

Supplemental disclosures:
Interest paid	1,249	–	58,228
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of Mantra Venture Group Ltd. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2013, the Company has a working capital deficit of $1,225,441, has not generated significant revenues, and has accumulated losses of $8,271,402 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a) Principles of Consolidation

These unaudited consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.84% owned and Mantra Energy Alternatives Ltd., which is 89.09% owned. All inter- company balances and transactions have been eliminated.

(b) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

			August 31,	May 31,
			2013	2013
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	5,341	1,186	4,155	3,080
Research equipment	61,971	54,361	7,610	10,533
Vehicles under capital lease	68,340	15,377	52,963	57,158

	135,652	70,924	64,728	70,771

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

	(a)	During the three months ended August 31, 2013, the Company incurred management fees of $28,912 (2012 - $18,000) and rent of $4,500 (2012 - $4,500) to the President of the Company.

	(b)	During the three months ended August 31, 2013, the Company incurred management fees of $14,456 (2012 - $15,000) to the spouse of the President of the Company.

	(c)	During the three months ended August 31, 2013, the Company incurred research and development fees of $14,456 (2012 - $20,000) to a director of the Company.

(d)

As at August 31, 2013, the Company owes a total of $126,015 (May 31, 2013 - $138,526) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(e)	As at August 31, 2013, the Company owes $18,468 (May 31, 2013 - $11,515) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at August 31, 2013, the Company owes $23,383 (May 31, 2013 - $23,383) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

6.	Loans Payable

	(a)	As at August 31, 2013, the amount of $59,977 (Cdn$63,300) (May 31, 2013 - $61,053 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at August 31, 2013, the amount of $5,000 (May 31, 2013 - $5,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand. As at May 31, 2013, the Company has recorded interest of $3,975 (May 31, 2013 - $3,723) which has been included in accounts payable and accrued liabilities.

	(c)	As at August 31, 2013, the amount of $9,664 (Cdn$10,200) (May 31, 2013 – $9,838 (Cdn$10,200)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at August 31, 2013, the amount of $17,500 (May 31, 2013 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at August 31, 2013, the amount of $15,000 (May 31, 2013 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at August 31, 2013, the amount of $17,903 (Cdn$18,895) (May 31, 2013 – $18,884 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2013, the amounts of $7,500 and $35,058 (Cdn$37,000) (May 31, 2013 - $7,500 and $35,027, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at August 31, 2013, $54,481 (Cdn$57,500) (May 31, 2013 - $60,281 (Cdn$62,500)) is owed, of which $28,425 (Cdn$30,000) (May 31, 2013 - $31,346 (Cdn$30,000)) is due over the next twelve months.

	(i)	As at August 31, 2013, the amount of $4,490 (May 31, 2013 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

6.	Loans Payable (continued)

	(k)	As at August 31, 2013, the amount of $10,000 (May 31, 2013 - $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(l)	As at August 31, 2013, the amount of $8,000 (May 31, 2013 - $nil) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

7.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2013:

Year ending May 31:	$
2014	8,964
2015	11,952
2016	21,502

Net minimum lease payments	42,418
Less: amount representing interest payments	(7,828)

Present value of net minimum lease payments	34,590
Less: current portion	(7,671)

Long-term portion	26,919

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

8.	Convertible Debentures

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

On July 18, 2012, the Company entered into a settlement agreement with the $150,000 debenture holder. Pursuant to the settlement agreement, the lender has agreed to extend the due date until April 11, 2013 and the Company paid $43,890 of accrued interest within five days of the agreement, pay the accruing interest on a monthly basis (paid), and pay a $10,000 premium in addition to the $150,000 principal outstanding on April 11, 2013. On April 29, 2013, the Company entered into an amended settlement agreement whereby the lender has agreed to extend the due date to September 15, 2013 and the Company has agreed to pay $6,836 of interest for the period from April 1 to September 15, 2013 upon execution of the agreement (paid) and granted the lender 100,000 stock options exercisable at $0.12 per share for a period of two years.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

8.	Convertible Debentures (continued)

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. As at August 31, 2013 the Company had accreted $12,012 of the discount bring the carrying value of the convertible debenture to $159,111.

9.	Common Stock

(a)

As at August 31, 2013, the Company had received proceeds of $17,000 for subscriptions for 100,000 units at $0.17 per unit. Each unit will consist of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

(b)

As at August 31, 2013 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cnd$67,000), which is included in common stock subscribed net of the non-controlling interest portion of $7,231.

(c)

As at August 31, 2013, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed net of the non-controlling interest portion of $7,384.

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

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2013	9,404,619	0.21

Issued	935,794	0.20
Expired	(2,062,500)	0.20

Balance, August 31, 2013	8,277,913	0.21

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

10.	Share Purchase Warrants (continued)

As at August 31, 2013, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

1,120,550	0.20	March 9, 2014
2,025,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014
2,925,001	0.20	December 11, 2014
740,568	0.40	March 18, 2015
400,000	0.20	May 10, 2015
31,000	0.40	May 30, 2015
935,794	0.20	July 15, 2015

8,277,913

11.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2013	400,000	0.10

Granted	300,000	0.20

Outstanding and exercisable, August 31, 2013	700,000	0.14	1.6	14,000

Additional information regarding stock options as of August 31, 2013 is as follows:

	Exercise
Number of	price
options	$	Expiry date

100,000	0.06	May 1, 2014
200,000	0.10	May 7, 2015
100,000	0.12	May 6, 2015
300,000	0.20	July 1, 2015

700,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	August 31,	August 31,
	2013	2012

Risk-free Interest rate	0.34%	–
Expected life (in years)	2.0	–
Expected volatility	169%	–

During the three months ended August 31, 2013, the Company recorded stock-based compensation of $38,200 (2012 - $nil) for stock options granted.

The weighted average fair value of the stock options granted during 2013 was $0.13 per option.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

12.	Commitments and Contingencies

(a)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

•	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (paid);
•	a further license fee of Cdn$15,000 (paid) to be paid within ninety days of September 2, 2009; and
•	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000 (accrued)
September 1, 2013	Cdn$40,000
September 1, 2014 and each	Cdn$50,000
successive anniversary

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
  upon execution of the amendment to the settlement agreement, we paid USD$6,836 in full satisfaction of future interest payable on the convertible debenture from April 1, 2013 to September 15, 2015; and
  we granted to Bijl options to purchase up to 100,000 common shares of our company, exercisable for a period of 24 months from the time of grant and at the exercise price of USD$0.12 per common share.

As at the date of this report, we have not repaid the principal amount owing Bijl pursuant to the convertible debenture and amended settlement agreement and are seeking to re-negotiate the terms of repayment.

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

Also on July 31, 2012, Mantra Energy entered into a statement of work with Tekion setting out the work summary, deliverables, budgets and timelines in several stages, which have now all been completed:

Mantra Energy provided an upfront payment to Tekion of $50,000 on the signing of the statement of work.

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

Collaboration with Alstom (Switzerland) Ltd.

On June 24, 2013, through our majority owned subsidiary Mantra Energy Alternatives Inc., our company entered into an agreement with Alstom (Switzerland) Ltd. concerning the joint research and development projects relating to (1) a pilot plant for the conversion of carbon dioxide to formate at a Lafarge cement plant (the “Lafarge pilot project”) and (2) the development of processes for the conversion of carbon dioxide to other valuable chemicals.

Pursuant to the agreement with Alstom (Switzerland) Ltd., Mantra Energy and Alstom will co-operate in one or more research and development projects related to Mantra’s ERC technology. Prospective projects will be associated with the development of technologies and processes for the conversion of CO2 to chemical products and the investigation of the feasibility of scale-up and commercialization of these processes. Prior to undertaking any research and development project under the agreement, Mantra Energy and Alstom will mutually agree to special terms and conditions governing the purpose, aims and objectives of any such project, including technical descriptions, the designation of work phases and project managers, and the allocation of responsibilities and costs between the parties. The commencement of any work phase for any project will be at the sole discretion of Alstom.

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

Lafarge Pilot Project and Carbon Dioxide to Alternative Products

The agreement with Alstom will remain valid for 5 years or the completion of the last active project, whichever last occurs, and may be extended at any time by the written agreement of both parties. The first joint research and development project under the agreement is the Lafarge pilot project, which plans for the design, construction, and installation of a pilot plant for the conversion of 100 kg/day carbon dioxide to formate, followed by a commercialization scale-up study. The Alstom contribution to the Lafarge pilot plant project will be approximately $250,000 CAD in in-kind services. A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. The Alstom contribution to the alternative products project will be approximately $190,375 CAD for phase 1. For Phases 2 through 4 Alstom’s planed but not committed contribution is estimated at $456.125 CAD and the final amount of phase 5 will be determined. Mantra and Alstom are actively seeking external funding to support the execution of the projects.

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

Steel Pickling

Steel pickling is part of the finishing process in the production of certain steel products in which oxide and scale are removed from the surface of strip steel, steel wire, and other forms of steel, by dissolution in acid. A solution of either hydrochloric acid (HCl) or sulfuric acid is generally used to treat carbon steel products, while a combination of hydrofluoric and nitric acids is often used for stainless steel. Approximately one quarter of the HCl produced inthe U.S. is used for pickling steel (American Chemistry, 2003), consuming an estimated 5Mt/year. As an organic acid, formic acid would be a very attractive replacement for HCl in the steel pickling process. Formic acid has many potential advantages over HClin this application, including: less iron lost from the steel surface, improvement in final surface quality, and the elimination of corrosion inhibiting and neutralizing rinse processes to prevent rust development. In addition, formic acid is both bio-degradable and reusable which would allow water used in the picking process to be recycled more easily.

Results of Operations for the Three Month Periods Ended August 31, 2013 and August 31, 2012.

Revenues

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended August 31, 2013 which are included herein.

Our operating results for three month periods ended August 31, 2013 and August 31, 2012 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	August 31, 2013
	Ended	Ended	and
	August 31, 2013	August 31, 2012	August 31, 2012
	($)	($)	($)
Revenue	–	3,027	(3,027)
Cost of goods sold	–	2,500	(2,500)
Operating expenses	238,294	349,831	(111,537)
Other expense	22,522	8,816	13,706
Net Loss	(260,816)	(358,120)	97,304

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to August 31, 2013 we have generated $38,812 in revenues. For the three months ended August 31, 2013 we generated $nil in revenues compared to revenues of 3,027 generated during the same period in 2012. From January 22, 2007 (inception) to August 31, 2013, we have an accumulated deficit of $8,271,402. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the three month periods ended August 31, 2013 and August 31, 2012 are summarized as follows:

	Three Months Ended
	August 31,	August 31,
	2013	2012
	($)	($)
Business development	-	6,665
Consulting and advisory	40,700	22,111
Depreciation and amortization	7,524	5,825
Foreign exchange loss (gain)	(13,700)	16,845
General and administrative	9,524	12,278
Management fees	46,521	78,000
Professional fees	30,637	38,602
Public listing costs	1,069	3,480
Rent	10,649	4,500
Research and development	86,672	89,787
Shareholder communications and awareness	240	34,719
Travel and promotion	18,458	37,019

For the three months ended August 31, 2013, we incurred total operating expenses of $238,294 compared to total operating expenses for the three months ended August 31, 2012 of $349,831. The $111,537 /decrease in operating expense during 2013 is primarily due to a gain on foreign exchange, coupled with an overall reduction in our non-essential operating expenses including shareholder communications and awareness, travel and promotion, and management fees.

Net Loss

Since our inception on January 22, 2007 to August 31, 2013, we have incurred a net loss of $8,484,112. For the three months ended August 31, 2013 we have incurred a net loss of $260,816 compared to a net loss of $358,120 for the same period in 2012.

Liquidity and Capital Resources

Working Capital
	At	At
	August 31,	May 31,
	2013	2013
Current Assets	$139,356	$79,823
Current Liabilities	$1,364,797	$1,206,379
Working Capital Deficit	$(1,225,441)	$(1,126,556)

Cash Flows			January 22,
	Three Months	Three Months	2007
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013
Net Cash (Used In)Provided by Operating Activities	$(128,957)	$(440,654)	$(5,294,020)
Net Cash (Used In)Provided by Investing Activities	$(1,481)	$(8,406)	$(242,964)
Net Cash (Used In)Provided by Financing Activities	$135,121	$472,089	$5,567,054
Change In Cash	$4,683	$23,029	$30,070

As of August 31, 2013, we had $30,070 cash in our bank accounts and a working capital deficit of $1,225,441. As of August 31, 2013 we had total assets of $231,325 and total liabilities of $1,417,772.

From January 22, 2007 (date of inception) to August 31, 2013, we raised net proceeds of $5,167,130 in cash from the issuance of common stock and share subscriptions received, $219,571 from loans payable and $250,000 from proceeds from the issuance of convertible debentures offset by repayment of loans payable of $59,933 and repayment of capital lease obligations of $9,714for a total of $5,567,054 of cash provided by financing activities for the period.

We received net cash of $128,957 from financing activities for the three months ended August 31, 2013 compared to $472,089 for the same period in 2012. During the period in 2013 we raised $123,727 in cash from the issuance of our common stock and share subscriptions received, and $18,000 in cash proceeds from loans payable. In the comparable period during 2012, we also raised cash of $480,000 exclusively from the issuance of our common stock and share subscriptions received.

We used net cash of $128,957 in operating activities for the three months ended August 31, 2013 compared to $440,654 for the same period in 2012. We used net cash of $5,294,020 in operating activities for the period from January 22, 2007 (date of inception) to August 31, 2013.

We used cash of $1,481 in investing activities for the three months ended February 28, 2013 compared to $8,406 cash used by investing activities for the same period in 2012.

During the three months ended August 31, 2013 we had a net increaseof $4,683 in our cash position compared to a net increase of $23,029 for the same period in 2012. Our monthly cash requirements for the three month period ended August 31, 2013 was approximately $42,985 compared to $146,885 for the same period in 2012. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

On July 15, 2013, the Company issued 1,871,588 units at $0.08 per unit for proceeds of $149,727, of which $26,000 was included in common stock subscribed as at May 31, 2013. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days. These securities were issued to 14 non-US persons (as that term is defined in Regulation S of the Securities Act of 1933 (“Regulation S”), in offshore transactions relying on Regulation S..

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

(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

Exhibit
Number	Exhibit Description
10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)
10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)
10.4	Service Contract with Powertech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)
10.5	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)
10.6	Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)
10.7	Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd. and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)
10.8	Employment Agreement between our company and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.9	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd. and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)
10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)
10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)
10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)
10.13	Framework Agreement between Mantra Energy Alternatives Ltd. and Alstrom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2013)
10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation Climate ESCO Ltd. Mantra Energy Alternatives Ltd. Mantra China Inc. Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications

Exhibit
Number	Exhibit Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

29

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)

Date: October 21, 2013	/s/Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)