Form 10-Q
period 2013-11-30
Mantra Venture Group Ltd.
filed 2014-01-21
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ________

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

[X] YES               [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES                [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 57,097,864 common shares issued and outstanding as of January 16, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2013	2013
	$	$
	(unaudited)

ASSETS

Current assets

Cash	–	25,387
Amounts receivable	64,965	19,915
Prepaid expenses and deposits	57,045	34,521

Total current assets	122,010	79,823

Restricted cash (Note 3)	27,778	28,750
Property and equipment (Note 4)	59,594	70,771

Total assets	209,382	179,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Checks written in excess of funds on deposit	2,496	–
Accounts payable and accrued liabilities	752,296	571,805
Due to related parties (Note 5)	157,767	173,424
Loans payable (Note 6)	249,906	253,227
Obligations under capital lease (Note 7)	7,902	7,826
Convertible debentures (Note 8)	209,095	200,097

Total current liabilities	1,379,462	1,206,379

Loans payable (Note 6)	18,873	31,346
Obligations under capital lease (Note 7)	24,733	29,177
Convertible debentures (Note 8)	162,000	–

Total liabilities	1,585,068	1,266,902

Going concern (Note 1)
Commitments and contingencies (Note 12)

Stockholders’ deficit

Mantra Venture Group Ltd. stockholders’ deficit

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 57,097,864 (May 31, 2013 – 55,226,276) shares	571	552

Additional paid-in capital	7,063,847	6,875,939

Common stock subscribed (Note 9)	135,462	115,662

Deficit accumulated during the development stage	(8,494,594)	(8,023,639)

Total Mantra Venture Group Ltd. stockholders’ deficit	(1,294,714)	(1,031,486)

Non-controlling interest	(80,972)	(56,072)

Total stockholders’ deficit	(1,375,686)	(1,087,558)

Total liabilities and stockholders’ deficit	209,382	179,344

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
					January 22, 2007
	Three Months Ended		Six Months Ended		(date of inception)
	November 30,		November 30,		to November 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue
Technology development revenues	148,404	–	148,404	–	148,404
Product revenues	–	–	–	3,027	38,812

Total Revenues	148,404	–	148,404	3,027	187,216

Cost of goods sold	–	–	–	2,500	14,973

Gross profit	148,404	–	148,404	527	172,243

Operating expenses

Business development	8,662	3,550	8,662	10,215	360,075
Consulting and advisory	56,244	29,424	96,944	51,535	1,074,569
Depreciation and amortization	5,134	7,502	12,658	13,327	194,164
Foreign exchange loss (gain)	(4,119)	1,922	(17,819)	18,767	7,372
General and administrative	15,417	8,703	24,941	20,981	501,244
License fees	40,000	29,442	40,000	29,442	123,511
Management fees (Note 5)	46,427	104,310	92,948	182,310	1,532,804
Professional fees	50,149	55,299	80,786	93,901	1,130,286
Public listing costs	6,046	9,142	7,115	12,622	245,015
Rent (Note 5)	13,270	4,500	23,919	9,000	267,725
Research and development	55,931	279,031	142,603	368,818	1,001,079
Shareholder communications and awareness	7,142	–	7,382	34,719	688,895
Supplies	20,081	–	20,081	–	20,081
Travel and promotion	32,450	40,133	50,908	77,152	596,782
Wages and benefits	14,236	–	14,236	–	793,980
Website development/corporate branding	–	–	–	–	195,451
Write-down of intangible assets	–	–	–	–	37,815
Write-down of inventory	–	–	–	–	12,455

Total operating expenses	367,070	572,958	605,364	922,789	8,783,303

Loss before other income (expense)	(218,666)	(572,958)	(456,960)	(922,262)	(8,611,060)

Other income (expense)

Accretion of discounts on convertible debentures	–	–	(9,014)	–	(57,942)
Loss on disposal of equipment	–	–	–	–	(14,999)
Gain on settlement of debt	–	–	–	–	22,332
Government grant income	–	–	–	–	118,324
Interest expense	(16,373)	(12,081)	(29,881)	(20,897)	(175,806)

Total other income (expense)	(16,373)	(12,081)	(38,895)	(20,897)	(108,091)

Net loss for the period	(235,039)	(585,039)	(495,855)	(943,159)	(8,719,151)

Less: net loss attributable to the non-controlling interest	11,847	32,102	24,900	45,466	224,557

Net loss attributable to Mantra Venture Group Ltd.	(223,192)	(552,937)	(470,955)	(897,693)	(8,494,594)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	–	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	57,097,864	49,389,851	56,637,637	48,410,075

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	January 22, 2007
	Ended	Ended	(date of inception)
	November 30,	November 30,	to November 30,
	2013	2012	2013
	$	$	$

Operating activities
Net loss	(495,855)	(943,159)	(8,719,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	9,014	–	57,942
Depreciation and amortization	12,658	13,327	194,164
Foreign exchange loss (gain)	(3,544)	13,218	(5,541)
Gain on settlement of debt	–	–	(22,332)
Loss on disposal of property and equipment	–	–	14,999
Non-cash interest expense	–	–	10,000
Stock-based compensation	38,200	24,090	1,674,516
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455
Changes in operating assets and liabilities:
Amounts receivable	(45,050)	(41,396)	(64,965)
Inventory	–	2,500	(12,455)
Prepaid expenses and deposits	(22,524)	(7,622)	(57,045)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	180,491	81,565	1,226,501
Due to related parties	(15,657)	(73,256)	157,767
Net cash used in operating activities	(342,267)	(930,733)	(5,507,330)
Investing activities
Purchase of property and equipment	(1,481)	(8,406)	(215,114)
Proceeds from sale of property and equipment	–	–	900
Restricted cash	–	–	(28,750)
Net cash used in investing activities	(1,481)	(8,406)	(242,964)
Financing activities
Bank overdraft	2,496	–	2,496
Repayment of capital lease obligations	(3,637)	(1,223)	(11,558)
Proceeds from loans payable	–	–	201,571
Repayment of loans payable	(12,025)	(17,570)	(67,145)
Proceeds from issuance of convertible debentures	162,000	–	412,000
Proceeds from issuance of common stock and subscriptions received	169,527	941,001	5,212,930

Net cash provided by financing activities	318,361	922,208	5,750,294
Change in cash	(25,387)	(16,931)	–
Cash, beginning of period	25,387	215,600	–
Cash, end of period	–	198,669	–

Non-cash investing and financing activities:
Property and equipment financed under capital lease	–	21,765	42,543
Common stock issued to settle debt	–	–	409,372
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815
Common stock subscriptions transferred to loans payable	–	–	50,000

Supplemental disclosures:
Interest paid	6,918	–	63,897
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
November 30, 2013
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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at November 30, 2013, the Company has a working capital deficit of $1,257,452, has not generated significant revenues, and has accumulated losses of $8,494,594 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)	Technology Development Revenue

The Company performs research and development services. The Company recognizes revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered reasonably assured and can be reasonably estimated. Revenue is based on direct labor hours expended at contract billing rates plus other billable direct costs.

(c)	Recent Accounting Pronouncements

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

			November 30,	May 31,
			2013	2013
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	5,341	1,630	3,711	3,080
Research equipment	61,971	54,855	7,116	10,533
Vehicles under capital lease	68,340	19,573	48,767	57,158

	135,652	76,058	59,594	70,771

5.	Related Party Transactions

	(a)	During the six months ended November 30, 2013, the Company incurred management fees of $61,930 (2012 - $36,000) and rent of $9,000 (2012 - $Nil) to the President of the Company.

	(b)	During the six months ended November 30, 2013, the Company incurred management fees of $30,965 (2012 - $30,000) to the spouse of the President of the Company.

	(c)	During the six months ended November 30, 2013, the Company incurred research and development fees of $29,065 (2012 - $35,000 management fees) to a director of the Company.

(d)

As at November 30, 2013, the Company owes a total of $93,107 (May 31, 2013 - $138,526) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(e)	As at November 30, 2013, the Company owes $41,277 (May 31, 2013 - $11,515) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at November 30, 2013, the Company owes $23,383 (May 31, 2013 - $23,383) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

6.	Loans Payable

	(a)	As at November 30, 2013, the amount of $59,734 (Cdn$63,300) (May 31, 2013 - $61,053 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at November 30, 2013, the amount of $5,000 (May 31, 2013 - $5,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand. As at May 31, 2013, the Company has recorded interest of $3,975 (May 31, 2013 - $3,723) which has been included in accounts payable and accrued liabilities.

	(c)	As at November 30, 2013, the amount of $9,625 (Cdn$10,200) (May 31, 2013 – $9,838 (Cdn$10,200)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

	(d)	As at November 30, 2013, the amount of $17,500 (May 31, 2013 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at November 30, 2013, the amount of $15,000 (May 31, 2013 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at November 30, 2013, the amount of $17,831 (Cdn$18,895) (May 31, 2013 – $18,884 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at November 30, 2013, the amounts of $7,500 and $34,916 (Cdn$37,000) (May 31, 2013 - $7,500 and $35,027, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

6.	Loans Payable (continued)

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at November 30, 2013, $47,183 (Cdn$50,000) (May 31, 2013 - $60,281 (Cdn$62,500)) is owed, of which $28,310 (Cdn$30,000) (May 31, 2013 - $31,346 (Cdn$30,000)) is due over the next twelve months.

(i) As at November 30, 2013, the amount of $4,490 (May 31, 2013 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2013:

Year ending May 31:	$
2014	5,953
2015	11,904
2016	21,417

Net minimum lease payments	39,274
Less: amount representing interest payments	(6,639)

Present value of net minimum lease payments	32,635
Less: current portion	(7,902)

Long-term portion	24,733

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

8.	Convertible Debentures

(a)

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
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

8.	Convertible Debentures (continued)

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

On November 15, 2013, the Company entered into a second settlement agreement amendment. Pursuant to the second amendment, on November 15, 2013, the Company would pay interest of $4,438 and commencing February 1, 2014, the Company would make monthly payments of $10,000 on the outstanding principal and interest.

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. As at November 30, 2013 the Company had accreted $12,012 of the discount bring the carrying value of the convertible debenture to $159,095.

(b)

During the six months ended November 30, 2013, the Company issued three debentures for total proceeds of $162,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $0.04 per share at any time after the first anniversary of the notes.

9.	Common Stock

(a)

As at November 30, 2013, the Company had received proceeds of $17,000 for subscriptions for 100,000 units. Each unit will consist of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over- the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

(b)

As at November 30, 2013, the Company had received proceeds of $4,800 for subscriptions for 40,000 units and $41,000 for subscriptions for 512,500 units. Each unit will consist of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(c)

As at November 30, 2013 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cnd$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(d)

As at November 30, 2013, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(e)

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
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2013	9,404,619	0.21

Issued	935,794	0.20
Expired	(2,062,500)	0.20

Balance, November 30, 2013	8,277,913	0.21

As at November 30, 2013, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

1,120,550	0.20	March 9, 2014
2,025,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014
2,925,001	0.20	December 11, 2014
740,568	0.40	March 18, 2015
400,000	0.20	May 10, 2015
31,000	0.40	May 30, 2015
935,794	0.20	July 15, 2015

8,277,913

11.	Stock Options

On July 1, 2013, the Company granted 300,000 stock options exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the options of $38,200 as consulting fees.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2013	400,000	0.10

Granted	300,000	0.20

Outstanding and exercisable, November 30, 2013	700,000	0.14	1.4	4,000

Additional information regarding stock options as of November 30, 2013 is as follows:

	Exercise
Number of	price
options	$	Expiry date

100,000	0.06	May 1, 2014
200,000	0.10	May 7, 2015
100,000	0.12	May 6, 2015
300,000	0.20	July 1, 2015

700,000

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

11.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	November 30,	November 30,
	2013	2012

Risk-free Interest rate	0.34%	0.27%
Expected life (in years)	2.0	2.00
Expected volatility	169%	179%

The weighted average fair value of the stock options granted during 2013 was $0.13 per option.

12.	Commitments and Contingencies

(a)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

•	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (paid);
•	a further license fee of Cdn$15,000 (paid) to be paid within ninety days of September 2, 2009; and
•	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000 (accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014 and each successive anniversary	Cdn$50,000

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

12.	Commitments and Contingencies (continued)

	(d)	On April 1, 2013, the Company entered into an agreement with a consultant who will perform services for Cdn$7,500 a month for a period of one year.

(e)

On October 10 and October 17, 2013, the Company’s subsidiary entered into two employment agreements. Pursuant to the agreements, the two employees will perform services for a term of one year for base remuneration of $65,000 per annum with an increase to $70,000 per annum. The agreements are subject to receipt of an Industrial Research & Development Fellowship from the Natural Sciences and Engineering Research Council of Canada (“NSERC”) grant. In addition, the Company will grant to each employee 100,000 stock options exercisable at a price of $0.10 per share. These options will be non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements. The agreements will be immediately terminated if the subsidiary does not receive the NSERC grant.

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

On February 29, 2012, our wholly owned subsidiary, Mantra Energy Alternatives Ltd. (“MEA”), entered into subscription agreements with a number of non-US investors for the sale of up to 3,200,000 shares of MEA at a price of CAD $1.00 per share, for total proceeds of CAD $3,200,000. As of the closing of this financing, our company received total proceeds of $525,000 and holds 6,000,000 shares of MEA out of a total of 710,000 issued and outstanding.

Effective June 19, 2012, our company’s subsidiary, MEA, entered into a service contract with PowerTech Labs Inc., whereby PowerTech would assist Manta Energy in the evaluation and the development of our ERC(electro-reduction of carbon dioxide) system under specific terms and conditions until February 19, 2013. As compensation, PowerTech was paid $171,000 plus the cost of materials as further described in the service contract. The contract with PowerTech expired and has not been renewed. PowerTech engaged in two tasks for MEA: the development of a bench-scale membrane-based carbon dioxide enrichment unit (with the intention of scaling up to a pilot-scale unit), and the experimental operation of MEA’s ERC reactors. A third task, that being the conceptual design of an ERC pilot plant, was discussed but never pursued. The carbon enrichment unit proved successful at the proof-of-concept scale, and the bench-scale version was then designed and built. This unit, too, proved successful in its goal of enriching a dilute (roughly 20%) stream of carbon dioxide to over 80%. A budget was compiled for a pilot-scale unit, but this has not yet been pursued. The operation of the ERC reactors did not yield any significant breakthroughs in MEA’s understanding of their operation.

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
  within 5 business days we pay $43,890.41 representing net interest to and including September 30, 2012, less $15,000 we forwarded to Bijl on February 16, 2012. Our company has made monthly interest payments to February 1, 2014.
  commencing on October 31, 2012 we will pay accrued monthly interest at 10% per annual until April 11, 2013 (Paid);
  we were to pay a $10,000 premium on the $150,000 principal of the convertible debenture when we satisfy it on April 11, 2013. On May 6, 2013, we amended the settlement agreement with Bijl, as more particularly described below.

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

On November 15, 2013, we entered into a second settlement agreement amendment with Bijl, pursuant to which we will pay interest of $4,438 and commencing February 1, 2014, we will make monthly payments of $10,000 on the outstanding principal and interest.

On July 31, 2012, our subsidiary, MEA, entered into a master services agreement with Tekion (Canada), Inc. MEA’s ERC technology converts carbon dioxide (CO2) in stack gases to a formate salt which can then be further processed into formic acid or used to operate a fuel cell to generate power. MEA engaged Powertech Labs to do further engineering on the system. In order to get this technology to commercialization, Tekion proposed a program that ran parallel to the Powertech program to help Mantra with some of the critical issues regarding this process. The program has now been completed.

Also on July 31, 2012, MEA entered into a statement of work with Tekion setting out the work summary, deliverables, budgets and timelines in several stages, which have now all been completed. MEA provided an upfront payment to Tekion of $50,000 on the signing of the statement of work.

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

Also on January 8, 2013, our company’s subsidiary, MEA, entered into an employment agreement with Larry Kristof, whereby Larry Kristof has agreed to provide services as chief executive officer of MEA for a period of two years. As compensation, pursuant to the terms of the employment agreement, Larry Kristof will receive an annual salary of $60,000, payable in equal monthly installments. The employment agreement may be terminated by Larry Kristof, for any reason, by providing at least three month’s advance written notice to our company.

On March 13, 2013, we entered into a letter of engagement with BC Research Inc. pursuant to which we engaged BC Research to design and engineer a proposed demonstration unit of our company’s ERC technology. The scope of work will include determining power requirements for the planned ERC unit, and producing an equipment list, a functional description of equipment and specification, electrical drawings, a drawing package for potential suppliers, and a simplified 3D model of the system. The objective of the engagement is to determine the fabrication and operating costs of the demonstration unit to within a 25% variance. It is estimated that completion of the planned work will be achieved within 15 weeks from the date of our company’s purchase order and payment of a CDN$30,000 retainer. Our company will compensate BC Research based on its customary hourly rates. The total estimated cost of the work plan is CDN$137,000 (approximately USD$134,000). BC Research completed this project and our company retains all intellectual property resulting from the services performed.

Concurrently with the engagement of B.C. Research, our company, through our subsidiary,MEA, has entered into a sublease agreement with B.C. Research, dated as at February 25, 2013, for the sublease of a workshop and office space of approximately 600 square feet located in Burnaby, British Columbia. The term of the sublease will continue until March 1, 2014 at a cost of CDN$18,720 (approximately USD$18,322) payable in monthly installments of CDN$1,560.

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

Collaboration with Alstom (Switzerland) Ltd.

On June 24, 2013, through our majority owned subsidiary,MEA our company entered into an agreement with Alstom (Switzerland) Ltd. concerning the joint research and development projects relating to (1) a pilot plant for the conversion of carbon dioxide to formate at a Lafarge cement plant (the “Lafarge pilot project”); and (2) the development of processes for the conversion of carbon dioxide to other valuable chemicals.

Pursuant to the agreement with Alstom, MEA and Alstom will co-operate in one or more research and development projects related to MEA’s ERC technology. Prospective projects will be associated with the development of technologies and processes for the conversion of CO2 to chemical products and the investigation of the feasibility of scale-up and commercialization of these processes. Prior to undertaking any research and development project under the agreement, MEA and Alstom will mutually agree to special terms and conditions governing the purpose, aims and objectives of any such project, including technical descriptions, the designation of work phases and project managers, and the allocation of responsibilities and costs between the parties. The commencement of any work phase for any project will be at the sole discretion of Alstom.

Intellectual Property Management

MEA and Alstom also will establish an intellectual property committee to oversee and manage all intellectual property issues and activities resulting from the agreement, including the protection of any new intellectual property. Each party will have exclusive right and discretion to prosecute all patents and patent applications resulting from its work on any project. The parties will jointly prosecute any intellectual property in jointly-owned results. Alstom will have the additional option under the agreement to acquire an exclusive license to intellectual property created by MEA under the agreement, and to a license to MEA’s ERC technology as may be reasonably required to exploit intellectual property assumed by Alstom. The agreement does not affect ownership of any underlying intellectual property of either party.

Lafarge Pilot Project and Carbon Dioxide to Alternative Products

The agreement with Alstom will remain valid for 5 years or the completion of the last active project, whichever last occurs, and may be extended at any time by the written agreement of both parties. The first joint research and development project under the agreement is the Lafarge pilot project, which plans for the design, construction, and installation of a pilot plant for the conversion of 100 kg/day carbon dioxide to formate, followed by a commercialization scale-up study. Alstom’s contribution to the Lafarge pilot plant project will be approximately $250,000 CAD for in-kind services. A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. Alstom’s contribution to the alternative products project will be approximately $190,375 CAD for Phase 1. For Phases 2 through 4 Alstom’s planed, but not committed, contribution is estimated at $456.125 CAD and the final amount of Phase 5 will be determined. Mantra and Alstom are actively seeking external funding to support the execution of the projects.

On July 1, 2013, we entered into a consulting agreement with BC0798465 Ltd., whereby BC0798465 Ltd. agreed to provide Mr. Colin Oloman for consulting services to our scientific advisory board for an indefinite term. In consideration for such consulting services, we have agreed to compensate BC0798465 Ltd. for Mr. Oloman’s services at CAD$150 per hour and 300,000 options to acquire 300,000 common shares of our capital stock, previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on November 24, 2009, at a purchase price of $0.20 per share for a period of two years.

On October 10 and October 17, 2013, our company’s subsidiary, MEA, entered into employment agreements with Amin Aziznia and Sona Kazemi, whereby Mr. Aziznia and Mrs. Kazemi have each agreed to perform services as a senior process engineers of MEA for a term of one year. As compensation for services rendered, Mr. Aziznia and Mrs. Kazemi shall each receive base gross remuneration of $65,000 per annum with an increase to $70,000 per annum subject to receipt by MEA of an Industrial Research and Development Fellowship from the Natural Sciences and Engineering Research Council of Canada (the “NSERC IRDF Grant”). The compensation is payable in twelve equal monthly installments. In addition, we will grant to each of Mr. Aziznia and Ms. Kasemi, 100,000 stock options to acquire up to 100,000 common shares of our company at a purchase price of $0.10 per share. These options are non-transferrable, vest immediately and expire upon the earlier of 24 months, or upon termination of the employment agreements. The agreements will be immediately terminated if MEA does not receive the NSERC IRDF Grant.

Electro Reduction of Carbon Dioxide (“ERC”)

On November 2, 2007, through our subsidiary, MEA, we entered into a technology assignment agreement with 0798465 BC Ltd. whereby we acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide as embodied by and described in the following patent cooperation treaty application:

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT

As of the date of this quarterly report, we have been awarded the following patents:

Country	Patent Number	Patent Date	Name of Patent
India	251493	March 20, 2012	“An Electrochemical Process for Reducing of Carbon Dioxide”
China	ZL 2006 8 0037810.8	May 8, 2013	“Continuous Co- Current Electrochemical Reduction of Carbon Dioxide”

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

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2 per day.In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2010. The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases. On March 18, 2010 we entered into another agreement with Kemetco which amended and replaced the January 29, 2010 agreement. Under the terms of the latest agreement, we have agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000.

Pictured Above, Design for Bench Scale ERC Reactor

We anticipate that commercialization of ERC will require us to develop reactors capable of processing not less than 100 tons of CO2 per day; however, there is no guarantee that we will successfully produce reactors of that size.Production of commercially viable ERC reactors will depend on continued research and development, successful testing of small scale ERC reactors, and securing of additional financing. At the conclusion of our current agreement and development program with Kemetco, an assessment will be made of the project’s progress and the next phase to be conducted.

Established and Emerging Market for ERC and By-Products:

The technology behind ERC can be applied to any scale commercial venture which outputs CO2 into the atmosphere. We anticipate that, once fully commercialized, we will be able to offer ERC as a CO2 management system to various industry including steel, power generation and lumber.

The existing applications of ERC by-products include use as feedstock preservatives, de-icing solutions, and baking soda, among others. Sodium formate and formic acid, two of the main by-products of ERC, currently have an average market value of $1,200/ton, with more than 600,000 tons of formic acid produced annually (Li, 2006). Their applications are diverse, including feedstock preservatives, de-icing solutions, cleaning solutions and baking soda to name a few. The market for formic acid has experienced continual growth and demand over the past several years, mainly attributed to the following: European and developing country demand for formic acid in silage, rising raw materials, energy and logistics costs; and animal feed preservative and Asian demand for formic acid in leather, rubber, food and pharmaceutical industries. The average market price of formic acid is expected to increase by as much as 20% in 2012 (Dunia Frontier Consultants, 2008).

However, if the ERC process reaches market acceptance as a way to deal with CO2 emissions from industryfacilities, it will likely lead to supply of formic acid in excess of current market demand. We have identified several potential future applications for formic acid, which may lead to an expansion in current market demand. The application we have identified and are currently focusing on is steel pickling.

Steel Pickling

Steel pickling is part of the finishing process in the production of certain steel products in which oxide and scale are removed from the surface of strip steel, steel wire, and other forms of steel, by dissolution in acid. A solution of either hydrochloric acid (HCl) or sulfuric acid is generally used to treat carbon steel products, while a combination of hydrofluoric and nitric acids is often used for stainless steel. Approximately one quarter of the HCl produced in the U.S. is used for pickling steel (American Chemistry, 2003), consuming an estimated 5Mt/year. As an organic acid, formic acid would be a very attractive replacement for HCl in the steel pickling process. Formic acid has manypotential advantages over HClin this application, including: less iron lost from the steel surface, improvement in final surface quality, and the elimination of corrosion inhibiting and neutralizing rinse processes to prevent rust development. In addition, formic acid is both bio-degradable and reusable which would allow water used in the picking process to be recycled more easily.

Results of Operations for the Three Month Periods Ended November 30, 2013 and November 30, 2012.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended November 30, 2013 which are included herein.

Revenues

Our operating results for three month periods ended November 30, 2013 and November 30, 2012 are summarized as follows:

						Difference Between
						Three Month Period
						Ended
		Three Months		Three Months		November 30, 2013
		Ended		Ended		and
		November 30, 2013		November 30, 2012		November 30, 2012
		($)		($)		($)
Revenue		$148,404	$	Nil		$148,404
Cost of goods sold	$	Nil	$	Nil	$	Nil
Operating expenses		$367,070		$572,958		$(205,888)
Other expense		$16,373		$12,081		$4,292
Net Loss		$(235,039)		$(585,039)		$(180,000)

We have had limited operational history since our inception on January 22, 2007. From our inception on January 22, 2007 to November 30, 2013 we have generated $187,216 in revenues. For the three months ended November 30, 2013 we generated $148,404 in revenues compared to revenues of $Nil generated during the same period in 2012.

Expenses

Our operating expenses for the three month periods ended November 30, 2013 and November 30, 2012 are summarized as follows:

	Three Months Ended
	November 30,		November 30,
	2013		2012
	($)		($)
Business development	$8,662		$3,550
Consulting and advisory	$56,244		$29,424
Depreciation and amortization	$5,134		$7,502
Foreign exchange loss (gain)	$(4,119)		$1,922
General and administrative	$15,417		$8,703
License fees	$40,000		$29,442
Management fees	$46,427		$104,310
Professional fees	$50,149		$55,299
Public listing costs	$6,046		$9,142
Rent	$13,270		$4,500
Research and development	$55,931		$279,031
Shareholder communications and awareness	$7,142	$	Nil
Supplies	$20,081	$	Nil
Travel and promotion	$32,450		$40,133
Wages and benefits	$14,236	$	Nil

For the three months ended November 30, 2013, we incurred total operating expenses of $367,070 compared to total operating expenses for the three months ended November 30, 2012 of $572,958. The $205,888 decrease in operating expense during 2013 is primarily due to decreases in depreciation and amortization, management fees, professional fees, public listing costs research and development and travel and promotion, offset by a foreign exchange gain.

Net Loss

Since our inception on January 22, 2007 to November 30, 2013, we have incurred a net loss of $8,719,151. For the three months ended November 30, 2013 we have incurred a net loss of $235,039 compared to a net loss of $585,039 for the same period in 2012.

Results of Operations for the Six Month Periods Ended November 30, 2013 and November 30, 2012.

Revenues

Our operating results for six month periods ended November 30, 2013 and November 30, 2012 are summarized as follows:

				Difference Between
				Six Month Period
				Ended
		Six Months	Six Months	November 30, 2013
		Ended	Ended	and
		November 30, 2013	November 30, 2012	November 30, 2012
		($)	($)	($)
Revenue		$148,404	$3,027	$145,377
Cost of goods sold	$	Nil	$2,500	$(2,500)
Operating expenses		$605,364	$922,789	$(317,425)
Other expense		$38,895	$20,897	$17,998
Net Loss		$(495,855)	$(943,159)	$(447,304)

For the six months ended November 30, 2013 we generated $148,404 in revenues compared to revenues of $3,027 generated during the same period in 2012.

From January 22, 2007 (inception) to November 30, 2013, we have an accumulated deficit of $8,719,151. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the six month periods ended November 30, 2013 and November 30, 2012 are summarized as follows:

	Six Months Ended
	November 30,		November 30,
	2013		2012
	($)		($)
Business development	$8,662		$10,215
Consulting and advisory	$96,944		$51,535
Depreciation and amortization	$12,658		$13,327
Foreign exchange loss (gain)	$(17,819)		$18,767
General and administrative	$24,941		$20,981
License fees	$40,000		$29,442
Management fees	$92,948		$182,310
Professional fees	$80,786		$93,901
Public listing costs	$7,115		$12,622
Rent	$23,919		$9,000
Research and development	$142,603		$368,818
Shareholder communications and awareness	$7,382		$34,719
Supplies	$20,081	$	Nil
Travel and promotion	$50,908		$77,152
Wages and benefits	$14,236	$	Nil

For the six months ended November 30, 2013, we incurred total operating expenses of $605,364 compared to total operating expenses for the six months ended November 30, 2012 of $922,789. The $317,425 decrease in operating expense during 2013 is primarily due to decreases in business development depreciation and amortization, management fees, professional fees, public listing costs, research and development, shareholder communications and awareness and travel and promotion, offset by a foreign exchange gain.

Net Loss

For the six months ended November 30, 2013 we have incurred a net loss of $495,855 compared to a net loss of $943,159 for the same period in 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	November 30,	May 31,
	2013	2013
Current Assets	$122,010	$79,823
Current Liabilities	$1,379,462	$1,206,379
Working Capital Deficit	$(1,257,452)	$(1,126,556)

Cash Flows

			January 22,
	Six Months	Six Months	2007
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2013	2012	2013
Net Cash (Used In)Provided by Operating Activities	$(342,267)	$(930,733)	$(588,466)
Net Cash (Used In)Provided by Investing Activities	$(1,481)	$(8,406)	$(6,925)
Net Cash (Used In)Provided by Financing Activities	$318,361	$922,208	$(603,847)
Change In Cash	$(25,387)	$(16,931)	$8,456

As of November 30, 2013, we had $Nil cash in our bank accounts and a working capital deficit of $1,257,452. As of November 30, 2013 we had total assets of $209,382 and total liabilities of $1,585,068.

From January 22, 2007 (date of inception) to November, 2013, we raised net proceeds of $5,212,930 in cash from the issuance of common stock and share subscriptions received, $201,571 from loans payable had a bank overdraft of $2,496 and $412,000 from proceeds from the issuance of convertible debentures, offset by repayment of loans payable of $67,145 and repayment of capital lease obligations of $11,558 for a total of $5,750,294 of cash provided by financing activities for the period.

We received net cash of $318,361 from financing activities for the six months ended November 30, 2013 compared to $922,208 for the same period in 2012. During the period in 2013 we raised $169,527 in cash from the issuance of our common stock and share subscriptions received, and $162,000 from proceeds from the issuance of convertible debentures and had a bank overdraft of $2,496, offset by repayment of capital lease obligations of $3,637 and repayment of loans payable of $12,025 for a total of $318,361 of cash provided by financing activities for the period.

In the comparable period during 2012, we raised cash of $941,001 exclusively from the issuance of our common stock and share subscriptions received offset by repayment of capital lease obligations of $1,223 and repayment of loans payable of $17,570.

We used net cash of $342,267 in operating activities for the six months ended November 30, 2013 compared to $930,733 for the same period in 2012. We used net cash of $5,507,330 in operating activities for the period from January 22, 2007 (date of inception) to November 30, 2013.

We used cash of $1,481 in investing activities for the six months ended November 30, 2013 compared to $8,406 cash used by investing activities for the same period in 2012.

During the six months ended November 30, 2013 we had a net decrease of $25,387 in our cash position compared to a net decrease of $16,931 for the same period in 2012. Our monthly cash requirements for the six month period ended November 30, 2013 was approximately $57,044 compared to $155,122 for the same period in 2012. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Technology Development Revenue

Our company performs research and development services. Our company recognizes revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered reasonably assured and can be reasonably estimated. Revenue is based on direct labor hours expended at contract billing rates plus other billable direct costs.

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

10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)
10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)
10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)
10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)
10.13	Framework Agreement between Mantra Energy Alternatives Ltd. and Alstrom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2013)
10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)

Exhibit	Exhibit Description
Number

(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation Climate ESCO Ltd.
Mantra Energy Alternatives Ltd. Mantra China Inc.
Mantra China Limited Mantra Media Corp. Mantra NextGen Power Inc. Mantra Wind Inc.
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Mantra Venture Group Ltd.
(Registrant)

Date: January 21, 2014	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)