Form 10-Q/A
period 2013-11-30
Mantra Venture Group Ltd.
filed 2014-02-19
CIK 1413891

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

Explanatory Note:

Our company is filing this Form 10-Q/A for the period ended November 30, 2013 to include a revision to the cover page of the Form 10-Q to indicate that our company is not a “Shell Company” and was a not a “Shell Company” at the date of filing the Form 10-Q. The above described changes had no affect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on January 21, 2014, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Mantra Venture Group Ltd.
(Registrant)

Date:February 19, 2014	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)