Form 10-Q
period 2014-02-28
Mantra Venture Group Ltd.
filed 2014-04-21
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _________________

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

60,754,364 common shares issued and outstanding as of April17, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated financial statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2014	2013
	$	$
	(unaudited)
ASSETS
Current assets
Cash	–	25,387
Amounts receivable	28,496	19,915
Prepaid expenses and deposits	5,463	34,521
Total current assets	33,959	79,823
Restricted cash (Note 3)	27,076	28,750
Property and equipment (Note 4)	54,546	70,771
Total assets	115,581	179,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	2,776	–
Accounts payable and accrued liabilities	783,243	571,805
Due to related parties (Note 5)	155,207	173,424
Loans payable (Note 6)	243,414	253,227
Obligations under capital leases (Note 7)	7,822	7,826
Convertible debentures (Note 8)	199,529	200,097
Total current liabilities	1,391,991	1,206,379
Loans payable (Note 6)	15,801	31,346
Obligations under capital leases (Note 7)	21,610	29,177
Convertible debentures (Note 8)	192,000	–
Total liabilities	1,621,402	1,266,902
Going concern (Note 1)
Commitments and contingencies (Note 12)
Subsequent events (Note 13)
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 59,444,364 (May 31, 2013 – 55,226,276) shares	594	552
Additional paid-in capital	7,270,144	6,875,939
Common stock subscribed (Note 9)	72,662	115,662
Subscriptions receivable (Note 9)	(58,364)	–
Deficit accumulated during the development stage	(8,693,199)	(8,023,639)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,408,163)	(1,031,486)
Non-controlling interest	(97,658)	(56,072)
Total stockholders’ deficit	(1,505,821)	(1,087,558)
Total liabilities and stockholders’ deficit	115,581	179,344

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
					January 22, 2007
	Three Months Ended		Nine Months Ended		(date of inception)
	February 28,		February 28,		to February 28,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue
Technology development revenues	16,858	–	165,262	–	165,262
Product revenues	–	–	–	3,027	38,812
Total revenues	16,858	–	165,262	3,027	204,074

Cost of goods sold	–	–	–	2,500	14,973
Gross profit	16,858	–	165,262	527	189,101

Operating expenses

Business development	81	10,797	8,743	21,012	360,156
Consulting and advisory	24,893	27,416	121,837	78,951	1,099,462
Depreciation and amortization	5,048	8,623	17,706	21,950	199,212
Foreign exchange loss (gain)	(19,588)	(13,723)	(37,407)	5,044	(12,216)
General and administrative	11,150	11,472	56,172	32,453	532,475
License fees	–	–	40,000	29,442	123,511
Management fees (Note 5)	45,564	75,776	138,512	258,087	1,578,368
Professional fees	33,231	28,847	114,017	122,748	1,163,517
Public listing costs	5,706	3,325	12,821	15,947	250,721
Rent (Note 5)	15,821	4,500	39,740	13,500	283,546
Research and development (Note 5)	91,918	(661)	234,521	368,157	1,092,997
Shareholder communications and awareness	–	–	7,382	34,719	688,895
Travel and promotion	1,178	21,390	52,086	98,542	597,960
Wages and benefits	3,551	–	17,787	–	797,531
Website development/corporate branding	–	–	–	–	195,451
Write-down of intangible assets	–	–	–	–	37,815
Write-down of inventory	–	–	–	–	12,455

Total operating expenses	218,553	177,762	823,917	1,100,552	9,001,856

Loss before other income (expense)	(201,695)	(177,762)	(658,655)	(1,100,025)	(8,812,755)

Other income (expense)

Accretion of discounts on convertible debentures	(434)	–	(9,448)	–	(58,376)
Loss on disposal of equipment	–	–	–	–	(14,999)
Gain on settlement of debt	–	1,130	–	1,130	22,332
Government grant income	–	–	–	–	118,324
Interest expense	(13,162)	(8,891)	(43,043)	(29,788)	(188,968)

Total other income (expense)	(13,596)	(7,761)	(52,491)	(28,658)	(121,687)

Net loss for the period	(215,291)	(185,523)	(711,146)	(1,128,683)	(8,934,442)

Less: net loss attributable to the non-controlling interest	16,686	20,292	41,586	67,778	241,243

Net loss attributable to Mantra Venture Group Ltd.	(198,605)	(165,231)	(669,560)	(1,060,905)	(8,693,199)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	–	–	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	57,410,721	51,950,921	56,893,646	49,898,723

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	January 22, 2007
	Ended	Ended	(date of inception)
	February 28,	February 28	to February 28,
	2014	2013	2014
	$	$	$

Operating activities
Net loss	(711,146)	(1,128,683)	(8,934,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	9,448	–	58,376
Depreciation and amortization	17,706	21,950	199,212
Foreign exchange loss (gain)	(12,076)	5,734	(14,073)
Gain on settlement of debt	–	(1,130)	(22,332)
Loss on disposal of property and equipment	–	–	14,999
Non-cash interest expense	–	–	10,000
Stock-based compensation	38,200	24,090	1,674,516
Write-down of intangible assets	–	–	37,815
Write-down of inventory	–	–	12,455
Changes in operating assets and liabilities:
Amounts receivable	(8,581)	(32,931)	(28,496)
Inventory	–	2,500	(12,455)
Prepaid expenses and deposits	29,058	4,186	(5,463)
Other assets	–	–	(12,000)
Accounts payable and accrued liabilities	211,438	(3,200)	1,257,448
Due to related parties	(18,217)	(111,918)	155,207
Net cash used in operating activities	(444,170)	(1,219,402)	(5,609,233)
Investing activities
Purchase of property and equipment	(1,481)	(6,628)	(215,114)
Proceeds from sale of property and equipment	–	–	900
Restricted cash	–	–	(28,750)
Net cash used in investing activities	(1,481)	(6,628)	(242,964)
Financing activities
Bank indebtedness	2,776	–	2,776
Repayment of capital lease obligations	(5,306)	(4,056)	(13,227)
Proceeds from loans payable	–	–	201,571
Repayment of loans payable	(13,889)	(50,100)	(69,009)
Proceeds from issuance of convertible debentures	192,000	–	442,000
Repayment of convertible debentures	(10,000)	–	(10,000)
Proceeds from issuance of common stock and subscriptions received	254,683	1,191,186	5,298,086
Net cash provided by financing activities	420,264	1,137,030	5,852,197
Change in cash	(25,387)	(89,000)	–
Cash, beginning of period	25,387	215,600	–
Cash, end of period	–	126,600	–

Non-cash investing and financing activities:
Property and equipment financed under capital lease	–	42,543	42,543
Common stock issued to settle debt	–	–	409,372
Common stock issued and stock options granted for acquisition of intangible assets	–	–	37,815
Common stock subscriptions transferred to loans payable	–	–	50,000

Supplemental disclosures:
Interest paid	12,787	–	69,766
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, has not generated significant revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at February 28, 2014, the Company has a working capital deficit of $1,358,032, has not generated significant revenues, and has an accumulated deficit of $8,693,199 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

			February 28,	May 31,
			2014	2013
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	5,342	2,076	3,266	3,080
Research equipment	61,971	55,264	6,707	10,533
Vehicles under capital lease	68,340	23,767	44,573	57,158

	135,653	81,107	54,546	70,771

5.

Related Party Transactions

During the nine months ended February 28, 2014, the Company incurred management fees of $92,263 (2012 - $52,000) and rent of $13,500 (2012 - $Nil) to the President of the Company.

During the nine months ended February 28, 2014, the Company incurred management fees of $46,197 (2012 - $45,000) to the spouse of the President of the Company.

During the nine months ended February 28, 2014, the Company incurred research and development fees of $43,552 (2012 - $50,000 in management fees incurred) to a director of the Company.

As at February 28, 2014, the Company owes a total of $88,907 (May 31, 2013 - $138,526) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

As at February 28, 2014, the Company owes $42,917 (May 31, 2013 - $11,515) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

As at February 28, 2014, the Company owes $23,383 (May 31, 2013 - $23,383) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

6.	Loans Payable

(a)	As at February 28, 2014, the amount of $57,156 (Cdn$63,300) (May 31, 2013 - $61,053 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at February 28, 2014, the amount of $5,000 (May 31, 2013 - $5,000) is owed to a non-related party, which bears interest at 10% per annum, is unsecured, and due on demand. As at May 31, 2013, the Company has recorded interest of $4,471 (May 31, 2013 - $3,723) which has been included in accounts payable and accrued liabilities.

(c)	As at February 28, 2014, the amount of $9,210 (Cdn$10,200) (May 31, 2013 – $9,838 (Cdn$10,200)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(d)	As at February 28, 2014, the amount of $17,500 (May 31, 2013 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(e)	As at February 28, 2014, the amount of $15,000 (May 31, 2013 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(f)	As at February 28, 2014, the amount of $17,061 (Cdn$18,895) (May 31, 2013 – $18,884 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at February 28, 2014, the amounts of $7,500 and $33,409 (Cdn$37,000) (May 31, 2013 - $7,500 and $35,027, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

6.	Loans Payable (continued)

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at February 28, 2014, $42,889 (Cdn$47,500) (May 31, 2013 - $60,281 (Cdn$62,500)) is owed, of which $27,088 (Cdn$30,000) (May 31, 2013 - $31,346 (Cdn$30,000)) is due over the next twelve months. Refer to Note 13(k).

	(i)	As at February 28, 2014, the amount of $4,490 (May 31, 2013 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

7.	Obligations Under Capital Leases

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of February 28, 2014:

Year ending May 31:	$
2014	2,848
2015	11,390
2016	20,493

Net minimum lease payments	34,731
Less: amount representing interest payments	(5,299)

Present value of net minimum lease payments	29,432
Less: current portion	(7,822)

Long-term portion	21,610

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

8.	Convertible Debentures

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

On January 19, 2012, the Company entered into a settlement agreement with one of the debenture holders to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. Refer to Note 6(h).

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the nine months ended February 28, 2014, the Company repaid $10,000 of the debenture. As at February 28, 2014, the Company had accreted $12,446 of the discount bring the carrying value of the convertible debenture to $149,529.

(b)

During the nine months ended February 28, 2014, the Company issued seven convertible debentures for total proceeds of $192,000, which bear interest at 10% per annum, are unsecured, and due two years from the date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $0.04 per share at any time after the first anniversary of the notes.

9.	Common Stock

(a)

As at February 28, 2014 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cnd$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)

As at February 28, 2014, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(c)

On February 18, 2014, the Company issued 400,000 units at $0.10 per unit for proceeds of $40,000, which is included in share subscriptions receivable. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.20 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(d)

On February 18, 2014, the Company issued 1,231,500 units at $0.08 per unit for proceeds of $98,520, $18,364 of which is included in share subscriptions receivable. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.15 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(e)

On February 11, 2014, the Company issued 40,000 units at $0.12 per unit for proceeds of $4,800. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

9.	Common Stock (continued)

(f)

On February 11, 2014, the Company issued 575,000 units at $0.08 per unit for proceeds of $46,000. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(g)

On December 18, 2013, the Company issued 100,000 units at $0.17 per unit for proceeds of $17,000. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

(h)

On July 15, 2013, the Company issued 1,871,588 units at $0.08 per unit for proceeds of $149,727, of which $26,000 was included in common stock subscribed as at May 31, 2013. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2013	9,404,619	0.21

Issued	2,924,794	0.18
Expired	(2,062,500)	0.20

Balance, February 28, 2014	10,266,913	0.20

As at February 28, 2014, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

1,120,550	0.20	March 9, 2014
2,025,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014
2,925,001	0.20	December 11, 2014
740,568	0.40	March 18, 2015
400,000	0.20	May 10, 2015
31,000	0.40	May 30, 2015
935,794	0.20	July 15, 2015
307,500	0.20	February 11, 2016
50,000	0.40	February 11, 2016
1,631,500	0.15	February 18, 2016

10,266,913

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

11.	Stock Options

On July 1, 2013, the Company granted 300,000 stock options exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the options of $38,200 as consulting fees.
The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
	Number	price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2013	400,000	0.10

Granted	300,000	0.20

Outstanding and exercisable, February 28, 2014	700,000	0.14	1.1	34,000

Additional information regarding stock options as of February 28, 2014 is as follows:

	Exercise
Number of	price
options	$	Expiry date

100,000	0.06	May 1, 2014
200,000	0.10	May 7, 2015
100,000	0.12	May 6, 2015
300,000	0.20	July 1, 2015

700,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	Nine months	Nine months
	ended	ended
	February 28,	February 28,
	2014	2013

Risk-free Interest rate	0.34%	0.27%
Expected life (in years)	2.0	2.0
Expected volatility	169%	355%

The weighted average fair value of the stock options granted during 2014 was $0.13 (2013 - $0.15) per option.

12.	Commitments and Contingencies

(a)

On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

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

MANTRA VENTURE GROUP LTD.
(A development stage company)
Notes to the consolidated financial statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

12.	Commitments and Contingencies (continued)

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

(c)

On October 10 and October 17, 2013, the Company’s subsidiary entered into two employment agreements. Pursuant to the agreements, the two employees will perform services for a term of one year for base remuneration of $65,000 per annum with an increase to $70,000 per annum. The agreements are subject to receipt of an Industrial Research and Development Fellowship from the Natural Sciences and Engineering Research Council of Canada (“NSERC”) grant. In addition, the Company will grant to each employee 100,000 stock options exercisable at a price of $0.10 per share. These options will be non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements. The agreements will be immediately terminated if the subsidiary does not receive the NSERC grant.

13.	Subsequent Events

(a)

On March 1, 2014, the Company entered into an agreement with a consultant who will perform public relations services for €$3,500 a month for a period of one year. In addition, the Company issued 500,000 shares of common stock upon execution of the agreement.

(b)

On March 13, 2014, the Company entered into an agreement with a consultant who will perform services for $7,250 a month for a period of one year commencing on March 17, 2014. In addition, the Company issued 25,000 shares of common stock upon execution of the agreement and is to issue an additional 20,000 shares of common stock per month for the next 11 months.

(c)

On March 18, 2014, the Company issued 100,000 units at $0.12 per unit for proceeds of $12,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.20 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(d)

On March 18, 2014, the Company issued 685,000 units at $0.20 per unit for proceeds of $137,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.40 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.80 per share for seven consecutive trading days.

(e)

On March 25, 2014, the Company entered into an agreement with a research and development firm who will design, engineer, and build an ERC Energy Demonstration unit for an estimated Cdn$360,000 over a period of approximately 24 weeks. The Company paid the initial deposit of Cdn$190,000, which will be applied to the last two invoices of the project.

	(f)	On April 3, 2014, the Company entered into an agreement with a debt holder to settle the remaining outstanding balance owed for $30,000. Refer to Note 6(h).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plan”", “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd. and Mantra Energy Alternatives Ltd., unless otherwise indicated.

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

We carry on our business through our subsidiaries as follows:

•	Mantra Energy Alternatives Ltd., through which we identify, acquire, develop and market technologies related to alternative energy production, greenhouse gas emissions reduction and resource consumption reduction;
•	Mantra Media Corp., through which we offer promotional and marketing services to companies in the sustainability sector or those seeking to adopt sustainable practices (currently inactive); and
•	Climate ESCO Ltd., majority owned, through which we distribute and install LED lighting solutions (currently inactive).

We also have a number of inactive subsidiaries which we plan to engage in various business activities in the future.

On February 29, 2012, our wholly owned subsidiary, Mantra Energy Alternatives Ltd. (“MEA”), entered into subscription agreements with a number of non-US investors for the sale of up to 3,200,000 shares of MEA at a price of Cdn $1.00 per share, for total proceeds of Cdn$3,200,000. As of the closing of this financing, our company received total proceeds of Cdn$525,000 and holds 6,000,000 shares of MEA out of a total of 6,735,000 issued and outstanding.

Effective June 19, 2012, our company’s subsidiary, MEA, entered into a service contract with PowerTech Labs Inc., whereby PowerTech assistedMEA in the evaluation and the development of our ERC(electro-reduction of carbon dioxide) system. As compensation, PowerTech was paid $171,000 plus the cost of materials. The carbon enrichment unit proved successful at the proof-of-concept scale, and the bench-scale version was then designed and built. This unit, too, proved successful in its goal of enriching a dilute (roughly 20%) stream of carbon dioxide to over 80%. The program has now been completed.

On October 28, 2008, we entered into a convertible debenture with StichtingAdministratiekantoor Carlos Bijl for a principal amount of $150,000 and an annual interest rate of 10%. Bijl started an action in the Supreme Court of British Columbia for non-payment of the convertible debenture.

We entered into a settlement agreement with Bijl dated July 16, 2012, pursuant to which:

•	the due date of the Convertible Debenture would be extended to April 11, 2013;
•	within 5 business days we pay $43,890.41 representing net interest to and including September 30, 2012, less $15,000 we forwarded to Bijl on February 16, 2012;
•	commencing on October 31, 2012 we will pay accrued monthly interest at 10% per annual until April 11, 2013 (Paid);
•	we will pay a $10,000 premium on the $150,000 principal of the convertible debenture when we satisfy it on April 11, 2013.

We entered into an agreement dated April 29, 2013 with Bijl to amend the settlement agreement, pursuant to which:

•	the due date of the convertible debenture would be extended from April 11, 2013 to September 15, 2013;
•	upon execution of the amendment to the settlement agreement, we paid $6,836 in full satisfaction of future interest payable on the convertible debenture from April 1, 2013 to September 15, 2015; and
•	we granted to Bijl options to purchase up to 100,000 common shares of our company, exercisable for a period of 24 months from the time of grant and at the exercise price of $0.12 per common share.

On November 15, 2013, we entered into a second settlement agreement amendment with Bijl, pursuant to which we will pay interest of $4,438 and commencing February 1, 2014, we will make monthly payments of $10,000 on the outstanding principal and interest. Our company has made monthly interest payments for a total of $40,000 as at April 1, 2014.

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

Concurrently with the engagement of B.C. Research, our company, through our subsidiary,MEA, has entered into a sublease agreement with B.C. Research, dated as at February 25, 2013, for the sublease of a workshop and office space of approximately 600 square feet located in Burnaby, British Columbia. The term of the sublease will continue until March 1, 2014 at a cost of Cdn$18,720 payable in monthly installments of Cdn$1,560. The sublease has not been renewed and we are currently paying the sublease on a month to month basis.

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

Lafarge Pilot Project and Carbon Dioxide to Alternative Products

The agreement with Alstom will remain valid for 5 years or the completion of the last active project, whichever last occurs, and may be extended at any time by the written agreement of both parties. The first joint research and development project under the agreement is the Lafarge pilot project, which plans for the design, construction, and installation of a pilot plant for the conversion of 100 kg/day carbon dioxide to formate, followed by a commercialization scale-up study. Alstom’s contribution to the Lafarge pilot plant project will be approximately Cdn$250,000 for in-kind services. A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. Alstom’s contribution to the alternative products project will be approximately Cdn$190,375 for Phase 1. For Phases 2 through 4 Alstom’s planed, but not committed, contribution is estimated at Cdn$456.125 and the final amount of Phase 5 will be determined. Mantra and Alstom are actively seeking external funding to support the execution of the projects.

On July 1, 2013, we entered into a consulting agreement with BC0798465 Ltd., whereby BC0798465 Ltd. agreed to provide Mr. Colin Oloman for consulting services to our scientific advisory board for an indefinite term. In consideration for such consulting services, we have agreed to compensate BC0798465 Ltd. for Mr. Oloman’s services at Cdn$150 per hour and 300,000 options to acquire 300,000 common shares of our capital stock, previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on November 24, 2009, at a purchase price of $0.20 per share for a period of two years.

On October 10 and October 17, 2013, our company’s subsidiary, MEA, entered into employment agreements with Amin Aziznia and Sona Kazemi, whereby Mr. Aziznia and Mrs. Kazemi have each agreed to perform services as senior process engineers of MEA for a term of one year. As compensation for services rendered, Mr. Aziznia and Mrs. Kazemi shall each receive base gross remuneration of $65,000 per annum with an increase to $70,000 per annum subject to receipt by MEA of an Industrial Research and Development Fellowship from the Natural Sciences and Engineering Research Council of Canada (the “NSERC IRDF Grant”). The compensation is payable in twelve equal monthly installments. In addition, we granted to each of Mr. Aziznia and Ms. Kazemi, 100,000 stock options to acquire up to 100,000 common shares of our company at a purchase price of $0.10 per share. The options are non-transferrable, vest immediately and expire upon the earlier of 24 months, or upon termination of the employment agreements. The agreements will be immediately terminated if MEA does not receive the NSERC IRDF Grant.

On March 1, 2014, we entered into an agreement with Small Cap Invest Ltd., a Frankfurt-based financial service company. Serving as a contractor, Small Cap Invest will develop investor and public relations across Europe, and use an impressive breadth of experience to ultimately facilitate the penetration and development of Mantra’s technologies in European markets.

On March 13, 2014, we entered into a consulting agreement with DC Consulting LLC (“DCC”), dated effective March 13, 2014, whereby DCC has agreed to provide our company with various services including management consulting, business advisory, shareholder information and public relations which commenced March 17, 2014 and terminates on March 16, 2015. The agreement provides for a monthly cash payment in the amount of $7,250 per month and the issuance of 25,000 shares of our company’s common stock upon execution of the agreement and 20,000 shares of our company’s common stock per month for months 2 to 12.

Effective March 25, 2014, our company, through our subsidiary MEA, entered into letter of engagement with BC Research Inc. pursuant to which BC Research has undertaken to design, engineer and build our company’s ERC demonstration unit. Based in Vancouver, British Columbia, BC Research is the technology commercialization and innovation center of NORAM Engineering and Constructors Ltd., a globally active firm which provides innovative solutions and engineering and equipment packages to the chemical, pulp and paper, minerals processing and electrochemical industries.

The BC Research facility houses a wet chemical laboratory and over 10,000 square feet of pilot plant space, and is where our company is performing its ongoing research and development work on ERC. Pursuant to the letter of engagement BC Research (in collaboration with NORAM) has been engaged to engineer, design and build our company’s ERC demonstration unit for the estimated cost of Cdn$360,000 (approximately $326,000). Engineering and design services for the project will be provided primarily by NORAM engineers and scientists. Our company has delivered the first payment installment of Cdn$190,000 to BC Research and project work has commenced and is estimated to take approximately 24 weeks. We may terminate the agreement at any time and will retain all prior-owned and new intellectual property related to the project.

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

Revenues

Our operating results for three month periods ended February 28, 2014 and February 28, 2013 are summarized as follows:

				Difference Between
				Three Month Period
				Ended
	Three Months		Three Months	February 28, 2014
	Ended		Ended	and
	February 28, 2014		February 28, 2013	February 28, 2013
	($)		($)	($)
Revenue	$16,858	$	Nil	$16,858
Operating expenses	$218,553		$177,762	$40,791
Otherexpenses	$13,596		$7,761	$5,835
Net loss	$(215,291)		$(185,523)	$(29,768)

From our inception on January 22, 2007 to February 28, 2014 we have generated $204,074 in revenues. For the three months ended February 28, 2014 we generated $16,858 in revenues compared to revenues of $Nil generated during the same period in 2013.

Expenses

Our operating expenses for the three month periods ended February 28, 2014 and February 28, 2013 are summarized as follows:

	Three Months Ended
	February 28,		February 28,
	2014		2013
	($)		($)
Business development	$81		$10,797
Consulting and advisory	$24,893		$27,416
Depreciation and amortization	$5,048		$8,623
Foreign exchange loss (gain)	$(19,588)		$(13,723)
General and administrative	$11,150		$11,472
Management fees	$45,564		$75,776
Professional fees	$33,231		$28,847
Public listing costs	$5,706		$3,325
Rent	$15,821		$4,500
Research and development	$91,918		$(661)
Travel and promotion	$1,178		$21,390
Wages and benefits	$3,551	$	Nil

For the three months ended February 28, 2014, we incurred total operating expenses of $218,553 compared to total operating expenses for the three months ended February 28, 2013 of $177,762. The $40,791increasein operating expense during 2014 is primarily due to increased research and development activities.

Net Loss

Since our inception on January 22, 2007 to February 28, 2014, we have incurred a net loss of $8,934,442. For the three months ended February 28, 2014 we have incurred a net loss of $215,291 compared to a net loss of $185,523for the same period in 2013.

Results of Operations for the Nine Month Periods Ended February 28, 2014 and February 28, 2013.

Revenues

Our operating results for nine month periods ended February 28, 2014 and February 28, 2013 are summarized as follows:

				Difference Between
				Nine Month Period
				Ended
		Nine Months	Nine Months	February 28, 2014
		Ended	Ended	and
		February 28, 2014	February 28, 2013	February 28, 2013
		($)	($)	($)
Revenue		$165,262	$3,027	$162,235
Cost of goods sold	$	Nil	$2,500	$(2,500)
Operating expenses		$823,917	$1,100,552	$(276,635)
Other expenses		$52,941	$28,658	$24,283
Net loss		$(711,146)	$(1,128,683)	$417,537

For the nine months ended February 28, 2014 we generated $165,262 in revenues compared to revenues of $3,027generated during the same period in 2013.

From January 22, 2007 (inception) to February 28, 2014, we have an accumulated deficit of $8,693,199. We anticipate that we will incur substantial losses over the next year and our ability to generate additional revenues in the next 12 months remains uncertain.

Expenses

Our operating expenses for the nine month periods ended February 28, 2014 and February 28, 2013 are summarized as follows:

	Nine Months Ended
	February 28,		February 28,
	2014		2013
	($)		($)
Business development	$8,743		$21,012
Consulting and advisory	$121,837		$78,951
Depreciation and amortization	$17,706		$21,950
Foreign exchange loss (gain)	$(37,407)		$5,044
General and administrative	$56,172		$32,453
License fees	$40,000		$39,442
Management fees	$138,512		$258,087
Professional fees	$114,017		$122,748
Public listing costs	$12,821		$15,947
Rent	$39,740		$13,500
Research and development	$234,521		$368,157
Shareholder communications and awareness	$7,382		$34,719
Travel and promotion	$52,086		$98,542
Wages and benefits	$17,787	$	Nil

For the nine months ended February 28, 2014, we incurred total operating expenses of $823,917 compared to total operating expenses for the nine months ended February 28, 2013 of $1,100,552. The $276,635 decreasein operating expense during 2014 is primarily due to higher research and development activities and management compensation in the comparable period.

Net Loss

For the nine months ended February 28, 2014 we have incurred a net loss of $711,146 compared to a net loss of $1,128,683for the same period in 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	February 28,	May 31,
	2014	2013
Current Assets	$33,959	$79,823
Current Liabilities	$1,391,991	$1,206,379
Working Capital Deficit	$(1,358,032)	$(1,126,556)

Cash Flows

			January 22,
	Nine Months	Nine Months	2007
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014
Net Cash Used In Operating Activities	$(444,170)	$(1,219,402)	$775,232
Net Cash Used In Investing Activities	$(1,481)	$(6,628)	$5,147
Net Cash Provided by Financing Activities	$420,264	$1,137,030	$(716,766)
Change In Cash	$(25,387)	$(89,000)	$63,613

As of February 28, 2014, we had $Nil cash in our bank accounts and a working capital deficit of $1,358,032. As of February 28, 2014 we had total assets of $115,581 and total liabilities of $1,621,402.

From January 22, 2007 (date of inception) to February 28, 2014, we raised net proceeds of $5,298,086 in cash from the issuance of common stock and share subscriptions received, $201,571 from loans payable, bank indebtedness of $2,776, and $442,000 from proceeds from the issuance of convertible debentures, offset by repayment of loans payable of $69,009, repayment of convertible debentures of $10,000, and repayment of capital lease obligations of $13,227 for a total of $5,852,197 of cash provided by financing activities for the period.

We received net cash of $420,264 from financing activities for the nine months ended February 28, 2014 compared to $1,137,030for the same period in 2013. During this period we raised $254,683 in cash from the issuance of our common stock and share subscriptions received, and $192,000 from proceeds from the issuance of convertible debentures, and had bank indebtedness of $2,776, offset by repayment of capital lease obligations of $5,306, repayment of loans payable of $13,889, and repayment of convertible debentures of $10,000.

In the comparable period during 2013, we raised cash of $1,191,186 from the issuance of our common stock and share subscriptions received offset by repayment of capital lease obligations of $4,056and repayment of loans payable of $50,100.

We used net cash of $444,170in operating activities for the nine months ended February 28, 2014 compared to $1,219,402for the same period in 2013. We used net cash of $5,609,233 in operating activities for the period from January 22, 2007 (date of inception) to February 28, 2014.

We used cash of $1,481 in investing activities for the nine months ended February 28, 2014 compared to $6,628cash used by investing activities for the same period in 2013.

During the nine months ended February 28, 2014 we had a net decrease of $25,387 in our cash position compared to a net decrease of $89,000for the same period in 2013. Our monthly cash requirements for the nine month period ended February 28, 2014 was $49,352 compared to $135,489for the same period in 2013. At our current cash position and if this cash requirement continues, we do not have sufficient cash to cover our expenses for one month.

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

Effective February 11, 2014, we entered into private placement agreements with four persons.  Pursuant to the agreements, we agreed to the issuance of an aggregate of 575,000 units at a purchase price of USD$0.08 per unit, for total proceeds of $46,000.  Each unit consists of one common share and one-half of one common share purchase warrant.  Each whole common share purchase warrant is exercisable into one share at a price of USD$0.20 per share for a period of the lesser of 24 months from the date of closing or five (5) business days after our company’s common stock trades at least one (1) time per day on the FINRA Over-the-Counter Bulletin Board at a price equal to or above USD$0.40 per share for seven (7) consecutive trading days.

Further on February 11, 2014, we entered into private placement agreements with one person.  Pursuant to the agreements, we agreed to the issuance of an aggregate of 40,000 units at a purchase price of USD$0.12 per unit, for total proceeds of $4,800.  Each unit consists of one common share and one-half of one common share purchase warrant.  Each whole common share purchase warrant is exercisable into one share at a price of USD$0.20 per share for a period of the lesser of 24 months from the date of closing or five (5) business days after our company’s common stock trades at least one (1) time per day on the FINRA Over-the-Counter Bulletin Board at a price equal to or above USD$0.40 per share for seven (7) consecutive trading days.

On February 11, 2014, we entered into private placement agreements with one person.  Pursuant to the agreements, we agreed to the issuance of an aggregate of 100,000 units at a purchase price of USD$0.17 per unit, for total proceeds of $17,000.  Each unit consists of one common share and one-half of one common share purchase warrant.  Each whole common share purchase warrant is exercisable into one share at a price of USD$0.40 per share for a period of the lesser of 24 months from the date of closing or five (5) business days after our company’s common stock trades at least one (1) time per day on the FINRA Over-the-Counter Bulletin Board at a price equal to or above USD$0.60 per share for seven (7) consecutive trading days.

On February 18, 2014, we entered into private placement agreements with seven persons.  Pursuant to the agreements, we agreed to the issuance of an aggregate of 1,205,500 units at a purchase price of USD$0.08 per unit, for total proceeds of $96,440.  Each unit consists of one common share and one common share purchase warrant.  Each whole common share purchase warrant is exercisable into one share at a price of USD$0.15 per share for a period of the lesser of 24 months from the date of closing or five (5) business days after our company’s common stock trades at least one (1) time per day on the FINRA Over-the-Counter Bulletin Board at a price equal to or above USD$0.40 per share for seven (7) consecutive trading days.

On February 18, 2014, we entered into private placement agreements with four persons.  Pursuant to the agreements, we agreed to the issuance of an aggregate of 400,000 units at a purchase price of USD$0.10 per unit, for total proceeds of $40,000.  Each unit consists of one common share and one common share purchase warrant.  Each whole common share purchase warrant is exercisable into one share at a price of USD$0.20 per share for a period of the lesser of 24 months from the date of closing or five (5) business days after our company’s common stock trades at least one (1) time per day on the FINRA Over-the-Counter Bulletin Board at a price equal to or above USD$0.40 per share for seven (7) consecutive trading days.

On February 11, 2014, we issued 515,000 units of the private placements to four (4) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Additionally, on February 11, 2014, we issued 200,000 to two (2) persons pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On February 18, 2014, we issued 1,291,000 units of the private placements to eleven (11) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Additionally, on February 18, 2014, we issued 314,500 to five (5) persons pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

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

10.8	Employment Agreement with and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.9

Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)
10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)

Exhibit Number	Exhibit Description

10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)
10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)
10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)
10.15
Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Amin Aziznia dated October 17, 2013 (incorporated by reference to our Current Report on Form 8-K filed on )ctober 28, 2013)

10.16
Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Sona Kazemi dated October 17, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)

10.17	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)
10.18	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2013)
10.19	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2013)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation (wholly owned)
Mantra China Inc. (wholly owned)
Mantra China Limited (wholly owned)
Mantra Media Corp. (wholly owned)
Mantra NextGen Power Inc. (wholly owned)
Mantra Wind Inc. (wholly owned)
Climate ESCO Ltd. (majority owned)
Mantra Energy Alternatives Ltd. (majority owned)
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

Mantra Venture Group Ltd.
(Registrant)
Date: April 21, 2014	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)