Form 10-K
period 2014-05-31
Mantra Venture Group Ltd.
filed 2014-09-15
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1562 128th Street, Surrey, British Columbia, Canada	V4A 3T7
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(604) 560-1503

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 29, 2013 was $2,138,003 based on a $0.10 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

70,692,692 common shares as of September 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary Climate ESCO Ltd. and Mantra Energy Alternatives Ltd., unless otherwise indicated.

Description of Business

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada. Our principal offices are located at 1562 128th Street, Surrey, British Columbia, Canada, V4A 3T7. Our telephone number is (604) 560-1503. Our fiscal year end is May 31.

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

We are a development stage company that has only recently begun generating revenue from our operations. At this time we own a technology for the electro-reduction of carbon dioxide and have the exclusive world license for a mixed-reactant fuel cell. Since our inception, we have incurred operational losses and we have completed several rounds of financing to fund our operations.

We carry on our business through our subsidiary, Mantra Energy Alternatives Ltd. (“MEA”), through which we identify, acquire, develop and market technologies related to alternative energy production, greenhouse gas emissions reduction and resource consumption reduction;

We also have a number of inactive subsidiaries which we plan to engage in various business activities in the future.

Effective June 19, 2012, our company’s subsidiary, MEA, entered into a service contract with PowerTech Labs Inc., whereby PowerTech assisted MEA in the evaluation and the development of our ERC(electro-reduction of carbon dioxide) system. As compensation, PowerTech was paid $171,000 plus the cost of materials. The carbon enrichment unit proved successful at the proof-of-concept scale, and the bench-scale version was then designed and built. This unit, too, proved successful in its goal of enriching a dilute (roughly 20%) stream of carbon dioxide to over 80%. The program has now been completed.

On October 28, 2008, we entered into a convertible debenture with StichtingAdministratiekantoor Carlos Bijl for a principal amount of $150,000 and an annual interest rate of 10%. Stichting started an action in the Supreme Court of British Columbia for non-payment of the convertible debenture.

We entered into a settlement agreement with Stichting dated July 16, 2012, pursuant to which:

  the due date of the Convertible Debenture would be extended to April 11, 2013;
  within 5 business days we were to pay $43,890 representing net interest to and including September 30, 2012, less $15,000 we forwarded to Stichting on February 16, 2012;
  commencing on October 31, 2012 we were to pay accrued monthly interest at 10% per annual until April 11, 2013 (this amount has been paid);
  we were to pay a $10,000 premium on the $150,000 principal of the convertible debenture payable by April 11, 2013.

We entered into an agreement dated April 29, 2013 with Stichting to amend the settlement agreement, pursuant to which:

  the due date of the convertible debenture was extended from April 11, 2013 to September 15, 2013;
  upon execution of the amendment to the settlement agreement, we paid $6,836 in full satisfaction of future interest payable on the convertible debenture from April 1, 2013 to September 15, 2013; and
  we granted to Stichting options to purchase up to 100,000 common shares of our company, exercisable for a period of 24 months from the time of grant and at the exercise price of $0.12 per common share.

On November 15, 2013, we entered into a second settlement agreement amendment with Stichting, pursuant to which we agreed to pay interest of $4,438 and commencing February 1, 2014, to make monthly payments of $10,000 on the outstanding principal and interest. Our company has made monthly payments for a total of $50,000 as at May 31, 2014.

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

On March 13, 2013, we entered into a letter of engagement with BC Research Inc. pursuant to which we engaged BC Research to design and engineer a proposed demonstration unit of our company’s ERC technology. The scope of work will include determining power requirements for the planned ERC unit, and producing an equipment list, a functional description of equipment and specification, electrical drawings, a drawing package for potential suppliers, and a simplified 3D model of the system. The objective of the engagement is to determine the fabrication and operating costs of the demonstration unit to within a 25% variance. It is estimated that completion of the planned work will be achieved within 15 weeks from the date of our company’s purchase order and payment of a CDN$30,000 retainer. Our company compensated BC Research based on its customary hourly rates. BC Research completed this project at a cost of $161,759and our company retains all intellectual property resulting from the services performed.

Concurrently with the engagement of B.C. Research, our company, through our subsidiary, MEA, has entered into a sublease agreement with B.C. Research, dated as at February 25, 2013, for the sublease of a workshop and office space of approximately 600 square feet located in Burnaby, British Columbia. The term of the sublease continued until March 1, 2014 at a cost of CDN$18,720 (CDN$1,560 monthly). The sublease has not been renewed. We moved out of the facility on May 31, 2014 and now lease our own laboratory space in Vancouver, British Columbia at a cost of approximately $3,600 per month.

On May 7, 2013, we entered into a director agreement with Patrick Dodd. As compensation under the director agreement, our company granted stock options to Mr. Dodd to purchase up to 200,000 shares of our common stock at a price of $0.10 per share. The stock options shall terminate for exercise the earlier of May 7, 2015 or 180 calendar days after resignation of Mr. Dodd as director, in which case, 100,000 stock options shall remain available to Mr. Dodd at an exercise price of $0.10 until November 7, 2015. On March 1, 2014, we amended this agreement which granted Mr. Dodd options to purchase 150,000 common shares of our company at $0.02 per common share. On August 25, 2014, Mr. Dodd notified us and provided payment for the exercise of the options.

Collaboration with Alstom (Switzerland) Ltd.

On June 24, 2013, through our majority owned subsidiary, MEA our company entered into an agreement with Alstom (Switzerland) Ltd. concerning the joint research and development projects relating to (1) a pilot plant for the conversion of carbon dioxide to formate at a Lafarge cement plant (the “Lafarge pilot project”); and (2) the development of processes for the conversion of carbon dioxide to other valuable chemicals.

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

On October 10 and October 17, 2013, our company’s subsidiary, MEA, entered into employment agreements with Amin Aziznia and Sona Kazemi, whereby Mr. Aziznia and Mrs. Kazemi have each agreed to perform services as senior process engineers of MEA for a term of one year. As compensation for services rendered, Mr. Aziznia and Mrs. Kazemi shall each receive base gross remuneration of $65,000 per annum with an increase to $70,000 per annum subject to receipt by MEA of an Industrial Research and Development Fellowship from the Natural Sciences and Engineering Research Council of Canada (the “NSERC IRDF Grant”). The compensation is payable in twelve equal monthly installments. In addition, we have agreed to grant to each of Mr. Aziznia and Ms. Kazemi, 100,000 stock options to acquire up to 100,000 common shares of our company at a purchase price of $0.10 per share. The options will, when granted, be non-transferrable, vest immediately and expire upon the earlier of 24 months, or upon termination of the employment agreements. The agreements would terminate if MEA did not receive the NSERC IRDF Grant. The NSERC IRDF Grants have been granted and are effective as of August 1, 2014.

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

On August 22, 2014, we entered into an agreement with Green Baron Ventures Inc., doing business as Evergreen Marketing, Inc. Pursuant to the terms of this agreement, Green Baron is to provide us with investor relation services. In exchange for the service provided by Green Baron, we compensated Green Baron with a total of USD$3,500 and of 12,000 common shares of our company.

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

On January 14, 2014, our company and Mantra Energy, received acceptance of our primary ERC patent application in Australia. This patent application covers the reactor and process for the electrochemical conversion of carbon dioxide to chemical products, and is a crucial component of Mantra's intellectual property portfolio. The Australian patent was officially issued on May 1, 2014.

As of the date of this annual report, we have been awarded the following patents:

Country	Patent Number	Patent Date	Name of Patent
India	251493	March 20, 2012	“An Electrochemical Process for Reducing of Carbon Dioxide”
China	ZL 2006 8 0037810.8	May 8, 2013	“Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”
Australia	2012202601	May 1, 2014	“Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”

The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide (CO2), or ERC, has been proven functional through small scale prototype trials and limited scale-up trials. ERC offers a possible solution to reduce the impact of CO2 on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy.

In a fuel cell a fuel is oxidized and an oxidant reduced, resulting in the production of an electric current to drive and external load. Because ERC can be used to produce such a fuel from CO2, a regenerative fuel cell cycle can be developed using the technology in conjunction with an appropriate fuel cell. As shown in the figure, this concept can be used to provide energy storage, whereby clean electricity produced by intermittent renewable resources can be stored and its supply correlated with demand.

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

ERC Development to Date

We have retained one of the creators of the technology, Professor Colin Oloman, as a member of our scientific advisory board, to further develop the carbon dioxide reduction process to achieve optimal results on a consistent basis. On June 1, 2008, we entered into a technology development and support agreement with Kemetco Research Inc., an integrated science, technology and innovation company. Pursuant to that agreement, we had established a research and development facility for the ERC in Vancouver, British Columbia, staffed by a dedicated research team provided by Kemetco. The use of the research and development facility by our company ended in 2010.

In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2 per day. In order to facilitate the testing and development of this reactor, we entered into an agreement with Kemetco on January 29, 2010. The agreement was intended to govern the development and testing of our prototype reactor for a period of 10 months and contemplated costs of approximately $250,000 including labor and materials purchases. On March 18, 2010 we entered into another agreement with Kemetco which amended and replaced the January 29, 2010 agreement. Under the terms of the January 29, 2010 agreement, we agreed to proceed with the testing and development of our ERC prototype reactor for a period of 5 months at an estimated cost of approximately $125,000. We have not renewed our agreement with Kemetco and have not been involved with Kemetco since approximately May 2010.

Pictured Above, Design for Bench Scale ERC Reactor

We anticipate that commercialization of ERC will require us to develop reactors capable of processing not less than 100 tons of  CO2 per day; however, there is no guarantee that we will successfully produce reactors of that size. Production of commercially viable ERC reactors will depend on continued research and development, successful testing of small scale ERC reactors, and securing of additional financing. This testing is underway in our research facilities, and is complemented by the parallel engineering of a scaled-up demonstration plant by BC Research Inc.

Established and Emerging Market for ERC and its Chemical Products:

The technology behind ERC can be applied to any scale commercial venture which outputs CO2 into the atmosphere, though it is expected to be most effective when applied to large scale stationary sources. We anticipate that, once fully commercialized, we will be able to offer ERC as a CO2 management system to various industry including steel, cement, fermentation processes, power generation and pulp and paper.

As described, the ERC process can be used to produce a variety of different chemical products from CO2. The first products that Mantra is targeting are formic acid and its salts. These products have existing markets as commodity chemicals and sell for between $1,000 and $1,500 per tonne, with global consumption being in excess of 600,000 tonnes per year. Formic acid and its salts are used in a variety of industrial applications, including silage preservation, leather tanning, textiles production, oil well drilling, and de-icing, and show enormous potential for market expansion through their use in chemical energy storage.

However, if the ERC process reaches market acceptance as a way to deal with CO2 emissions from industryfacilities, it will likely lead to supply of formic acid in excess of current market demand. We have identified several potential future applications for formic acid, which may lead to an expansion in current market demand. The applications we have identified and are currently focusing on are energy storage and steel pickling.

Energy Storage

Formic acid and its salts have been recognized as excellent energy carriers. They have high volumetric and gravimetric energy densities compared to conventional storage technologies such as batteries, and as liquids are much easier to store and distribute than gaseous hydrogen. By liberating energy from them using direct fuel cells, these chemicals can be used to produce electricity on demand, and as such can be used for energy storage. Their use in energy storage applications would vastly increase the market for formic acid and its salts, as the value of energy storage market is expected to surpass $20 billion in the coming years.

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

Competition

There are several existing alternative methods to ERC which convert CO2 into useful products. Other methodsinclude, for example:

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

In addition to these advantages, we consider most developers of  CO2 utilization technologies to not be directly competitive with Mantra. This is because a) the supply of CO2 from industrial sources is very large, allowing for multiple technologies to be successful commercially, and b) most technologies generate different products from CO2 than those produced by Mantra, and thus will not be competitors in the sale of chemical products.

However, because ERC has not yet been tested at a commercially viable scale, there is no guarantee that any of the advantages cited by us will translate into actual competitive advantages for ERC over competing methods for CO2 conversion at an industrial scale. Also, like other competing methods, ERC suffers from fast cathode deterioration, and we must successfully isolate or develop a better ERC cathode in order to gain a competitive advantage in this regard. We have had success developing methods for improving the activity and extending the lifetime of the cathode at the bench scale and expect these methods to translate into significant process improvements as ERC is scaled up.

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

Research and Development Expenditures

During the year ended May 31, 2014 we spent $396,278 on research and development. For the last two fiscal years, we have spent $824,952 on research and development. We anticipate that we will incur $4,200,000 in expenses on research and development (including wages and commercialization efforts) for ERC as well as other technologies we may acquire over the next 12 months.

Employees

As of September 8, 2013, we had 2 employees engaged in administrative duties, website development and marketing. Larry Kristof is employed by both our company and by our subsidiary Mantra Energy Alternatives Ltd., as chief executive officer. Our employees were engaged on a full-time basis. Additionally, we have retained a number of consultants for legal, accounting and investor relations services.

As of August 30, 2014, we had 7 employees at our research facilities in Vancouver, British Columbia, including: Patrick Dodd, Amin Aziznia, Sona Kazem, Piotr Forysinski, Christina Gyenge, and two undergraduate students. These employees are engaged in research and development activities to improve our company’s technologies and are employed on a full time basis.

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

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT(1)

(1)	The Patent Cooperation Treaty, an international patent law treaty, provides a unified procedure for filing patent applications to protect inventions in each of its contracting states.

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

On January 14, 2014, our company and Mantra Energy, received acceptance of our primary ERC patent application in Australia. This patent application covers the reactor and process for the electrochemical conversion of carbon dioxide to chemical products, and is a crucial component of Mantra's intellectual property portfolio. The Australian patent was officially issued on May 1, 2014.

As of the date of this annual report, we have been awarded the following patents:

Country	Patent Number	Patent Date	Name of Patent
India	251493	March 20, 2012	“An Electrochemical Process for Reducing of Carbon Dioxide”
China	ZL 2006 8 0037810.8	May 8, 2013	“Continuous Co- Current Electrochemical Reduction of Carbon Dioxide”
Australia	2012202601	May 1, 2014	“Continuous Co- Current Electrochemical Reduction of Carbon Dioxide”

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

Item 2.           Description of Property

Our principal executive offices are located at 1562 128th Street, Surrey, British Columbia, Canada V4A 3T7. Our telephone number is (604) 560-1503. The office is approximately 1,200 square feet in size and is leased for a term of twenty four months. The lease began on June 1, 2014 and will end in June 2016. Currently we pay approximately $1,300 per month for our office space in Surrey.

Our research facilities are located at 202-3590 West 41st Avenue, Vancouver, British Columbia, Canada, V6N 3E6. The telephone number is (604) 267-4005. The facility is approximately 1,400 square feet in size and is leased for a term of two years beginning on July 1, 2014. Currently we pay approximately $3,600 per month in rent.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any stock exchange in the United States and Canada and there is no established public trading market for our common stock. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol MVTG. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

Quarter Ended	High ($)	Low ($)
May 31, 2014	0.744	0.18
February 28, 2014	0.18	0.0471
November 30, 2013	0.15	0.072
August 31, 2013	0.19	0.10
May 31, 2013	0.23	0.1
February 28, 2013	0.3	0.131
November 30, 2012	0.24	0.1139
August 31, 2012	0.12	0.06
May 31, 2012	0.1199	0.032

Our common shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

Holders

As of September 12, 2014, there were approximately 181 holders of record of our common stock. As of such date, 70,692,692 shares of our common stock were issued and outstanding.

Dividends

To date, we have not paid any dividends on our common shares and we do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our board of directors.

Equity Compensation Plans

On November 24, 2009, we registered a 2009 Stock Compensation Plan and a 2009 Stock Option Plan which permits our company to grant up to an aggregate of 3,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2014.

Purchase of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2014.

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

Results of Operations

Results of Operations for the Years Ended May 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2014 and 2013.

Our operating results for the years ended May 31, 2014 and 2013 are summarized as follows:

	Year Ended
	May 31,
	2014	2013
Revenue	$274,584	$3,027
Cost of goods sold	$–	$2,500
Operating Expenses	$(1,568,122)	$(1,374,699)
Other Income (Expense)	$(59,222)	$(45,959)
Net Loss	$(1,352,760)	$(1,420,131)

Revenues

Our revenues for the year ended May 31, 2014 were $274,584, compared to our revenues for the year ended May 31, 2013, which were $3,027, representing approximately a 8,971% increase. During the year ended May 31, 2014, we started generating research and development services revenue.

Operating Expenses

Our operating expenses for the year ended May 31, 2014 and May 31, 2013 are outlined in the table below:

	Year Ended
	May 31,
	2014	2013
Business development	$40,300	$18,907
Consulting and advisory	$342,307	$120,787
Depreciation and amortization	$25,771	$30,872
Foreign exchange loss (gain)	$(88,728)	$(13,942)
General and administrative	$132,674	$48,452
License fees	$40,000	$30,459
Management fees	$184,463	$312,586
Professional fees	$168,354	$159,705
Public listing costs	$24,405	$15,400
Rent	$57,853	$22,623
Research and development	$396,278	$428,674
Shareholder communications and awareness	$7,382	$40,035
Travel and promotion	$199,327	$119,906
Wages and benefits	$37,736	$40,235

The increase in operating expenses for the year ended May 31, 2014, compared to the same period in fiscal 2013, was mainly due to increases in business development, consulting and advisory fees, general and administrative expenses, license fees, professional fees, public listing costs, rent, and travel and promotion expenses offset by a significant decrease in management fees and increase in foreign exchange gain. The increase in our expenses was the result of an overall increase in business activity which corresponded with increase revenues and investment in our Company. The increase in activity in part related to our establishment of a new research and development facility in Vancouver, British Columbia, and to expenses incurred in connection with our collaboration with NORAM Engineering and BC Research Inc. for the ERC Pilot Plant Project, The increase in foreign exchange gain was largely the result of the relative increase in the value during fiscal 2014 of the U.S. Dollar against the Canadian Dollar: our revenues are largely in U.S. Dollars and a substantial amount of our expenses are paid in Canadian Dollars.

Our general and administrative expenses consist of office occupation expenses, communication expenses (cellular, internet, fax and telephone), bank charges, foreign exchange, courier, postage costs and office supplies. Our professional fees include legal, accounting, and auditing fees. Business development, consulting and advisory costs include fees paid, shares issued and options granted to contractors and advisory board members.

Liquidity and Financial Condition

As of May 31, 2014, our total current assets were $1,600,174 and our total current liabilities were $1,252,130 and we had working capital of $348,044 compared to a working capital deficit of $1,126,556 as at May 31, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended	Year Ended
	May 31,	May 31,
	2014	2013
Net Cash Used in Operating Activities	$(1,302,235)	$(1,353,630)
Net Cash Used In Investing Activities	$(78,808)	$(64,884)
Net Cash Provided by Financing Activities	$2,287,542	$1,228,301
Cash increase during the year	$906,499	$(190,213)

The increase in cash that we experienced during fiscal 2014 as compared to fiscal 2013 was due primarily to the increase during fiscal 2014 of cash received from the sale of our common stock. We expect that our total expenses will increase over the next year as we increase our business operations. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

Description	Estimated expenses ($)
Research and Development	500,000
Consulting Fees	250,000
Commercialization of ERC	3,000,000
Shareholder communication and awareness	200,000
Professional Fees	300,000
Wages and Benefits	200,000
Management Fees	150,000
Total	5,100,000

In order to fully carry out our business plan, we need additional financing of approximately $5,100,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of our company and our subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.84% owned and Mantra Energy Alternatives Ltd., which is 89.09% owned. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, valuation of inventory, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Accounts Receivable

Our company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables our company considers at risk.

Intangible Assets

Intangible assets consist of patents and are stated at cost and have a definite life. Intangible assets are amortized over their estimated useful lives. Our company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. Our company has no intangibles with indefinite lives.

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

Technology Development Revenue Recognition

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

Research and Development Costs

Research and development costs are expensed as incurred.

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

Recent Accounting Pronouncements

Our company has limited operations and is considered to be in the development stage. In the year ended May 31, 2014, our company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

MANTRA VENTURE GROUP LTD.
Consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.

We have audited the accompanying consolidated balance sheet of Mantra Venture Group Ltd. (“the Company”) as of May 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group Ltd. as of May 31, 2014, and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated significant revenue and has an accumulated deficit of $9,314,295 as of May 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
September 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mantra Venture Group Ltd.

We have audited the accompanying consolidated balance sheet of Mantra Venture Group Ltd. (the “Company”) as of May 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 11, 2013

MANTRA VENTURE GROUP LTD.
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2014	2013
	$	$

ASSETS

Current assets

Cash	931,886	25,387
Amounts receivable	163,591	19,915
Prepaid expenses and deposits	504,697	34,521

Total current assets	1,600,174	79,823

Restricted cash	27,374	28,750
Property and equipment	94,231	70,771
Intangible assets	29,547

Total assets	1,751,326	179,344

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	715,053	571,805
Due to related parties	159,994	173,424
Loans payable	204,176	253,227
Obligations under capital lease	8,246	7,826
Convertible debentures	164,660	200,097

Total current liabilities	1,252,129	1,206,379

Loans payable	–	31,346
Obligations under capital lease	19,856	29,177
Convertible debentures (net of discount of $175,360)	16,640	–

Total liabilities	1,288,625	1,266,902

Stockholders’ equity (deficit)

Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 69,157,322 (May 31, 2013 – 55,226,276) shares	692	552

Additional paid-in capital	9,679,880	6,875,939

Subscriptions receivable	(1,791)	–

Common stock subscribed	216,391	115,662

Accumulated deficit	(9,314,295)	(8,023,639)

Total Mantra Venture Group Ltd. stockholders’ equity (deficit)	580,877	(1,031,486)

Non-controlling interest	(118,176)	(56,072)

Total stockholders’ deficit	462,701	(1,087,558)

Total liabilities and stockholders’ equity (deficit)	1,751,326	179,344

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of operations
(Expressed in U.S. dollars)

	Year ended	Year ended
	May 31,	May 31,
	2014	2013
	$	$

Revenue	274,584	3,027

Cost of goods sold	–	2,500

Gross profit	274,584	527

Operating expenses

Business development	40,300	18,907
Consulting and advisory	342,307	120,787
Depreciation and amortization	25,772	30,872
Foreign exchange loss (gain)	(88,728)	(13,942)
General and administrative	132,673	48,452
License fees	40,000	30,459
Management fees	184,463	312,586
Professional fees	168,354	159,705
Public listing costs	24,405	15,400
Rent	57,853	22,623
Research and development	396,278	428,674
Shareholder communications and awareness	7,382	40,035
Travel and promotion	199,327	119,906
Wages and benefits	37,736	40,235

Total operating expenses	1,568,122	1,374,699

Loss before other income (expense)	(1,293,538)	(1,374,172)

Other income (expense)

Accretion of discounts on convertible debentures	(26,557)	(2,998)
Gain on settlement of debt	11,503	497
Interest expense	(44,168)	(43,458)

Total other income (expense)	(59,222)	(45,959)

Net loss for the period	(1,352,760)	(1,420,131)

Less: net loss attributable to the non-controlling interest	62,104	85,962

Net loss attributable to Mantra Venture Group Ltd.	(1,290,656)	(1,334,169)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	59,096,396	51,052,620

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRAVENTUREGROUPLTD.
Consolidated statements of stockholder’s equity (deficit)
For the years ended May 31, 2014 and 2013

	Common Stock		Additional	Common	Common stock			Total
			paid-in	stock	subscriptions	Accumulated	Non-controlling	stockholders’
		Amount	capital	subscribed	receivable	deficit	interest	equity (deficit)
	Number	$	$	$	$	$	$	$

Balance, May 31, 2012	45,623,806	456	5,675,442	144,916	(94,708)	(6,689,470)	(8,297)	(971,661)

Stock Issued for Cash
Stock issued at $0.03 per share pursuant to the exercise of stock options	250,000	3	7,497	–	–	–	–	7,500
Stock issued at $0.05 per share pursuant to the exercise of stock options	200,000	2	9,998	–	–	–	–	10,000
Units issued at $0.015 per share	1,333,333	13	19,987	(20,000)	–	–	–	–
Units issued at $0.05 per share	826,000	8	41,292	(41,300)	–	–	–	–
Units issued at $0.10 per share	2,125,000	21	212,479	(20,000)	–	–	–	192,500
Units issued at $0.12 per share	3,325,001	33	398,967	–	–	–	–	399,000
Units issued at $0.17 per share	1,543,136	16	262,318	–	–	–	–	262,334

Stock Issued by Subsidiary
Stock issued at Cdn$1.00 per share	–	–	185,067	–	–	–	22,664	207,731

Share subscriptions for previously issued shares received by subsidiary	–	–	–	–	94,708	–	8,292	103,000

Share subscriptions received by subsidiary	–	–	–	59,046	–	–	7,231	66,277

Subscriptions received	–	–	–	43,000	–	–	–	43,000

Share subscriptions transferred to loans payable	–	–	–	(50,000)	–	–	–	(50,000)

Fair value of stock options granted	–	–	62,892	–	–	–	–	62,892

Net loss for the year	–	–	–	–	–	(1,334,169)	(85,962)	(1,420,131)

Balance, May 31, 2013	55,226,276	552	6,875,939	115,662	–	(8,023,639)	(56,072)	(1,087,558)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of stockholder’s equity (deficit)
For the years ended May 31, 2014 and 2013

			Additional	Common	Common stock			Total
	Common Stock		paid-in	stock	subscriptions	Accumulated	Non-controlling	stockholders’
		Amount	capital	subscribed	receivable	deficit	interest	equity (deficit)
	Number	$	$	$	$	$	$	$

Balance, May 31, 2013	55,226,276	552	6,875,939	115,662	–	(8,023,639)	(56,072)	(1,087,558)

Stock Issued for Cash
Stock issued at $0.15 per share pursuant to the exercise of warrants	1,093,000	11	163,939	–	–	–	–	163,950
Stock issued at $0.20 per share pursuant to the exercise of warrants	3,094,958	31	618,961	–	–	–	–	618,992
Stock issued at $0.12 per share pursuant to the exercise of stock options	100,000	1	11,999	–	–	–	–	12,000
Units issued at $0.08 per share	3,678,088	37	294,207	(43,000)	(1,791)	–	–	249,453
Units issued at $0.10 per share	400,000	4	39,996		–	–	–	40,000
Units issued at $0.12 per share	140,000	1	16,799	–	–	–	–	16,800
Units issued at $0.17 per share	100,000	1	16,999	–	–	–	–	17,000
Units issued at $0.20 per share	4,760,000	48	951,952	–	–	–	–	952,000

Shares issued for services	565,000	6	394,089	5	–	–	–	394,100

Subscriptions received	–	–	–	134,705	–	–	–	134,705

Shares issuable for conversion of debt	–	–	–	9,019	–	–	–	9,019

Beneficial conversion features			192,000					192,000

Fair value of stock options granted	–	–	103,000	–	–	–	–	103,000

Net loss for the year	–	–	–	–	–	(1,290,656)	(62,104)	(1,352,760)

Balance, May 31, 2014	69,157,322	692	9,679,880	216,391	(1,791)	(9,314,295)	(118,176)	462,701

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	May 31,	May 31,
	2014	2013
	$	$

Operating activities
Net loss	(1,352,760)	(1,420,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	26,557	2,998
Depreciation and amortization	25,772	30,872
Foreign exchange loss (gain)	(7,424)	4,430
Gain on settlement of debt	(11,503)	(497)
Non-cash interest expense	–	10,000
Stock-based compensation	197,703	49,991
Changes in operating assets and liabilities:
Amounts receivable	(143,676)	(3,795)
Inventory	–	2,500
Prepaid expenses and deposits	(170,772)	5,619
Accounts payable and accrued liabilities	147,298	35,414
Due to related parties	(13,430)	(71,031)
Net cash used in operating activities	(1,302,235)	(1,353,630)
Investing activities
Purchase of property and equipment	(48,475)	(36,134)
Investment in intangible assets	(30,333)	–
Restricted cash	–	(28,750)
Net cash used in investing activities	(78,808)	(64,884)
Financing activities

Repayment of capital lease obligations	(7,542)	(7,921)
Repayment of loan payable	(101,809)	(55,120)
Proceeds from issuance of convertible debentures	192,000	–
Proceeds from issuance of common stock and subscriptions received	2,204,893	1,291,342

Net cash provided by financing activities	2,287,542	1,228,301
Change in cash	906,499	(190,213)
Cash, beginning of period	25,387	215,600
Cash, end of period	931,886	25,387

Non-cash investing and financing activities:
Property and equipment financed under capital lease	–	42,543
Common stock issued to relieve common stock subscribed	43,000	–
Loan payable settled through shares issuable	9,019	–
Common stock issued for pre-paid asset	360,000	–
Debt discount on beneficial conversion feature	192,000	–
Common stock subscriptions transferred to loans payable	–	50,000

Supplemental disclosures:
Interest paid	9,098	56,979
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. The Company is in the business of developing and providing energy alternatives. The Company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry and the general public.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2014, the Company has accumulated losses of $9,314,295 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Significant Accounting Policies

	(a)	Basis of Presentation/Principles of Consolidation

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets and intangible assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk.

	(e)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3 years straight-line basis
Computer equipment	3 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

(f)	Intangible Assets

Intangible assets consist of patents and are stated at cost and have a definite life. Intangible assets are amortized over their estimated useful lives. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
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

As of May 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2014. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2014 and 2013, there were no charges for interest or penalties.

	(j)	Technology Development Revenue Recognition

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
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

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2014, the Company had 10,904,755 (2013 – 10,329,619) dilutive potential shares outstanding.

	(o)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	(p)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10,

Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

			May 31,	May 31,
			2014	2013
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer	5,341	2,520	2,821	3,080
Research equipment	108,964	57,934	51,030	10,533
Vehicles under capital lease	68,340	30,482	37,858	57,158

	182,645	88,416	94,231	70,771

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

5.	Intangible Assets

			May 31,	May 31,
			2014	2013
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Patents	30,033	786	29,547	-

Estimated amortization expense for the next 5 years:

$
For year ended May 31, 2015	2,078
For year ended May 31, 2016	2,078
For year ended May 31, 2017	2,078
For year ended May 31, 2018	2,078
For year ended May 31, 2019	2,078

6.	Related Party Transactions

	(a)	During the year ended May 31, 2014, the Company incurred management fees of $128,917 (2013 - $95,098) and rent of $13,500 (2012 - $Nil) to the President of the Company.

	(b)	During the year ended May 31, 2014, the Company incurred management fees of $55,546 (2013 - $58,988) to the spouse of the President of the Company.

	(c)	During the year ended May 31, 2014, the Company incurred research and development fees of $65,121 (2013 - $50,000 management fees) to a director of the Company.

(d)

As at May 31, 2014, the Company owes a total of $124,857 (May 31, 2013 - $138,526) to the President of the Company and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(e)	As at May 31, 2014, the Company owes $13,619 (May 31, 2013 - $11,515) to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

	(f)	As at May 31, 2014, the Company owes $21,518 (May 31, 2013 - $23,383) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

	(a)	As at May 31, 2014, the amount of $58,251 (Cdn$63,300) (May 31, 2013 - $61,053 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

During the year ended May 31, 2014, the $5,000 of loans payable and $4,019 of accrued interest was converted by a lender. At May 31, 2014, $9,019 is included in common stock subscribed. As at May 31, 2013, $5,000 was owed to a non-related party and $3,723 which was included in accounts payable and accrued liabilities.

(c)

As at May 31, 2014, the amount of $Nil (Cdn$Nil) (May 31, 2013 – $9,838 (Cdn$10,200)) was owed to a non-related party, which is non-interest bearing, unsecured, and due on demand. The entire amount was repaid during the year ended May 31, 2014.

	(d)	As at May 31, 2014, the amount of $17,500 (May 31, 2013 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(e)	As at May 31, 2014, the amount of $15,000 (May 31, 2013 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(f)	As at May 31, 2014, the amount of $17,387 (Cdn$18,895) (May 31, 2013 – $18,884 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(g)

As at May 31, 2014, the amounts of $7,500 and $34,048 (Cdn$37,000) (May 31, 2013 - $7,500 and $35,027, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

7.	Loans Payable (continued)

(h)

On January 19, 2012, the Company entered into a settlement agreement to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. As at May 31, 2013, $60,281 (Cdn$62,500) was owed, of which $31,346 (Cdn$30,000)) was due over the next twelve months. On April 3, 2014, the Company settled the remaining debt outstanding by paying the debt holder a lump sum of $30,000. The Company recorded a gain on settlement of debt of $11,503.

	(i)	As at May 31, 2014, the amount of $4,490 (May 31, 2013 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

8.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2014:

Year ending May 31:	$
2015	11,608
2016	20,885

Net minimum lease payments	32,493
Less: amount representing interest payments	(4,391)

Present value of net minimum lease payments	28,102
Less: current portion	(8,246)

Long-term portion	19,856

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

9.	Convertible Debentures

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

In accordance with ASC 470-20, the Company allocated the proceeds of issuance between the convertible debt and the detachable share purchase warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the share purchase warrants of $45,930 as additional paid-in capital and an equivalent discount against the convertible debentures. The Company had recorded accretion expense of $45,930, increasing the carrying value of the convertible debentures to $250,000.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

9.	Convertible Debentures (continued)

On July 18, 2012, the Company entered into a settlement agreement with the $150,000 debenture holder. Pursuant to the settlement agreement, the lender agreed to extend the due date until April 11, 2013 and the Company agreed to pay $43,890 of accrued interest within five days of the agreement (paid), pay the accruing interest on a monthly basis (paid), and pay a $10,000 premium in addition to the $150,000 principal outstanding on April 11, 2013. On April 29, 2013, the Company entered into an amended settlement agreement whereby the lender agreed to extend the due date to September 15, 2013 and the Company agreed to pay $6,836 of interest for the period from April 1 to September 15, 2013 upon execution of the agreement (paid) and granted the lender 100,000 stock options exercisable at $0.12 per share for a period of two years.

On November 15, 2013, the Company entered into a second settlement agreement amendment. Pursuant to the second amendment, on November 15, 2013, the Company agreed to pay interest of $4,438 (paid) and commencing February 1, 2014, the Company would make monthly payments of $10,000 on the outstanding principal and interest.

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at May 31, 2014, the carrying value of the convertible promissory note was $2,465.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at May 31, 2014, the carrying value of the convertible promissory note was $4,318.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at May 31, 2014, the carrying value of the convertible promissory note was $4,082.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2014, the carrying value of the convertible promissory note was $4,230.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

9.	Convertible Debentures (continued)

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2014, the carrying value of the convertible promissory note was $1,543.

10.	Common Stock

(a)

As at May 31, 2014, the Company had received proceeds of $100,000 at $0.30 per unit for subscriptions for 333,333 units. Each unit will consist of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.80 per common share for a period of three years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the- Counter Bulletin Board at a price at or above $1.60 per share for seven consecutive trading days. The units were issued on July 11, 2014.

(b)

At May 31, 2014, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

	(c)	At May 31, 2014, the Company had received proceeds of $32,625 for subscriptions for 140,500 shares of common stock upon the exercise of warrants.

(d)

As at May 31, 2014 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(e)

As at May 31, 2014, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(f)

As at May 31, 2014, the Company recorded the fair value of 500,000 shares issuable of $270,000 as $5 of subscriptions receivable and $269,995 as additional paid in capital. As at May 31, 2014, the Company had recorded $38,096 of consulting fees and $231,904 as prepaid expenses.

	(g)	At May 31, 2014, the conversion of $5,000 of loans payable and $4,019 of accrued interest by a lender was included in common stock subscribed.

Stock transactions during the year ended May 31, 2014:

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

10.	Common Stock (continued)

(k)

On February 11, 2014, the Company issued 100,000 units at $0.17 per unit for proceeds of $17,000 of which $17,000 was included in common stock subscribed as at May 31, 2013. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.40 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.60 per share for seven consecutive trading days.

(l)

On February 18, 2014, the Company issued 1,205,500 units at $0.08 per unit for proceeds of $96,440. On April 3, 2014, the Company issued an additional 26,000 units for proceeds of $2,080 for shares that were omitted from the original issuance in error. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.15 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(m)

On February 18, 2014, the Company issued 400,000 units at $0.10 per unit for proceeds of $40,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(n)

On March 1, 2014, the Company issued 500,000 common shares with a fair value of $0.18 per share to a consultant for consulting services. The Company recognized the fair value of the shares of $90,000 as $22,500 of consulting expenses and $67,500 of prepaid expenses.

(o)

On March 3, 2014, the Company issued 25,000 common shares with a fair value of $0.50 per share to a consultant for consulting services. The Company issued an additional 20,000 shares with a fair value of $0.38 and 20,000 shares with a fair value of $0.70 per share to the same consultant on May 9, 2014 and May 16, 2014, respectively The Company recognized the total fair value of the shares issued to the consultant of $34,100 as consulting expenses.

(p)

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

(q)

On March 18, 2014, the Company issued 685,000 units at $0.20 per unit for proceeds of $137,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.40 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.80 per share for seven consecutive trading days. At May 31, 2014, $1,791 of proceeds was receivable.

	(r)	On April 3, 2014, the Company issued 3,777,958 shares of common stock upon the exercise of warrants for proceeds of $711,442.

(s)

On April 10, 2014, the Company issued 4,075,000 units at $0.20 per unit for proceeds of $815,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.37 per share of common stock for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $2.50 per share for seven consecutive trading days.

	(t)	On April 18, 2014, the Company issued 410,000 shares of common stock upon the exercise of warrants for proceeds of $71,500.

	(u)	On April 30, 2014, the Company issued 100,000 shares of common stock upon the exercise of stock options at $0.12 per share for proceeds of $12,000.

Stock transactions during the year ended May 31, 2013:

(a)	As at May 31, 2013, the Company had received proceeds of $43,000 for subscriptions for 100,000 units at $0.17 and 325,000 units at $0.08 per unit. Refer to Note 14(b).

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

10.	Common Stock (continued)

(b)

As at May 31, 2013, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cnd$67,000), which is included in common stock subscribed net of the non-controlling interest portion of $7,231.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, May 31, 2012	7,745,992	0.20

Issued	6,221,569	0.21
Expired	(4,562,942)	0.20

Balance, May 31, 2013	9,404,619	0.21

Issued	7,784,791	0.30
Exercised	(4,187,958)	0.19
Expired	(3,183,050)	0.20

Balance, May 31, 2014	9,818,402	0.29

As at May 31, 2014, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

1,550,000	0.15	September 11, 2014
100,000	0.15	September 23, 2014
1,909,334	0.20	December 11, 2014
740,568	0.40	March 18, 2015
31,000	0.40	May 30, 2015
64,000	0.20	February 11, 2016
50,000	0.40	February 11, 2016
613,500	0.15	February 18, 2016
685,000	0.40	March 18, 2016
4,075,000	0.37	April 10, 2019

9,818,402

12.	Stock Options

On July 1, 2013, the Company granted 300,000 stock options exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the options of $38,200 as consulting fees.

On April 28, 2016, the Company granted 175,000 stock options exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the options of $64,800 as consulting fees.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2012	1,300,000	0.10
Granted	500,000	0.10
Exercised	(450,000)	0.04
Expired	(750,000)	0.25
Forfeited	(200,000)	0.10

Outstanding, May 31, 2013	400,000	0.10
Granted	475,000	0.20
Exercised	(100,000)	0.12
Expired	(100,000)	0.06
Outstanding and exercisable, May 31, 2014	675,000	0.17	1.25	323,750

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

12.	Stock Options (continued)

Additional information regarding stock options as of May 31, 2014 is as follows:

	Exercise
Number of	price
options	$	Expiry date

200,000	0.10	May 7, 2015
300,000	0.20	July 1, 2015
175,000	0.20	April 28, 2015

675,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	May 31, 2014	May 31, 2013

Risk-free Interest rate	0.33%	0.27%
Expected life (in years)	2.0	2.0
Expected volatility	194%	179%

During the year ended May 31, 2014, the Company recorded stock-based compensation of $103,000 (2013 - $62,892) for stock options granted.

The weighted average fair value of the stock options granted for the year ended May 31, 2014, was $0.22 (2013 - $0.15) per option.

13.	Commitments and Contingencies

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

13.	Commitments and Contingencies (continued)

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

(e)

On March 1, 2014, the Company entered into an agreement with a consultant who will perform services for $7,250 a month for a period of one year. In addition the Company issued 25,000 shares of the Company’s common stock upon the execution of the agreement and an additional 20,000 shares of the Company’s common stock per month for the following 11 months. Refer to Note 14(d).

(f)

On March 1, 2014, the Company entered into an agreement with a consultant who will perform public relations services for €$3,500 a month for a period of one year. In addition, the Company issued 500,000 shares of common stock upon execution of the agreement.

(g)

On March 25, 2014, the Company entered into an agreement with a research and development firm who will design, engineer, and build an ERC Energy Demonstration unit for an estimated Cdn$360,000 over a period of approximately 24 weeks. The Company paid the initial deposit of Cdn$190,000, which will be applied to the last two invoices of the project.

(h)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month. In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of May 31, 2014:

Year ending May 31:	$
2015	40,850
2016	43,319
2017	2,469
86,638

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2014
(Expressed in U.S. dollars)

14.	Income Taxes

The Company has net operating losses carried forward of $8,461,305 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to Canadian and United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
	$	$
Income tax recovery at statutory rate	(459,938)	(482,845)
Permanent differences and other	58,557	18,017
Valuation allowance change	401,381	464,828
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2014 and 2013 are as follows:

	2014	2013
	$	$
Net operating losses carried forward	2,896,138	2,494,757
Valuation allowance	(2,896,138)	(2,494,757)
Net deferred income tax asset	–	–

15.	Subsequent Events

(a)

On June 4, 2014, the Company issued 333,333 units at $0.30 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.80 per common share for a period of three years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $1.60 per share for seven consecutive trading days. Refer to Note 9(a).

	(b)	On June 4, 2014, the Company issued 240,000 shares for proceeds of $61,625 upon the exercise of warrants.

(c)

On July 11, 2014, the Company issued 200,000 units at $0.30 per unit for proceeds of $60,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.80 per common share for a period of three years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $1.60 per share for seven consecutive trading days.

	(d)	On July 21, 2014, the Company issued 40,000 common shares pursuant to the consulting agreement described in Note 12(f).

(e)

On July 17, 2014, the Company entered into consulting agreements with two consultants. Pursuant to the agreements, the Company will grant to each of the consultants, 100,000 stock options to acquire 100,000 shares of the Company at $0.30 per share for two years in consideration for two years of consulting services. The options vest 25% every six months period following the date of the agreements.

(f)
On August 22, 2014 the Company entered into an agreement with one consultant to procure investor relations services. Pursuant to the agreement the Company paid cash of $3,500 and issued 12,000 shares of common stock to the consultant at $0.35 per share for an aggregate subscription value of $3,000.

	(g)	On August 25. 2014 the Company issued 150,000 common shares to a director of the Company in exercise of options at an exercise price of $0.02 per share for an aggregate proceeds of $3,000.

(h)

On September 9, 2014, the Company entered into a consulting agreement with a two month term with a consultant. Pursuant to the agreement the Company will pay $5,000 cash and issue 12,500 of the Company’s common shares each month.

Item 9.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 30, 2014, Saturna Group Chartered Accountants LLP (“Saturna Group”) provided notice that they were resigning their services as our company’s independent registered public accounting firm due to mandatory partner rotation requirements.

The reports of Saturna Group on our company’s financial statements as of and for the fiscal year ended May 31, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms.

Through the interim periods (subsequent to our year ended May 31, 2013) to July 30, 2014 (the date of change in accountants), there have been no disagreements with Saturna Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Saturna Group, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

On July 30, 2014, our company engaged Sadler, Gibb & Associates, L.L.C., Certified Public Accountants as our new independent registered public accounting firm. During the two most recent fiscal years and through July 30, 2014, our company had not consulted with Sadler, Gibb & Associates, L.L.C. regarding any of the following: (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company: (a) a written report, or (b) oral advice was provided that Sadler, Gibb & Associates, L.L.C. concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or (iii) any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, our company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that our company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sadler, Gibb & Associates L.L.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2014.

Changes in Internal Control

During the quarter ended May 31, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	42	January 22, 2007
Jonathan Michael Boughen	Director	53	February 28, 2011
Patrick Dodd	Chief Technology Officer and Director	26	May 7, 2013

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

Professor Emeritus Colin Oloman, P. Eng.

Professor Emeritus Colin Oloman has been a member of our Scientific Advisory Board since November 2, 2007.

As the inventor of Mantra’s ERC and MRFC technologies, Professor Emeritus Colin Oloman and his work make up the heart of Mantra Energy. Integral as the leader of the Scientific Advisory Board, Professor Oloman has held similar positions as a consultant in the research and development of a variety of electrochemical processes. His notable accomplishments include developing Canada’s first pilot plant for the scrubbing of hydrogen sulfide from pulp mill recovery furnace flue gas from 1965 to 1967, co-inventing and developing the Electro-LuberTM system to start-up in 1982, and designing, engineering, installing and operating a 20 kW, 10-cell perforated bipolar electrochemical reactor for the production of alkaline peroxide in 1984.

Professor Oloman has published three books and over 45 reports in various industry journals, and is the inventor or co-inventor of over 20 US and international patents. He is a member of the Chemical Engineering Society of Canada and The Electrochemical Society.

Professor Plamen Atanassov, Distinguished Professor (UNM)

Professor Plamen Atanassov is the Founding Director of UNM’s Center for Emerging Energy Technologies and a Distinguished Professor at the Department of Chemical and Biological Engineering. He obtained his Ph.D. from the Bulgarian Academy of Sciences in Physical Chemistry and Electrochemistry in 1995 and since then has been heavily involved in applied electrochemistry and the development of fuel cell electrocatalysts. This work has primarily taken place at UNM, where Professor Atanassov has been successful in partnering with such companies as Daihatsu, Ballard, and CFD Research Corp., but also includes being a project leader in electrocatalyst development at Superior MicroPowders LLC (now Cabot Corp.).

Professor Atanassov’s current research is focused, among other things, on the development of non-platinum and platinum group metal catalysts. Funding from the US Department of Defense (DOD) and Department of Energy (DOE) supports his work. Professor Atanassov has ongoing research collaborations with many universities in several countries, including a number of US National Laboratories, and has published some 220 peer-reviewed journal articles. He holds more than 30 US and international patents.

Alexey Serov, Ph.D., Research Assistant Professor (UNM)

Dr. Alexey Serov (Ph.D.) is a Research Assistant Professor at UNM’s Center for Emerging Energy Technologies. After graduating with an Honor Diploma and Gold Medal from the Chemistry Department of Moscow State University, he worked for five years as a researcher in that institution’s Division of Inorganic Chemistry. He then worked as a Senior Researcher at the Samsung SDI R&D Center in the Republic of Korea, for which he was awarded “Best Foreign Researcher”, before obtaining his Ph.D. from the Paul Scherrer Institute and University of Bern with a focus on the chemical properties of Super Heavy Elements and their homologues.

Dr. Serov’s current research at UNM is directly related to that of Professor Atanassov, and is focused on the synthesis of multicomponent inorganic materials and catalysts by conventional and advanced solution, solid state and ultra-sonic techniques, and the synthesis and characterization of nano-crystalline catalysts for energy storage and conversion applications. He has published nearly 30 peer-reviewed journal papers on electrocatalysis, and is named on dozens of issued US and international patents.

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

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee is governed by an Audit Committee Charter adopted by our board of directors.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with except as noted below.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Larry Kristof(1)	1	1	1
Jonathan Michael Boughen	0	0	0
Patrick Dodd	0	0	0

(1)

Mr. Kristof has not filed a requisite Form 4 – Statement of Changes of Beneficial Ownership of Securities. The failure to file the form is the result of administrative delays. The transaction for which the Form 4 must be filed represents less than 1% of our issued and outstanding securities and does not materially impact the number of shares beneficially owned by Mr. Kristof.

Item 11.        Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Larry Kristof(1) President. Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2014 2013	128,917 95,098	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 95,098
Tommy David Unger(2) Former VP Corporate Finance and Director	2014 2013	N/A 50,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 50,000

(1)	Larry Kristof was appointed president, chief executive officer, secretary and treasurer on January 22, 2007 and was appointed chief financial officer on January 18, 2011.

(2)

Tommy David Unger was appointed a director of our company on February 20, 2012 and as vice president corporate finance on April 3, 2012. Mr. Unger resigned from all positions on May 7, 2013, effective April 8, 2013.

Stock Option Plan

On November 24, 2009, we registered a 2009 Stock Compensation Plan and a 2009 Stock Option Plan which permits our company to grant up to an aggregate of 3,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors during the fiscal year ended May 31, 2014.

Management Compensation Narrative

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

The following table sets forth a summary of the compensation paid to our non-employee directors in our fiscal year ended May 31, 2014:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Kristof	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jonathan Michael Boughen	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Patrick Dodd	Nil	Nil	Nil	Nil	Nil	Nil	Nil

On May 7, 2013, we entered into a director agreement with Patrick Dodd. As compensation under the director agreement, our company granted stock options to Mr. Dodd to purchase up to 200,000 shares of our common stock at a price of $0.10 per share. The stock options shall terminate for exercise the earlier of May 7, 2015 or 180 calendar days after resignation of Mr. Dodd as director, in which case, 100,000 stock options shall remain available to Mr. Dodd at an exercise price of US$0.10 until November 7, 2015. On March 1, 2014, we amended this agreement which granted Mr. Dodd options to purchase 150,000 common shares of our company at $0.02 per common share. On August 25, 2014, Mr. Dodd notified us and provided payment for the exercise of the options.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 12, 2014 the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the rules of the Securities and Exchange Commission, more than one person may be deemed to be a beneficial owner of the same security, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 70,692,692 issued and outstanding shares of our common stock as of September 12, 2014.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Larry Kristof(2) #4 2119 152nd Street Surrey BC V4A 4N7	Common Shares	13,250,000 (3)	18.74%
Jonathan Michael Boughen(4) 1765 Amble Greene Drive Surrey BC V4A7J1	Common Shares	62,500	*
Patrick Dodd(5) #312 – 1617 Gravely Street Vancouver BC V5L 3A8	Common Shares	150,000	*
All Officers and Directors as a Group		13,462,500	19.04%

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 12, 2014. As of September 12, 2014, there were 70,692,692 shares of our company’s common stock issued and outstanding.

(2)	Larry Kristof is our president, chief executive officer, chief financial officer, secretary, treasurer and a director of our company.
(3)	Includes:
	a)	13,250,000 common shares held by 0770987 BC Ltd.; and
	b)	Mr. Kristof has sole voting and investment control over 0770987 BC Ltd.
(4)	Jonathan Michael Boughen is a director of our company.
(5)	Patrick Dodd is a director of our company.

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years:

(a)	During the year ended May 31, 2014, our company incurred management fees of $128,917 (2013 - $95,098) and rent of $13,500 (2012 - $Nil) to the President of the Company.

(b)	During the year ended May 31, 2014, our company incurred management fees of $55,546 (2013 - $58,988) to the spouse of the President of the Company.

(c)	During the year ended May 31, 2014, our company incurred research and development fees of $65,121 (2013 - $50,000 management fees) to a director of the Company.

(d)

As at May 31, 2014, our company owes a total of $124,857 (May 31, 2013 - $138,526) to the president of our Company and a company controlled by the President of our Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at May 31, 2014, our company owes $13,619 (May 31, 2013 - $11,515) to the spouse of the president of our ompanyompany which is non-interest bearing, unsecured, and due on demand.

(f)	As at May 31, 2014, our company owes $21,518 (May 31, 2013 - $23,383) to an officer and a director of ourompany, which is non-interest bearing, unsecured, and due on demand.

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

Item 14.        Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2014 and for fiscal year ended May 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	Sadler, Gibb 2014	Saturna Group 2014	Saturna Group 2013
Audit Fees	$23,000	CDN$15,200	CDN$35,500
Audit Related Fees	Nil	Nil	Nil
Tax Fees	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil
Total	$23,000	CDN$15,200	CAN$35,500

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

(3)	Articles of Incorporation, Bylaws

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

(10)	Material Contracts

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.4	Service Contract with PowerTech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)

Exhibit
Number	Exhibit Description

10.5	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)

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

10.17	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)

10.18	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2014)

10.19	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.20	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2014)

10.21	Australian Patent Notice of Acceptance (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2013)

10.22	Agreement between our company and Green Baron Ventures Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 28, 2014)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

Exhibit
Number	Exhibit Description

(21)	List of Subsidiaries

21.1	Carbon Commodity Corporation (wholly owned)

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

MANTRA VENTURE GROUP LTD.

Date: September 15, 2014	By:	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2014	By:	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: September 15, 2014	By:	/s/ Jonathan Boughen
Jonathan Boughen
Director

Date: September 15, 2014	By:	/s/ Patrick Dodd
Patrick Dodd
Director