Form 10-Q
period 2014-11-30
Mantra Venture Group Ltd.
filed 2015-01-20
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [ X ].

As of January 15, 2015, there were 70,877,692 shares of registrant’s common stock outstanding.

MANTRA VENTURE GROUP LTD.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
Consolidated balance sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2014	2014
	$	$
	(unaudited)
ASSETS

Current assets

Cash	67,329	931,886
Amounts receivable	16,227	163,591
Prepaid expenses and deposits	406,327	504,697
Total current assets	489,883	1,600,174

Restricted cash	26,605	27,374
Property and equipment	96,055	94,231
Intangible assets	53,676	29,547
Total assets	666,219	1,751,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	613,644	715,053
Due to related parties	74,007	159,994
Loans payable	198,857	204,176
Obligations under capital lease	14,717	8,246
Convertible debentures (net of discount of $132,910)	147,795	164,660
Total current liabilities	1,049,020	1,252,129

Obligations under capital lease	8,233	19,856
Convertible debentures (net of discount of $20,622)	9,378	16,640
Total liabilities	1,066,631	1,288,625

Stockholders’ equity (deficit)

Mantra Venture Group Ltd. stockholders’ equity (deficit)
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 70,877,692 (May 31, 2014 – 69,157,322) shares	710	692
Additional paid-in capital	10,263,957	9,679,880
Subscriptions receivable	–	(1,791)
Common stock subscribed	94,742	216,391
Accumulated deficit	(10,600,560)	(9,314,295)
Total Mantra Venture Group Ltd. stockholders’ equity (deficit)	(241,151)	580,877
Non-controlling interest	(159,261)	(118,176)
Total stockholders’ equity (deficit)	(400,412)	462,701
Total liabilities and stockholders’ equity (deficit)	666,219	1,751,326

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	22,566	148,404	77,796	148,404

Operating expenses

Business development	5,708	8,662	15,933	8,662
Consulting and advisory	123,190	56,244	259,584	96,944
Depreciation and amortization	10,066	5,134	20,050	12,658
Foreign exchange gain	(24,442)	(4,119)	(46,988)	(17,819)
General and administrative	22,632	15,417	83,999	24,941
License fees	45,941	40,000	45,941	40,000
Management fees	56,541	46,427	115,999	92,948
Professional fees	72,709	50,149	69,766	80,786
Public listing costs	18,012	6,046	31,067	7,115
Rent	15,561	13,270	33,545	23,919
Research and development	224,974	55,931	567,409	142,603
Shareholder communications and awareness	–	7,142	–	7,382
Supplies	17,077	20,081	17,077	20,081
Travel and promotion	65,496	32,450	133,717	50,908
Wages and benefits	7,091	14,236	20,008	14,236

Total operating expenses	660,556	367,070	1,367,107	605,364

Loss before other income (expense)	(637,990)	(218,666)	(1,289,311)	(456,960)

Other income (expense)

Accretion of discounts on convertible debentures	(13,379)	–	(21,828)	(9,014)
Gain on settlement of debt	1,759		1,759
Interest expense	(8,685)	(16,373)	(17,970)	(29,881)

Total other income (expense)	(20,305)	(16,373)	(38,039)	(38,895)

Net loss for the period	(658,295)	(235,039)	(1,327,350)	(495,855)

Less: net loss attributable to the non-controlling interest	24,389	11,847	41,085	24,900

Net loss attributable to Mantra Venture Group Ltd.	(633,906)	(223,192)	(1,286,265)	(470,955)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.01)	–	(0.02)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	70,757,637	57,097,864	70,555,245	56,637,637

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2013
	$	$

Operating activities
Net loss	(1,327,350)	(495,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	21,828	9,014
Depreciation and amortization	20,050	12,658
Foreign exchange gain	(3,982)	(3,544)
Gain on settlement of debt	(1,759)	–
Stock-based compensation	290,450	38,200
Changes in operating assets and liabilities:
Amounts receivable	147,364	(45,050)
Prepaid expenses and deposits	98,370	(22,524)
Accounts payable and accrued liabilities	(99,650)	180,491
Due to related parties	(85,987)	(15,657)
Net cash used in operating activities	(940,666)	(342,267)
Investing activities
Purchase of property and equipment	(20,549)	(1,481)
Investment in intangible assets	(25,454)	–
Net cash used in investing activities	(46,003)	(1,481)
Financing activities
Bank overdraft	–	2,496
Repayment of capital lease obligations	(5,719)	(3,637)
Repayment of loans payable	(45,956)	(12,025)
Proceeds from issuance of convertible debentures	–	162,000
Proceeds from issuance of common stock and subscriptions received	173,787	169,527

Net cash provided by financing activities	122,112	318,361
Change in cash	(864,557)	(25,387)
Cash, beginning of period	931,886	25,387
Cash, end of period	67,329	–

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	112,625	–
Common stock issued to settle debt	9,019	–

Supplemental disclosures:
Interest paid	6,023	6,918
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at November 30, 2014, the Company has accumulated losses of $10,600,560. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

			November 30,	May 31,
			2014	2014
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Furniture and equipment	2,496	208	2,288	–
Computer	5,341	3,715	1,626	2,821
Research equipment	127,019	63,866	63,153	51,030
Vehicles under capital lease	68,340	39,352	28,988	40,380
	203,196	107,141	96,055	94,231

5.	Intangible Assets

			November 30,	May 31,
			2014	2014
		Accumulated	Net carrying	Net carrying
	Cost	amortization	value	value
	$	$	$	$
Patents	55,789	2,113	53,676	29,547

Estimated Amortization Expense:

$
For year ended May 31, 2015	1,503
For year ended May 31, 2016	3,006
For year ended May 31, 2017	3,006
For year ended May 31, 2018	3,006
For year ended May 31, 2019	3,006

6.	Related Party Transactions

(a)	During the six months ended November 30, 2014, the Company incurred management fees of $86,815 (2013 - $61,930) and rent of $Nil (2013 - $9,000) to the President of the Company.

(b)	During the six months ended November 30, 2014, the Company incurred management fees of $29,183 (2013 - $30,965) to the spouse of the President of the Company.

(c)	During the six months ended November 30, 2014, the Company incurred research and development fees of $39,503 (2013 - $29,065) to a director of the Company.

(d)

As at November 30, 2014, the Company owes a total of $53,532 (May 31, 2014 - $138,476) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

6.	Related Party Transactions (continued)

	(e)	As at November 30, 2014, the Company owes $20,475 (May 31, 2014- $21,518) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

	(a)	As at November 30, 2014, the amount of $55,425 (Cdn$63,300) (May 31, 2014 - $58,251 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at November 30, 2014, the amount of $17,500 (May 31, 2014 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(c)	As at November 30, 2014, the amount of $15,000 (May 31, 2014 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(d)	As at November 30, 2014, the amount of $16,544 (Cdn$18,895) (May 31, 2014 – $17,387 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at November 30, 2014, the amounts of $7,500 and $32,398 (Cdn$37,000) (May 31, 2014 - $7,500 and $34,048, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

	(f)	As at November 30, 2014, the amount of $4,490 (May 31, 2013- $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2014:

Year ending May 31:	$
2015	5,523
2016	19,873
Net minimum lease payments	25,396
Less: amount representing interest payments	(2,446)
Present value of net minimum lease payments	22,950
Less: current portion	(14,717)

Long-term portion	8,233

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014, the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the six months ended November 30, 2014, the Company repaid $45,956 decreasing the carrying value to $68,705.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

9.	Convertible Debentures (continued)

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at November 30, 2014, the carrying value of the convertible promissory note was $4,391.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at November 30, 2014, the carrying value of the convertible promissory note was $11,950.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at November 30, 2014, the carrying value of the convertible promissory note was $12,749.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at November 30, 2014, the carrying value of the convertible promissory note was $6,334.

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at November 30, 2014, the carrying value of the convertible promissory note was $3,044.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

10.	Common Stock

(a)

At November 30, 2014, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)

As at November 30, 2014 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(c)

As at November 30, 2014, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

	(d)	At November 30, 2014, the Company had received subscriptions for 50,000 shares of common stock at $0.40 per share for proceeds of $20,000, which is included in common stock subscribed.

Stock transactions during the six months ended November 30, 2014:

(e)

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

(f)	On June 4, 2014, the Company issued 240,000 shares for proceeds of $61,625 upon the exercise of warrants. At May 31, 2014, the proceeds of $32,625 were included in common stock subscribed.

(g)

On June 4, 2014, the Company issued 500,000 shares with a fair value of $270,000 to a consultant for services. As at May 31, 2014, the Company recorded the fair value of the 500,000 shares issuable of $270,000 as $5 of subscriptions receivable and $269,995 as additional paid in capital.

(h)

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

(i)	On June 30, and July 17, 2014, the Company issued 40,000 common shares with a fair value of $20,000 pursuant to the consulting agreement described in Note 13(d).

(j)

On July 10, 2014, the Company issued 60,037 common shares for the conversion of $5,000 of loans payable and $4,019 of accrued interest by a lender. At May 31, 2014, the shares were was included in common stock subscribed.

(k)

On August 22, 2014 the Company entered into an agreement with one consultant to procure investor relations services. Pursuant to the agreement the Company issued 12,000 shares of common stock to the consultant with a fair value of $5,880.

(l)	On August 25, 2014 the Company issued 150,000 common shares to a director of the Company in exercise of options at an exercise price of $0.02 per share for aggregate proceeds of $3,000.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

10.	Common Stock (continued)

(m)

On September 9, 2014, the Company entered into a consulting agreement with a two month term with a consultant. Pursuant to the agreement, the Company issued 12,500 common shares with a fair value of $6,375 on September 15, 2014 and 12,500 common shares with a fair value of $5,000 on October 15, 2014.

(n)

On October 15, 2014, the Company entered into a consulting agreement with a consultant. Pursuant to the agreement, the Company issued 10,000 common shares with a fair value of $4,500 on October 15, 2014.

(o)

On November 5, 2014, the Company issued 150,000 units at $0.40 per unit for proceeds of $60,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.60 per common share for a period of two years or 30 business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.90 per share for five consecutive trading days.

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted average
	Number of	exercise price
	warrants	$

Balance, May 31, 2014	9,818,402	0.29

Issued	683,333	0.76
Exercised	(240,000)	0.26
Expired	(5,503,402)	0.23
Balance, November 30, 2014	4,758,333	0.43

As at November 30, 2014, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date

4,075,000	0.37	April 10, 2019
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
150,000	0.60	November 18, 2016
4,758,333

12.	Stock Options

On June 1, 2014, the Company granted 150,000 stock options exercisable at $0.02 per share for a period of two years to a director. The Company recorded the fair value of the options of $94,600 as research and development fees.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

12.	Stock Options (continued)

On November 1, 2014, the Company granted 100,000 stock options each to two employees. The options are exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the options of $55,600 as research and development fees.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2014	675,000	0.17
Granted	750,000	0.16
Exercised	(150,000)	0.20
Outstanding, November 30, 2014	1,275,000	0.18	1.22	93,750
Exercisable, November 30, 2014	1,075,000	0.16	1.14	93,750

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at May 31, 2014	–	–
Granted	750,000	0.42
Vested	(550,000)	0.43

Non-vested at November 30, 2014	200,000	0.12

As at November 30, 2014, there was $15,216 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.63 years.

Additional information regarding stock options as of November 30, 2014 is as follows:

	Exercise
Number of	price
options	$	Expiry date
200,000	0.10	May 7, 2015
300,000	0.20	July 1, 2015
175,000	0.20	April 28, 2015
200,000	0.30	July 17, 2016
200,000	0.10	August 1, 2016
200,000	0.20	November 1, 2016
1,275,000

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

12.	Stock Options (continued)

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	November 30,	November 30,
	2014	2013
Risk-free Interest rate	0.48%	0.34%
Expected life (in years)	1.97	2.0
Expected volatility	111%	169%

During the six month period ended November 30, 2014, the Company recorded stock-based compensation of $248,690 (2013 - $38,200) for stock options granted.

The weighted average fair value of the stock options granted for the six month period ended November 30, 2014, was $0.42 (2013 - $0.13) per option.

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

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000(accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014	Cdn$50,000 (accrued)
and each successive anniversary

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
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

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

(c)

On October 10 and October 17, 2013, the Company’s subsidiary entered into two employment agreements. Pursuant to the agreements, the two employees will perform services for a term of one year for base remuneration of $65,000 per annum with an increase to $70,000 per annum. The agreements are subject to receipt of an Industrial Research & Development Fellowship from the Natural Sciences and Engineering Research Council of Canada (“NSERC”) grant (received on August 1, 2014). In addition, the Company granted to each employee 100,000 stock options exercisable at a price of $0.10 per share. These options are non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements. On November 1, 2014, one of the employees entered into a revised employment agreement (Note 13(h)) and on November 30, 2014, the other employee left the Company.

(d)

On March 1, 2014, the Company entered into an agreement with a consultant who will perform services for $7,250 a month for a period of one year. In addition, the Company issued 25,000 shares of common stock upon the execution of the agreement and must issue an additional 20,000 shares of common stock per month for the following 11 months. During the six months ended November 30, 2014, the agreement was terminated. Refer to Note 10(i).

(e)

On March 1, 2014, the Company entered into an agreement with a consultant who will perform public relations services for $3,500 a month for a period of one year. In addition, the Company issued 500,000 shares of common stock upon execution of the agreement.

(f)

On March 25, 2014, the Company entered into an agreement with a research and development firm who will design, engineer, and build an ERC Energy Demonstration unit for an estimated Cdn$360,000 over a period of approximately 24 weeks. The Company paid the initial deposit of Cdn$190,000, which will be applied to the last two invoices of the project.

(g)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month. In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of November 30, 2014:

Period ending November 30:	$
2015	41,219
2016	22,959
64,178

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

13.	Commitments and Contingencies (continued)

(h)

On November 1, 2014, the Company’s subsidiary entered into an employment agreement. Pursuant to the agreement, the employee will perform services for a term of one year for base remuneration of $80,000 per annum. In addition, the Company granted to the employee 100,000 stock options exercisable at a price of $0.20 per share. These options are non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements.

(i)

On November 1, 2014, the Company’s subsidiary entered into an employment agreement. Pursuant to the agreement, the employee will perform services for a term of one year for base remuneration of $86,000 per annum. In addition, the Company granted to the employee 100,000 stock options exercisable at a price of $0.20 per share. These options are non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements.

14.	Subsequent Event

On December 9, 2014, the Company granted 200,000 stock options to a director. The options are exercisable at $0.20 per share for a period of two years. The options vest as follows:

50,000 options vest immediately;
50,000 options vest on April 30, 2014;
50,000 options vest on August 31, 2015; and
50,000 options vest on December 31, 2015.

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

Pursuant to the agreement with Alstom, MEA and Alstom will co-operate in one or more research and development projects related to MEA’s ERC technology. Prospective projects will be associated with the development of technologies and processes for the conversion of CO2 to chemical products and the investigation of the feasibility of scale-up and commercialization of these processes.Prior to undertaking any research and development project under the agreement, MEA and Alstom will mutually agree to special terms and conditions governing the purpose, aims and objectives of any such project, including technical descriptions, the designation of work phases and project managers, and the allocation of responsibilities and costs between the parties. The commencement of any work phase for any project will be at the sole discretion of Alstom.

Lafarge Pilot Project and Carbon Dioxide to Alternative Products

The agreement with Alstom will remain valid for the later of five years or the completion of the last active project, and may be extended at any time by the written agreement of both parties. The first joint research and development project under the agreement is the Lafarge pilot project, which plans for the design, construction, and installation of a pilot plant for the conversion of 100 kg/day carbon dioxide to formate, followed by a commercialization scale-up study. Alstom’s contribution to the Lafarge pilot plant project will be approximately Cdn$250,000 for in-kind services. A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. Alstom has contributed approximately $430,750 for Phases 1 and 2 of the alternative products project, and has committed to $180,375 for Phase 3. Alstom's planned, but not committed, contribution is estimated at $35,375 for Phase 4, and the final amount for Phase 5 is yet to be determined. Mantra and Alstom are actively seeking external funding to support the execution of the projects.

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

ERC Development to Date

Since the technology was acquired in 2008, ERC has been developed in several contracted laboratories, including Kemetco Research Inc., Powertech Labs Inc., and Tekion (Canada) Inc. In early 2013, Mantra established its own internal research and development labs and has since built a team of five Ph.D. engineers and four technical support staff to carry out the technology development.

Having improved the product selectivity, energy efficiency, and overall economics of the ERC process at the bench scale, Mantra is currently in the process of designing a pilot plant for the conversion of 100 kg/day of CO2 from industrial emissions into formic acid  and formate salts. This plant will be installed at the site of the Lafarge cement plant in Richmond, British Columbia. It will serve as a technical and economical validation of the industrial process, and will be followed by the development of the first large-scale pre-commercial plant, which will likely be on the scale of converting 10 tonnes/day of CO2.

We anticipate that commercialization of ERC will require us to develop reactors capable of processing not less than 100 tons of CO2 per day; however, there is no guarantee that we will successfully produce reactors of that size. Production of commercially viable ERC reactors will depend on continued research and development, successful testing of pilot-scale ERC reactors, and securing of additional financing.

Applications for Formic Acid and Formate Salts

Formic acid and formate salts have a variety of applications in industry. Formic acid’s uses include in animal feed preservation, leather tanning, textiles production, and industrial cleaning and de-scaling. Formate salts are used as environmentally benign de-icing agents, in oil well drilling, and as heat exchange fluids. Because these chemicals are conventionally produced from natural gas, their displacement with ERC-derived formic acid/formate salts will eliminate CO2 emissions associated with their production and degradation.

Established and Emerging Market for ERC and By-Products:

The technology behind ERC can be applied to any scale commercial venture that outputs CO2 into the atmosphere. We anticipate that, once fully commercialized, we will be able to offer ERC as a CO2 management system to various industries, including steel, power generation and lumber.

The ERC products formic acid and its salts (such as potassium formate) have a market value of greater than $1,000 per pure tonne in North American and European markets, and existing applications include feedstock preservatives, de-icing solutions, and heat transfer fluids, among others. Approximately 720,000 tonnes of formic acid were produced in 2009. The market for formic acid has experienced continual growth and demand over the past several years, mainly attributed to European and developing country demand for formic acid in silage, rising raw materials, energy and logistics costs, as well as animal feed preservative and Asian demand for formic acid in leather, rubber, food and pharmaceutical industries.

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

Results of Operations for the Three Month Periods Ended November 30, 2014 and November 30, 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended November 30, 2014 and 2013, which are included herein.

Our operating results for three month periods ended November 30, 2014 and November 30, 2013 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	November 30, 2014
	Ended	Ended	and
	November 30, 2014	November 30, 2013	November 30, 2013
	($)	($)	($)
Revenue	$22,566	$148,404	$(125,838)
Operating expenses	$660,556	$367,070 $	293,486
Other income (expense)	$(20,305)	$(16,373)	$3,932
Net loss	$(658,295)	$(235,039)	$(423,256)

Revenues

For the three months ended November 30, 2014, we generated $22,566 in revenue compared to revenue of $148,404 generated during the same period in 2013. This is a result of the ending of Phase 2 of the alternative products project, our sole source of revenue, which occurred in September 2014. We anticipate that Phase 3 will begin in January 2015.

Expenses

Our operating expenses for the three month periods ended November 30, 2014 and November 30, 2013 are summarized as follows:

		Three Months Ended
		November 30,	November 30,
		2014	2013
		($)	($)
Business development		$5,708	$8,662
Consulting and advisory		$123,190	$56,244
Depreciation and amortization		$10,666	$5,134
Foreign exchange gain		$(24,442)	$(4,119)
General and administrative		$22,632	$15,417
License fees		$45,941	$40,000
Management fees		$56,541	$46,427
Professional fees		$72,709	$50,149
Public listing costs		$18,012	$6,046
Rent		$15,561	$13,720
Research and development		$224,974	$55,931
Shareholder communications and awareness	$	Nil	$7,142
Supplies		$17,077	$20,081
Travel and promotion		$65,496	$32,450
Wages and benefits		$7,091	$14,236

For the three months ended November 30, 2014, we incurred total operating expenses of $660,556 compared to total operating expenses for the three months ended November 30, 2013 of $367,070. The $293,486 increase in operating expense during 2014 is primarily due to a $169,043 increase in research and development expenses due to hiring additional employees for the execution of Phase 2 of the alternative products project, an increase of $66,946 expenses related to consulting and advisory services as a result of our launching the detailed engineering phase of the Lafarge pilot project and a $33,046 increase in travel and promotion expenses related to attendance at various trade shows in Europe.

Net Loss

For the three months ended November 30, 2014 we incurred a net loss of $658,295 compared to a net loss of $235,039 for the same period in 2013.

Results of Operations for the Six Month Periods Ended November 30, 2014 and November 30, 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the six month period ended November 30, 2014and 2013, which are included herein.

Our operating results for six the month periods ended November 30, 2014 and November 30, 2013 are summarized as follows:

				Difference Between
				Six Month Period
				Ended
	Six Months	Six Months		November 30, 2014
	Ended	Ended		and
	November 30, 2014	November 30, 2013		November 30, 2013
	($)	($)		($)
Revenue	$77,796	$148,404 $		(70,608)
Operating expenses	$1,367,107	$605,364 $		761,743
Other income (expense)	$(38,039)	$(38,895	) $	(856)
Net loss	$(1,327,350)	$(495,855	) $	(831,495)

Revenues

For the six months ended November 30, 2014 we generated $77,796 in revenue compared to revenue of $148,404 generated during the same period in 2013. This is a result of the ending of Phase 2 of the alternative products project, our sole source of revenue, which occurred in September 2014. We anticipate that Phase 3 will begin in January 2015.

Expenses

Our operating expenses for the six month periods ended November 30, 2014 and November 30, 2013 are summarized as follows:

		Six Months Ended
		November 30,	November 30,
		2014	2013
		($)	($)
Business development		$15,933	$8,662
Consulting and advisory		$259,584	$96,944
Depreciation and amortization		$20,050	$12,658
Foreign exchange loss (gain)		$(46,988)	$(17,819)
General and administrative		$83,999	$24,941
License fees		$45,941	$40,000
Management fees		$115,999	$92,948
Professional fees		$69,766	$80,786
Public listing costs		$31,067	$7,115
Rent		$33,545	$23,919
Research and development		$567,409	$142,603
Shareholder communications and awareness	$	Nil	$7,382
Supplies		$17,077	$20,081
Travel and promotion		$133,717	$50,908
Wages and benefits		$20,008	$14,236

For the six months ended November 30, 2014, we incurred total operating expenses of $1,367,107 compared to total operating expenses for the six months ended November 30, 2013 of $605,364. The $761,743 increase in operating expense during 2014 is primarily due to a $424,806 increase in research and development expenses as a result of having hired more employees to accelerate the commercialization of Mantra's two technologies and the corresponding research expenses for those employees, an increase of $162,640 expenses related to consulting and advisory services related to consulting and advisory services as a result of our launching the detailed engineering phase of the Lafarge pilot project, an $82,809 increase in travel and promotion expenses related to proposed projects in Europe and grant proposals and an increase of $59,058 in general and administrative expenses due to hiring of additional administrative staff.

Net Loss

For the six months ended November 30, 2014 we incurred a net loss of $1,327,350 compared to a net loss of $495,855 for the same period in 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	November 30,	May 31,
	2014	2014
Current Assets	$489,883	$1,600,174
Current Liabilities	$1,049,020	$1,252,129
Working Capital (Deficit)	$(559,137)	$348,045

Cash Flows

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2013
Net Cash Used In Operating Activities	$(940,666)	$(342,267)
Net Cash Used In Investing Activities	$(46,003)	$(1,481)
Net Cash Provided by Financing Activities	$122,112	$318,361
Change In Cash	$(864,557)	$(25,387)

As of November 30, 2014, we had $67,329 cash in our bank accounts and a working capital deficit of $(559,137). As of November 30, 2014, we had total assets of $666,219 and total liabilities of $1,066,631.

We received net cash of $122,112 from financing activities for the six months ended November 30, 2014 compared to $318,361 for the same period in 2013. During the six months ended November 30, 2014, we raised $173,787 in cash from the issuance of our common stock and share subscriptions received, offset by repayment of capital lease obligations of $5,719 and repayment of loans payable of $45,956.

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

Description	Estimated expenses ($)
Research and Development	500,000
Consulting Fees	250,000
Commercialization of ERC	2,500,000
Shareholder communication and awareness	200,000
Travel and Promotion	200,000
Professional Fees	300,000
Wages and Benefits	200,000
Management Fees	150,000
Total	4,300,000

In order to fully carry out our business plan, we need additional financing of approximately $4,300,000 for the next 12 months. Of this amount, we have prepaid some of the research and development expenses and we will receive reimbursement for certain wages and benefits from various grants, which offset the total expenses for these categories. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

On November 15, 2013, we entered into a second settlement agreement amendment, pursuant to which we paid interest of $4,438 and agreed that commencing on February 1, 2014, we would make monthly payments of $10,000 on the outstanding principal and interest. During the six months ended November 30, 2014, the Company repaid $45,956 decreasing the carrying value to $68,705.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of November 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b)

We do not have a functioning audit committee and only one outside director. As a result, there is ineffective independent oversight in the establishment and monitoring of required internal controls and procedures; and

c)	We do not have any formally adopted internal controls surrounding its cash and financial reporting procedures.

We are committed to improving our financial organization. Subsequent to November 30, 2014, we added another independent director to the board and adopted certain new policies, which will be evaluated at the end of this quarter. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, when funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2014, we issued an aggregate of 35,000 shares of common stock to two consultants in exchange for services rendered with an aggregate fair value of $15,875.

On November 5, 2014, we sold 150,000 units at $0.40 per unit for gross proceeds of $60,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.60 per common share for a period of two years or 30 business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.90 per share for five consecutive trading days.

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

MANTRA VENTURE GROUP LTD.

Date: January 20, 2015	By:	/s/ LARRY KRISTOF
Larry Kristof
Chief Executive Officer (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)