Form 10-Q
period 2015-02-28
Mantra Venture Group Ltd.
filed 2015-04-20
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________to _________

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
Yes  [  ]  No  [ X ].

As of April 20, 2015, there were 71,377,692 shares of registrant’s common stock outstanding.

MANTRA VENTURE GROUP LTD.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

MANTRA VENTURE GROUP LTD.
Consolidated balance sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2015	2014
	$	$
	(unaudited)
ASSETS
Current assets
Cash	67,735	931,886
Amounts receivable	40,147	163,591
Deferred finance costs	9,030	–
Prepaid expenses and deposits	199,725	504,697
Total current assets	316,637	1,600,174
Restricted cash	20,702	27,374
Property and equipment, net	100,977	94,231
Intangible assets, net	55,743	29,547
Total assets	494,059	1,751,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	589,057	715,053
Due to related parties	77,851	159,994
Loans payable	189,870	204,176
Obligations under capital lease	19,151	8,246
Convertible debentures (net of discount of $250,971)	175,882	164,660
Derivative liability	160,370	–
Total current liabilities	1,212,181	1,252,129
Obligations under capital lease	–	19,856
Convertible debentures (net of discount of $nil and $175,360 respectively)	–	16,640
Total liabilities	1,212,181	1,288,625
Stockholders’ equity (deficit)
Mantra Venture Group Ltd. stockholders’ equity (deficit)
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 71,377,692 (May 31, 2014 – 69,157,322) shares	715	692
Additional paid-in capital	10,396,957	9,679,880
Subscriptions receivable	–	(1,791)
Common stock subscribed	74,742	216,391
Accumulated deficit	(11,012,752)	(9,314,295)
Total Mantra Venture Group Ltd. stockholders’ equity (deficit)	(540,338)	580,877
Non-controlling interest	(177,784)	(118,176)
Total stockholders’ equity (deficit)	(718,122)	462,701
Total liabilities and stockholders’ equity (deficit)	494,059	1,751,326

MANTRA VENTURE GROUP LTD.
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
	$	$	$	$

Revenue	39,116	16,858	116,912	165,262

Cost of goods sold	–	–	–	–

Gross profit	39,116	16,858	116,912	165,262

Operating expenses

Business development	5,903	81	21,836	8,743
Consulting and advisory	135,735	24,893	395,319	121,837
Depreciation and amortization	6,846	5,048	26,896	17,706
Foreign exchange gain	(3,397)	(19,588)	(50,385)	(37,407)
General and administrative	26,363	11,150	110,362	56,172
License fees	–	–	45,941	40,000
Management fees	76,957	45,564	192,956	138,512
Professional fees	35,786	33,231	105,552	114,017
Public listing costs	3,855	5,706	34,922	12,821
Rent	17,878	15,821	51,423	39,740
Research and development	55,196	91,918	622,605	234,521
Shareholder communications and awareness	–	–	–	7,382
Supplies	4,732	–	21,809	–
Travel and promotion	22,278	1,178	155,995	52,086
Wages and benefits	9,505	3,551	29,513	17,787

Total operating expenses	397,637	218,553	1,764,744	823,917

Loss before other income (expense)	(358,521)	(201,695)	(1,647,832)	(658,655)

Other income (expense)

Accretion of discounts on convertible debentures	(27,563)	(434)	(49,391)	(9,448)
Gain on settlement of debt	–	–	1,759	–
Loss on change in fair value of derivatives	(35,370)	–	(35,370)	–
Interest expense	(9,261)	(13,162)	(27,231)	(43,043)

Total other income (expense)	(72,194)	(13,596)	(110,233)	(52,491)

Net loss for the period	(430,715)	(215,291)	(1,758,065)	(711,146)

Less: net loss attributable to the non-controlling interest	18,523	16,686	59,608	41,586

Net loss attributable to Mantra Venture Group Ltd.	(412,192)	(198,605)	(1,698,457)	(669,560)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.01)	–	(0.02)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	71,33,248	57,410,721	70,789,507	56,893,646

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2015	2014
	$	$

Operating activities
Net loss	(1,758,065)	(711,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	35,370	–
Amortization of finance costs	470	–
Accretion of discounts on convertible debentures	49,391	9,448
Depreciation and amortization	26,896	17,706
Foreign exchange gain	(8,342)	(12,076)
Gain on settlement of debt	(1,759)	–
Stock-based compensation	323,455	38,200
Changes in operating assets and liabilities:
Amounts receivable	123,445	(8,581)
Prepaid expenses and deposits	304,972	29,058
Accounts payable and accrued liabilities	(124,238)	211,438
Due to related parties	(82,143)	(18,217)
Net cash used in operating activities	(1,110,548)	(444,170)
Investing activities
Purchase of property and equipment	(28,295)	(1,481)
Investment in intangible assets	(31,543)	–
Net cash used in investing activities	(59,838)	(1,481)
Financing activities
Bank overdraft	–	2,776
Repayment of capital lease obligations	(8,243)	(5,306)
Repayment of loans payable	(54,809)	(23,889)
Proceeds from issuance of convertible debentures	125,000	192,000
Finance costs	(9,500)	–
Proceeds from issuance of common stock and subscriptions received	253,787	254,683

Net cash provided by financing activities	306,235	420,264
Change in cash	(864,151)	(25,387)
Cash, beginning of period	931,886	25,387
Cash, end of period	67,735	–

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	112,625	–
Common stock issued to settle debt	9,019	–

Supplemental disclosures:
Interest paid	8,048	12,787
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. At February 28, 2015, the Company has accumulated losses of $11,012,752. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These unaudited consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 65% owned and Mantra Energy Alternatives Ltd., which is 89% owned. All inter-company balances and transactions have been eliminated.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

(c)	Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets;
Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and
Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended February 28, 2015 and 2014. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 10 for additional information.

(d)	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at February 28, 2015 and 2014, the Company had a $160,370 and $Nil derivative liability, respectively.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

4.	Property and Equipment

			February 28,	May 31,
			2015	2014
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Furniture and equipment	2,496	333	2,163	–
Computer	5,341	4,160	1,181	2,821
Research equipment	138,013	67,038	70,975	51,030
Vehicles under capital lease	68,340	41,682	26,658	40,380
	214,190	113,213	100,977	94,231

5.	Intangible Assets

			February 28,	May 31,
			2015	2014
		Accumulated	Net carrying	Net carrying
	Cost	amortization	value	value
	$	$	$	$
Patents	58,628	2,885	55,743	29,547

Estimated Future Amortization Expense:

$
For year ended May 31, 2015	774
For year ended May 31, 2016	3,235
For year ended May 31, 2017	3,235
For year ended May 31, 2018	3,235
For year ended May 31, 2019	3,235

6.	Related Party Transactions

(a)	During the nine months ended February 28, 2015, the Company incurred management fees of $124,997 (2014 - $92,263) and rent of $Nil (2014 - $13,500) to the President of the Company.

(b)	During the nine months ended February 28, 2015, the Company incurred management fees of $42,264 (2014 - $46,197) to the spouse of the President of the Company.

(c)	During the nine months ended February 28, 2015, the Company incurred research and development fees of $57,859(2014 - $43,552) to a director of the Company.

(d)

On December 9, 2014, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $25,695 as management fees.

(e)

As at February 28, 2015, the Company owed a total of $59,140 (May 31, 2014 - $124,857) to the President of the Company and his spouse, and a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

(f)	As at February 28, 2015, the Company owed $18,711(May 31, 2014- $21,518) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

(a)	As at February 28, 2015, the amount of $50,653 (Cdn$63,300) (May 31, 2014 - $58,251 (Cdn$63,300)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b)	As at February 28, 2015, the amount of $17,500 (May 31, 2014 - $17,500) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(c)	As at February 28, 2015, the amount of $15,000 (May 31, 2014 - $15,000) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(d)	As at February 28, 2015, the amount of $15,120 (Cdn$18,895) (May 31, 2014 – $17,387 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at February 28, 2015, the amounts of $7,500 and $29,607 (Cdn$37,000) (May 31, 2014 - $7,500 and $34,048 (Cdn$37,000)) are owed to a non-related party, which are non-interest bearing, unsecured, and due on demand.

(f)	As at February 28, 2015, the amount of $4,490 (May 31, 2013- $4,490) is owed to a non-related party which is non- interest bearing, unsecured, and due on demand.

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

On each of July 31, 2012 and December 21, 2012, the Company entered an agreement to lease a vehicle for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of February 28, 2015:

Year ending May 31:	$
2015	2,524
2016	18,161
Net minimum lease payments	20,685
Less: amount representing interest payments	(1,534)
Present value of net minimum lease payments	19,151
Less: current portion	(19,151)

Long-term portion	–

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

9.	Convertible Debentures

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

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

Subsequent to issuance the Company entered into settlement agreements with two of the debenture holders with an aggregate principal amount of $200,000.  The third debenture of $50,000 remains outstanding as issued at February 28, 2015.

On January 19, 2012, the Company entered into a settlement agreement with one of the debenture holders to settle a $50,000 convertible debenture and $122,535 in accounts payable and accrued interest with the debt holder. Pursuant to the agreement, the debt holder agreed to reduce the debt to Cdn$100,000 on the condition that the Company pays the amount of Cdn$2,500 per month for 40 months, beginning March 1, 2012 and continuing on the first day of each month thereafter. At February 28, 2015, the debenture was fully repaid pursuant to the terms of the settlement agreement.

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014, the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the nine months ended February 28, 2015, the Company repaid $54,808, decreasing the carrying value to $59,853.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at February 28, 2015, the carrying value of the convertible promissory note was $5,828.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at February 28, 2015, the carrying value of the convertible promissory note was $19,715.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at February 28, 2015, the carrying value of the convertible promissory note was $22,323.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at February 28, 2015, the carrying value of the convertible promissory note was $7,725.

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at February 28, 2015, the carrying value of the convertible promissory note was $4,249.

(g)

On February 17, 2015, the Company issued a convertible note in the principal amount of $125,000. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days, cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of (i) 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion or (ii) 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $160,244 resulted in a discount to the note payable of $125,000 and the recognition of a loss on derivatives of $35,244. During the nine months ended February 28, 2015, the Company recorded accretion of $6,189, increasing the carrying value of the note to $6,189.

10.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 9(g) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 9(g), the Company concluded that it only has sufficient shares to satisfy the conversion of some, but not all, of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election would qualify for treatment as derivative liabilities. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

February 28,
2015
Balance at the beginning of period	$–
Addition of new derivative liabilities (embedded conversion options)	160,244
Change in fair value of embedded conversion option	126
Balance at the end of the period	$160,370

The following table summarizes the change in fair value of derivatives:

	February 28,	February 28,
	2015	2014
Fair value of derivative liabilities in excess of note proceeds received	$(35,244)	$–
Change in fair value of derivative liabilities during period	(126)	–
Change in fair value of derivatives	$(35,370)	$–

The Company uses Level 2 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

			Expected	Expected
	Expected	Risk-free Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At issuance	124%	0.07%	0%	0.50
At February 28, 2015	129%	0.07%	0%	0.47

11.	Common Stock

(a)

At February 28, 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days. At May 31, 2014, the proceeds of $100,000 were included in common stock subscribed.

(b)

As at February 28, 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

(c)

As at February 28, 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

Stock transactions during the nine months ended February 28, 2015:

(d)

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

(e)	On June 4, 2014, the Company issued 240,000 shares for proceeds of $61,625 upon the exercise of warrants. At May 31, 2014, the proceeds of $32,625 were included in common stock subscribed.

(f)

On June 4, 2014, the Company issued 500,000 shares with a fair value of $270,000 to a consultant for services. As at May 31, 2014, the Company recorded the fair value of the 500,000 shares issuable of $270,000 as $5 of subscriptions receivable and $269,995 as additional paid in capital.

(g)

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

(h)	On June 30, and July 17, 2014, the Company issued 40,000 common shares with a fair value of $20,000 pursuant a consulting agreement.

(i)

On July 10, 2014, the Company issued 60,037 common shares for the conversion of $5,000 of loans payable and $4,019 of accrued interest by a lender. At May 31, 2014, the shares were included in common stock subscribed.

(j)

On August 22, 2014 the Company entered into an agreement with one consultant to procure investor relations services. Pursuant to the agreement the Company issued 12,000 shares of common stock to the consultant with a fair value of $5,880.

(k)	On August 25, 2014 the Company issued 150,000 common shares to a director of the Company in exercise of options at an exercise price of $0.02 per share for aggregate proceeds of $3,000.

(l)

On September 9, 2014, the Company entered into a consulting agreement with a two month term with a consultant. Pursuant to the agreement, the Company issued 12,500 common shares with a fair value of $6,375 on September 15, 2014 and 12,500 common shares with a fair value of $5,000 on October 15, 2014.

(m)

On October 15, 2014, the Company entered into a consulting agreement with a consultant. Pursuant to the agreement, the Company issued 10,000 common shares with a fair value of $4,500 on October 15, 2014.

(n)

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

(o)

On February 24, 2015, the Company issued 500,000 units at $0.20 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.60 per common share for a period of two years or 30 business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.90 per share for seven consecutive trading days.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

12.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted average
	Number of	exercise price
	warrants	$

Balance, May 31, 2014	9,818,402	0.29

Issued	1,183,333	0.69
Exercised	(240,000)	0.26
Expired	(5,503,402)	0.23
Balance, February 28, 2015	5,258,333	0.44

As at February 28, 2015, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
4,075,000	0.37	April 10, 2019
5,258,333

13.	Stock Options

On June 1, 2014, the Company granted 150,000 stock options exercisable at $0.02 per share for a period of two years to a director. The Company recorded the fair value of the options of $94,600 as research and development fees.

On July 17, 2014, the Company granted 200,000 stock options exercisable at $0.30 per share for a period of two years to two consultants. The options vest 25% every six months following the date of grant. The Company recorded the fair value of the vested portion of the options of $16,900 as consulting fees.

On August 1, 2014, the Company granted 100,000 stock options each to two consultants. The options are exercisable at $0.10 per share for a period of two years. The Company recorded the fair value of the options of $88,900 as consulting fees.

On November 1, 2014, the Company granted 100,000 stock options each to two employees. The options are exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the options of $55,600 as consulting fees.

On December 9, 2014, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The options vest 25% on the date of grant and 25% every four months following the date of grant. The Company recorded the fair value of the vested portion of the options of $25,695 as management fees.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$

Outstanding, May 31, 2014	675,000	0.17
Granted	950,000	0.17
Exercised	(150,000)	0.20
Outstanding, February 28, 2015	1,475,000	0.17	1.33	103,623
Exercisable, February 28, 2015	1,175,000	0.20	1.20	96,138

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at May 31, 2014	–	–
Granted	950,000	0.38
Vested	(650,000)	0.40

Non-vested at February 28, 2015	300,000	0.32

As at February 28, 2015, there was $30,255 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 1.08 years.

Additional information regarding stock options as of February 28, 2015 is as follows:

	Exercise
Number of	price
options	$	Expiry date
200,000	0.10	May 7, 2015
300,000	0.20	July 1, 2015
175,000	0.20	April 28, 2015
200,000	0.30	July 17, 2016
200,000	0.10	August 1, 2016
200,000	0.20	November 1, 2016
200,000	0.20	December 9, 2016
1,475,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	February 28,	February 28,
	2015	2014

Risk-free Interest rate	0.52%	0.34%
Expected life (in years)	1.98	2.0
Expected volatility	111%	169%

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

During the nine month period ended February 28, 2015, the Company recorded stock-based compensation of $281,695 (2014 - $38,200) for stock options granted.

The weighted average fair value of the stock options granted for the nine month period ended February 28, 2015, was $0.42 (2014 - $0.13) per option.

14.	Commitments and Contingencies

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

(d)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month. In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of February 28, 2015:

Twelve month periods ending February 28:	$
2015	37,669
2016	11,565
49,234

(e)

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

(f)

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

15.	Subsequent Event

(a)	On March 17, 2015, the Company granted 100,000 stock options each to three directors. The options are exercisable at $0.20 per share for a period of two years. The options vest as follows:

•	75,000 options vested immediately;
•	75,000 options vest on July 17, 2015;
•	75,000 options vest on November 17, 2015; and
•	75,000 options vest on March 17, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide (CO2), or ERC, has been proven functional through small scale prototype trials. ERC offers a possible solution to reduce the impact of CO2 on Earth’s environment by converting CO2 of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy. into chemicals with a broad range of commercial applications, including a fuel for a next generation

In fuel cells, liquid fuels are indirectly burned with air to form carbon dioxide and water, while generating electricity. This process is known as electrochemical combustion or electro-oxidation. The complementary nature of ERC and electro-oxidation makes it possible to use ERC in a regenerative fuel cell cycle, where carbon dioxide is converted to a fuel that is consumed in a fuel cell to regenerate carbon dioxide. As shown in the figure, the net energy input required in this cycle could be supplied from a renewable or non-fossil fuel source.

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

Results of Operations for the Three Month Periods Ended February 28, 2015 and February 28, 2014.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended February 28, 2015 and 2014, which are included herein.

Our operating results for three month periods ended February 28, 2015 and 2014 are summarized as follows:

				Difference Between
				Three Month Period
				Ended
	Three Months	Three Months		February 28, 2015
	Ended	Ended		and
	February 28, 2015	February 28, 2014		February 28, 2014
	($)	($)		($)
Revenue	$39,116	$16,858 $		22,258
Operating expenses	$397,637	$218,553 $		179,084
Other income (expense)	$(72,194)	$(13,596	) $	(58,598)
Net loss	$(430,715)	$(215,291	) $	(215,424)

Revenues

For the three months ended February 28, 2015, we generated $39,116 in revenue compared to revenue of $16,858 generated during the same period in 2014. This is a result of new projects during the three months ended February 28, 2015, compared to the three months ended February 28, 2014.

Expenses

Our operating expenses for the three month periods ended February 28, 2015 and February 28, 2014 are summarized as follows:

	Three Months Ended
	February 28,		February 28,
	2015		2014
	($)		($)
Business development	$5,903		$81
Consulting and advisory	$135,735		$24,893
Depreciation and amortization	$6,846		$5,048
Foreign exchange gain	$(3,397)		$(19,588)
General and administrative	$26,363		$11,150
Management fees	$76,957		$45,564
Professional fees	$35,786		$33,231
Public listing costs	$3,855		$5,706
Rent	$17,878		$15,821
Research and development	$55,196		$91,918
Supplies	$4,732	$	Nil
Travel and promotion	$22,278		$1,178
Wages and benefits	$9,505		$3,551

For the three months ended February 28, 2015, we incurred total operating expenses of $397,637, compared to total operating expenses for the three months ended February 28, 2014 of $218,553. The $179,084 increase in operating expense during 2014 is primarily due to an increase of $110,842 of expenses for consulting and advisory services as a result of our launching the detailed engineering phase of the Lafarge pilot project, along with a $31,393 increase in management fees expenses due to hiring additional employees for the execution of Phase 2 of the alternative products project and a $21,100 increase in travel and promotion expenses related to attendance at various trade shows in Europe, which was partially offset by a $36,722 decrease in research and development as we have more operations and less research.

Net Loss

For the three months ended February 28, 2015, we incurred a net loss of $430,715, compared to a net loss of $215,291 for the same period in 2014.

Results of Operations for the Nine Month Periods Ended February 28, 2015 and February 28, 2014.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine month period ended February 28, 2015 and 2014, which are included herein.

Our operating results for the nine month periods ended February 28, 2015 and February 28, 2014 are summarized as follows:

				Difference Between
				Nine Month Period
				Ended
	Nine Months	Nine Months		February 28, 2015
	Ended	Ended		and
	February 28, 2015	February 28, 2014		February 28, 2014
	($)	($)		($)
Revenue	$116,912	$165,262 $		(48,350)
Operating expenses	$1,764,744	$823,917 $		940,827
Other income (expense)	$(110,233)	$(52,491	) $	(57,742)
Net loss	$(1,758,065)	$(711,146	) $	(1,046,919)

Revenues

For the nine months ended February 28, 2015, we generated $116,912 in revenue compared to revenue of $165,262 generated during the same period in 2014. We completed the previous phase of our current project in September 2014. We did not start the next phase of the project until the beginning of January 2015. As a result of this downtime, revenue decreased during the nine months ended February 28, 2015, compared to the nine months ended February 28, 2014.

Expenses

Our operating expenses for the nine month periods ended February 28, 2015 and February 28, 2014 are summarized as follows:

	Nine Months Ended
	February 28,	February 28,
	2015	2014
	($)	($)
Business development	$21,836	$8,743
Consulting and advisory	$395,319	$121,837
Depreciation and amortization	$26,896	$17,706
Foreign exchange loss (gain)	$(50,385)	$(37,407)
General and administrative	$110,362	$56,172
License fees	$45,941	$40,000
Management fees	$192,956	$138,512
Professional fees	$105,552	$114,017
Public listing costs	$34,922	$12,821
Rent	$51,423	$39,740
Research and development	$622,605	$234,521
Shareholder communications and awareness	$–	$7,382
Supplies	$21,809	$–
Travel and promotion	$155,995	$52,086
Wages and benefits	$29,513	$17,787

For the nine months ended February 28, 2015, we incurred total operating expenses of $1,764,744, compared to total operating expenses for the nine months ended February 28, 2014 of $823,917. The $940,827 increase in operating expense is primarily due to a $388,084 increase in research and development expenses as a result of having hired additional employees performing research and development to accelerate the commercialization of our two technologies, an increase of $273,482 related to consulting and advisory services as a result of our launching the detailed engineering phase of the Lafarge pilot project, an $103,909 increase in travel and promotion expenses related to proposed projects in Europe and grant proposals, an increase of $54,444 in management fees as a result of recording $25,695 of stock-based compensation relating to a grant of stock options to a director and an increase in management fees paid to the President, and an increase of $54,190 in general and administrative expenses due to hiring of additional administrative staff. Labor costs are allocated based on the services provided by the employee. Employees performing research and development are classified as research and development costs, employees performing administrative functions are charged to general and administrative expense and salaries to management performing management services are classified as management fees.

Net Loss

For the nine months ended February 28, 2015, we incurred a net loss of $1,758,065, compared to a net loss of $711,146 for the same period in 2014.

Liquidity and Capital Resources

Working Capital

	At	At
	February 28,	May 31,
	2015	2014
Current Assets	$316,636	$1,600,174
Current Liabilities	$1,212,181	$1,252,129
Working Capital (Deficit)	$(895,545)	$348,045

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2015	2014
Net Cash Used In Operating Activities	$(1,110,548)	$(444,170)
Net Cash Used In Investing Activities	$(59,838)	$(1,481)
Net Cash Provided by Financing Activities	$306,235	$420,264
Change In Cash	$(864,151)	$(25,387)

As of February 28, 2015, we had $67,735 cash in our bank accounts and a working capital deficit of $(895,544). As of February 28, 2015, we had total assets of $494,059 and total liabilities of $1,212,181.

We received net cash of $306,235 from financing activities for the nine months ended February, 2015, compared to $420,264 for the same period in 2014. During the nine months ended February 28, 2015, we raised $253,787 in cash from the issuance of our common stock and share subscriptions received and $125,000 from the issuance of convertible debentures, offset by repayment of loans payable of $54,809, payment of financing costs of $9,500 and repayment of capital lease obligations of $8,243.

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

Settlement Agreement

On July 18, 2012, we entered into a settlement agreement with the holder of a $150,000 debenture holder, pursuant to which the holder agreed to extend the due date until April 11, 2013 and we paid $43,890 of accrued interest, agreed to pay the accruing interest on a monthly basis, and pay a $10,000 premium in addition to the $150,000 principal outstanding on April 11, 2013.On April 29, 2013, we entered into an amended settlement agreement whereby the holder agreed to extend the due date to September 15, 2013 and we paid $6,836 of interest for the period from April 1 to September 15, 2013 and issued the holder 100,000 stock options exercisable at $0.12 per share for a period of two years.

On November 15, 2013, we entered into a second settlement agreement amendment, pursuant to which we paid interest of $4,438 and agreed that commencing on February 1, 2014, we would make monthly payments of $10,000 on the outstanding principal and interest. During the nine months ended February 28, 2015, the Company repaid $54,808, decreasing the carrying value to $59,853.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of February 28, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b)	We do not have a functioning audit committee. As a result, there is ineffective independent oversight in the establishment and monitoring of required internal controls and procedures; and

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

Due to the fact that our internal accounting staff consists solely of a Chief Executive Officer, who functions as our Principal Accounting Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

(b)	Changes in internal control over financial reporting.

During the quarter ended February 28, 2015, we appointed another independent director to our board of directors and implemented written policies that require all invoices and outgoing payments to be reviewed and approved by two executive officers. There were no other changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A.	Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2015, we sold an aggregate of 500,000 shares of common stock to 10 investors for aggregate gross proceeds of $100,000.

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

MANTRA VENTURE GROUP LTD.

Date: April 20, 2015	By:	/s/ LARRY KRISTOF
Larry Kristof
Chief Executive Officer (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)