Form 10-K
period 2015-05-31
Mantra Venture Group Ltd.
filed 2015-09-18
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2015

Commission File Number 000-53461

MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia		26-0592672
(State or other jurisdiction of incorporation		(IRS Employer Identification No.)
or organization)

#562 – 800 15355 24th Avenue
Surrey, British Columbia, Canada	V4A 2H9	(604) 560-1503
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

The aggregate market value of the voting common equity held by non-affiliates as of November 30, 2014, based on the closing sales price of the Common Stock as quoted on the OTCQB was $14,416,955. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of September 16, 2015, there were 72,383,203 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

            This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

            Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

            We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

            This Annual Report on Form 10-K includes the accounts of Mantra Venture Group Ltd., a Nevada corporation (“Mantra”), together with its subsidiaries, as follows, collectively referred to as “we”, “us” or the “Company”: Mantra Energy Alternatives Ltd., a British Columbia corporation, Mantra Hong Kong Ltd., a Hong Kong corporation, Mantra NextGen Power Inc., a British Columbia corporation, Mantra Energy Alternatives UK Ltd.., a United Kingdom corporation, and Climate ESCO Ltd., A British Columbia corporation. All the subsidiaries are direct subsidiaries of Mantra and are wholly-owned with the exception of Climate ESCO Ltd., which is 65% owned and Mantra Energy Alternatives Ltd., which is 88% owned.

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

            Our mission is to develop and commercialize alternative energy technologies and services to enable the sustainable consumption, production and management of resources on residential, commercial and industrial scales. To carry out our business strategy we have acquired or licensed from third parties technologies that require further development before they can be brought to market. We are also developing such technologies ourselves, and we anticipate that to complete commercialization of some technologies we will enter into joint ventures, partnerships, or other strategic relationships with third parties who have expertise that we may require. We have also entered into formal relationships        with consultants, contractors, retailers and manufacturers who specialize in the areas of environmental sustainability in order to carry out our business strategy.

            We have acquired and own a process for the electro-reduction of carbon dioxide (“ERC”) and have the exclusive world license for a mixed-reactant fuel cell (“MRFC”). We are developing these technologies toward commercial applications.

            In the past we have contracted out our development work to various laboratories. As of July 1, 2014, we have been carrying out research and development on these technologies in our own internal laboratory with our own staff in Vancouver, BC. These activities include: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

            We currently carry on our business through our subsidiary, Mantra Energy Alternatives Ltd. (“MEA”), through which we identify, acquire, develop and market technologies related to alternative energy production and reduction of greenhouse gas emissions and resource consumption. We also have a number of inactive subsidiaries, which we plan to engage in various businesses in the future.

            Since our inception, we have incurred operational losses and we have completed several rounds of financing to fund our operations.

            On May 25, 2015, the company released a demonstration video of its MRFC technology. This video showcased the fuel cell powering an electric scooter, and was designed to demonstrate the capabilities of the technology to strategic partners and investors.

Collaboration with Alstom (Switzerland) Ltd.

            On June 24, 2013, we entered into an agreement with Alstom (Switzerland) Ltd. concerning the joint research and development projects relating to (1) a pilot plant for the conversion of carbon dioxide to formate at a Lafarge cement plant (the “Lafarge pilot project”); and (2) the development of processes for the conversion of carbon dioxide to other valuable chemicals.

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

Lafarge Pilot Project and Carbon Dioxide to Alternative Products

            The agreement with Alstom will remain valid for five years or the completion of the last active project, whichever last occurs, and may be extended at any time by the written agreement of both parties. The first joint research and development project under the agreement is the Lafarge pilot project, which plans for the design, construction, and installation of a pilot plant for the conversion of 100 kg/day carbon dioxide to formate, followed by a commercialization scale-up study. Alstom’s contribution to the Lafarge pilot plant project will be approximately CDN$250,000 for in-kind services.

            A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. Through this project, we deriveour only current source of revenue. From Phases 1 and 2, we received approximately CDN$435,563. In November 2014,the project was approved for advance to the subsequent phase (to Phase 3 from Phase 2). The budget for Phase 3, which began in January 2015, is CDN$180,375 and it was projected to last eight months. Phase 3 will be completed at the end of September 2015. The work that has been done during this phase includes further improvements to the reactor design and operating conditions, scale-up of the reactor, development of a reactor simulation model, and further development and analysis of the process economic model. Mantra and Alstom are also actively seeking external funding to support the execution of the projects.

Electro Reduction of Carbon Dioxide (“ERC”)

            We previously acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide. The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide (CO2), or “ERC”, has been proven functional through small-scale prototype trials and limited scale-up trials. ERC offers a possible solution to reduce the impact of CO2 emissions on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy.

            ERC has been shown to produce a range of compounds, including formic acid, formate salts, oxalic acid, and methanol. The efficiency for generation of each compound depends on the experimental conditions, most importantly the material of the cathode, which catalyzes the electrochemical reactions.

            Until appropriate cathodes are found some products of CO2 reduction (methanol, for instance) are obtained at efficiencies too low for practical use. Other products can be generated on known cathodes with high current yields that could support valuable practical processes. For example, formic acid and its salts have been obtained on tin cathodes with current efficiencies above 80%, at industrially relevant conditions.

ERC Development to Date

            In October of 2008, we completed our first ERC prototype reactor capable of processing 1 kilogram of CO2 per day. We anticipate that commercialization of ERC will require us to develop reactors capable of processing not less than 100 tons of CO2 per day; however, there is no guarantee that we will successfully produce reactors of that size. Production of commercially viable ERC reactors will depend on continued research and development, successful testing of small-scale ERC reactors, and securing of additional financing. This testing is underway in our research facilities, and is complemented by the parallel engineering of a scaled-up demonstration plant by BC Research Inc.

Pictured Above, Design for Bench Scale ERC Reactor

Established and Emerging Market for ERC and its Chemical Products

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

            As described, the ERC process can be used to produce a variety of different chemical products from CO2. The first products that Mantra are targeting are formic acid and its salts. These products have existing markets as commodity chemicals and sell for between $1,000 and $1,500 per tonne, with global consumption being in excess of 600,000 tonnes per year. Formic acid and its salts are used in a variety of industrial applications, including silage preservation, leather tanning, textiles production, oil well drilling, and de-icing, and show enormous potential for market expansion through their use in chemical energy storage.

            However, if the ERC process reaches market acceptance as a way to deal with CO2 emissions from industry facilities, it will likely lead to supply of formic acid in excess of current market demand. We have identified several potential future applications for formic acid, which may lead to an expansion in current market demand. The application we have identified and are currently focusing on is energy storage.

Mixed-Reactant Fuel Cell (MRFC)

            We retain the exclusive worldwide license for the MRFC technology. The MRFC is a novel fuel cell architecture that utilizes a mixture of the fuel and oxidant, and as a result, does not need a membrane. Conventional fuel cells (typically powered by hydrogen or methanol) must keep the fuel and oxidant separate, leading to several complications: a costly, failure-prone ion-selective membrane must be used to separate but ionically connect the cathode and anode chambers; complex reactant distribution and manifolding; and heavy, thick bipolar plates for separating cells. By contract, the MRFC has no membrane, has a simple reactant distribution mechanism, and contains no bipolar plates; as a result, the system is projected to be cheaper, lighter, and more robust than conventional fuel cells.

            The MRFC thus offers the potential to provide distributed or grid-connected clean, affordable heat and power. Being very versatile due to its simplicity, the MRFC can address several markets, including emergency backup power, stationary combined heat and power, industrial vehicles such as forklifts, and transportation. The first target market for this technology is distributed emergency backup power for telecommunications.

            The MRFC was invented and developed at the University of British Columbia by Professor Emeritus Colin Oloman and his team. In July 2014, we brought the technology into our internal lab for development, which culminated in May 2015 in a video we released showcasing an electric scooter powered exclusively by our MRFC technology. This video was intended to promote the technology to strategic partners and investors. Much of our research budget and activity over the period of January to May 2015 was dedicated to the design and construction of this scooter and the subsequent production of the demonstration video.We are currently exploring possibilities for joint development of the fuel cell with strategic partners.

Energy Storage

            Formate salts and formic acid, which can be produced from CO2 via ERC, are excellent energy carriers and effective fuels for the MRFC. Thus, the integration of ERC and MRFC represents an energy storage solution whereby intermittent renewable electricity can be stored as formate/formic acid when it is available, and liberated when it is needed. The availability of energy storage is widely recognized as the next most critical factor for increased renewables penetration.

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

            In addition to these advantages, we consider most developers of CO2 utilization technologies to not be directly competitive with Mantra. This is because a) the supply of CO2from industrial sources is very large, allowing for multiple technologies to be successful commercially, and b) most technologies generate different products from CO2 than those produced by Mantra, and thus will not be competitors in the sale of chemical products.

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

            However, since we are still a young company, we face the same problems as other start-up companies in other industries. Our competitors may develop similar technologies to ours and use the same methods as we do, and they may generally be able to respond more quickly to new or emerging technologies and changes in legislation and industry regulation. Additionally, our competitors may devote greater resources to the development, promotion and sale of their technologies or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Government Regulations

            Some aspects of our intended operations, upon commercial deployment of our technologies, will be subject to a variety of federal, provincial, state and local laws, rules and regulations in North America and worldwide relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. For example, we are subject to the Resource Conservation Recovery Act (“RCRA”), the principal federal legislation regulating hazardous waste generation, management and disposal.At this time, our small-scale laboratory operations are in compliance with, but are not significantly impacted by, waste disposal regulations.

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

Research and Development Expenditures

           During the year ended May 31, 2015, we spent $698,567 on research and development. For the last two fiscal years, we have spent $1,094,845 on research and development. We anticipate that we will incur $4,200,000 in expenses on research and development (including wages and commercialization efforts) for ERC and MRFC,as well as other technologies we may acquire over the next 12 months.We believe that we may receive public funding and/or the award of further contract research and development projects during the 2016 fiscal year, which will help meet the financing necessary to carry out these activities.

Employees

            As of September 16, 2015, we had eight full-time employees, including three in management, one in administrative duties and four in research and development. Additionally, we have retained a number of consultants for legal, accounting and investor relations services.None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Intellectual Property

            We previously acquired the process for the “Continuous Co-Current Electrochemical Reduction of Carbon Dioxide”, or the ERC technology, on November 2, 2007 as embodied by and described in the following Patent Cooperation Treaty application:

Country	Application Number	File Date	Status
Patent Cooperation Treaty (PCT)	W02207	10/13/2006	PCT(1)

(1)	The Patent Cooperation Treaty, an international patent law treaty, provides a unified procedure for filing patent applications to protect inventions in each of its contracting states.

            The Patent Cooperation Treaty filing was made with a Receiving Office in 2006 and a written opinion was issued by International Searching Authority regarding the patentability of the invention which is the subject of the application. Finally, the examination and grant procedures will be handled by the relevant national or regional authorities. On March 31, 2008 we initiated the national patent process. The national patent process has been initiated in in Europe, the U.S., Canada, Australia, India, and China.

            As of the date of this annual report, we have been awarded the following patents:

Country	Patent Number	Patent Date	Name of Patent
India	251493	March 20, 2012	“An Electrochemical Process for Reducing of Carbon Dioxide”
China	ZL 2006 8 0037810.8	May 8, 2013	“Continuous Co- Current Electrochemical Reduction of Carbon Dioxide”
Australia	2012202601	May 1, 2014	“Continuous Co- Current Electrochemical Reduction of Carbon Dioxide”
Canada	CA2625656 C	December 19, 2014	“Continuous electro-chemical reduction of carbon dioxide”

            We have not filed for protection of our trademark. We own the copyright of our logo and all of the contents of our website, www.mantraenergy.com.

ITEM 1A - RISK FACTORS

            Not required under Regulation S-K for “smaller reporting companies.”

ITEM 1B – UNRESOLVED STAFF COMMENTS

            Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 – PROPERTIES

            Our principal executive offices are located at 1562 128th Street, Surrey, British Columbia, Canada V4A 3T7. Our telephone number is (604) 560-1503. The office is approximately 1,200 square feet in size and is leased for a term of 24 months. The lease began on June 1, 2014 and will end in June 2016. Currently we pay approximately $1,300 per month for our office space in Surrey.

            Our research facilities are located at 202-3590 West 41st Avenue, Vancouver, British Columbia, Canada, V6N 3E6. The telephone number is (604) 267-4005. The facility is approximately 1,400 square feet in size and is leased for a term of two years beginning on July 1, 2014. Currently we pay approximately $3,600 per month in rent.

            We believe that our existing facilities are suitable and adequate to meet our current business requirements. We maintain a website at www.mantraenergy.com and the information contained on that website is not deemed to be a part of this annual report.

ITEM 3 - LEGAL PROCEEDINGS

            From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4 – MINE SAFETY DISCLOSURES

            Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

            Our common stock is currently available for quotation on the OTCQB market under the symbol “MVTG.” Previously, our common stock was available for quotation on the Over-the-Counter Bulletin Board under the symbol “MVTG.”

            For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2014
	High	Low
First Quarter	$0.19	$0.10
Second Quarter	$0.15	$0.072
Third Quarter	$0.18	$0.0471
Fourth Quarter	$0.744	$0.18

	Fiscal Year 2015
	High	Low
First Quarter	$0.645	$0.45
Second Quarter	$0.67	$0.30
Third Quarter	$0.37	$0.23
Fourth Quarter	$0.29	$0.115

            On September 15, 2015, the closing sale price of our common stock, as reported by the OTC Markets, was $0.08 per share. On September 16, 2015, there were 422 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

            We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

            During the quarter ended May 31, 2015, we sold 138,889 shares of common stock for $25,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

            We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

            Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

            Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

            We are building a portfolio of companies and technologies that mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources.

            Our mission is to develop and commercialize alternative energy technologies and services to enable the sustainable consumption, production and management of resources on residential, commercial and industrial scales. To carry out our business strategy, we have acquired or licensed technologies from third parties that require further development before they can be brought to market. We are also developing such technologies ourselves, and we anticipate that to complete commercialization of some technologies, we will enter into joint ventures, partnerships, or other strategic relationships with third parties who have expertise that we may require. We have also entered into formal relationships with consultants, contractors, retailers and manufacturers who specialize in the areas of environmental sustainability in order to carry out our business strategy.

            We have acquired and own a process for the electro-reduction of carbon dioxide (“ERC”) and have the exclusive world license for a mixed-reactant fuel cell (“MRFC”). We are developing these technologies toward commercial applications.

            In the past, we contracted out our development work to various laboratories. As of July 1, 2014, we have been carrying out research and development on these technologies in our own internal laboratory with our own staff in Vancouver, BC. These activities include: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

            Current trends are positive for the company, as government regulation, public sentiment and industrial players increasingly support technological solutions with reduced environmental impacts. Specifically, regulations on carbon emissions (such as the BC carbon tax or the US EPA’s recently announced Clean Power Plan) are placing costs or limitations on the amount of CO2 that emitters can release into the atmosphere. The two technologies that currently make up our portfolio both directly address CO2 emissions and contribute to their reduction.

Results of Operations

Fiscal year Ended May 31, 2015 Compared to Fiscal year Ended May 31, 2014

            The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2015 and 2014.

            Our operating results for the years ended May 31, 2015 and 2014 are summarized as follows:

	Year Ended
	May 31,
	2015	2014
Revenue	$198,908	$274,584
Operating Expenses	$(2,110,013)	$(1,568,122)
Other Income (Expense)	$(378,926)	$(59,222)
Net Loss	$(2,215,621)	$(1,352,760)

Revenue

            Our revenue for the year ended May 31, 2015 was $198,908, compared to our revenue for the year ended May 31, 2014, which was $274,584, representing approximately a 28% decrease. During the year ended May 31, 2015, revenue decreased because the contracted research project that we are conducting for our client Alstom advanced into a new phase (from Phase 2 to Phase 3). Phase 3 of this project has a smaller budget than Phase 2 due to reduced research activities, and as such, our revenue derived from this project has reduced accordingly.

Operating Expenses

            Our operating expenses for the years ended May 31, 2015 and May 31, 2014 are outlined in the table below:

	Year Ended
	May 31,
	2015	2014
Business development	$23,683	$40,300
Consulting and advisory	$442,408	$342,307
Depreciation and amortization	$40,769	$25,771
Foreign exchange loss (gain)	$(46,123)	$(88,728)
General and administrative	$137,494	$132,674
License fees	$45,941	$40,000
Management fees	$280,950	$184,463
Professional fees	$133,836	$168,354
Public listing costs	$39,651	$24,405
Rent	$64,196	$57,853
Research and development	$698,567	$396,278
Shareholder communications and awareness	$26,931	$7,382
Travel and promotion	$178,442	$199,327
Wages and benefits	$43,268	$37,736
TOTAL	$2,110,013	$1,568,122

            The increase in operating expenses for the year ended May 31, 2015, compared to the same period in fiscal 2014, was mainly due to increases in research and development, consulting and advisory fees and management fees. The increase in research and development were mainly the result of an increase in stock-based compensation and research and development activities. The increase in consulting and advisory and management fees was mainly the result of increased stock-based compensation. We also had increases in deprecation due to increased capital assets subject to amortization in the current year compared to the prior year, in shareholder communications and awareness from increased efforts and expenditures to improve our visibility to investors in new regions, such as Europe, Japan and the U.S., including travel to and within these regions and exhibiting and attending corresponding conferences.

            Slightly offsetting those increases were decreases in business development as we had an ongoing research and development contract, and our focus was on executing this contract as opposed to further expanding business activities, professional fees because of changes to our auditing firm and legal firm that resulted in reduced costs, as well as a reduced number of patent applications being filed, travel and promotion as a result of a decrease in travel during the current year compared to the prior year and a decrease in foreign exchange gain as a result of the relative increase in the value during fiscal 2015 of the U.S. Dollar against the Canadian Dollar. Our revenues are largely in Canadian Dollars and a substantial amount of our expenses are paid in Canadian Dollars.

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

Liquidity and Financial Condition

            As of May 31, 2015, our total current assets were $166,204 and our total current liabilities were $1,524,500, resulting in a working capital deficit of $1,358,296 compared to working capital of $348,045 as at May 31, 2014.

            We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended	Year Ended
	May 31,	May 31,
	2015	2014
Net Cash Used in Operating Activities	$(1,192,006)	$(1,302,235)
Net Cash Used In Investing Activities	$(61,773)	$(78,808)
Net Cash Provided by Financing Activities	$329,339	$2,287,542
Cash (decrease) increase during the year	$(924,440)	$906,499

            The decrease in cash that we experienced during fiscal 2015 as compared to an increase of cash during fiscal 2014 was primarily due to the decrease during fiscal 2015 of cash received from the sale of our common stock, as we only raised $329,339 from financing activities during fiscal 2015, compared to $2,287,542 in the prior year. We expect that our total expenses will increase over the next year as we increase our business operations, which is subject to raising additional funds, for which we currently have no commitments. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, subject to raising additional funds, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

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

Basis of Presentation/Principles of Consolidation

            These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of our company and our subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.55% owned and Mantra Energy Alternatives Ltd., which is 88.21% owned. All inter-company balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

            We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not required under Regulation S-K for “smaller reporting companies.”

15

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANTRA VENTURE GROUP LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mantra Venture Group Ltd.

We have audited the accompanying balance sheets of Mantra Venture Group Ltd. as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows each of the two years in the period ended May 31, 2015. Mantra Venture Group Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group Ltd. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of two years in the period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has an accumulated deficit of $11,529,916 and a working capital deficit of $1,358,296 as of May 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
September 18, 2015

MANTRA VENTURE GROUP LTD.
Consolidated balance sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2015	2014
	$	$
ASSETS

Current assets

Cash	7,446	931,886
Accounts receivable	25,527	163,591
Deferred finance costs	7,085	–
Prepaid expenses and deposits	126,146	504,697

Total current assets	166,204	1,600,174

Deposit	8,000	–
Restricted cash	20,734	27,374
Property and equipment, net	90,205	94,231
Intangible assets, net	54,577	29,547

Total assets	339,720	1,751,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	613,875	715,053
Due to related parties	112,193	159,994
Loans payable	190,106	204,176
Obligations under capital lease	17,325	8,246
Convertible debentures (net of discount of $189,520)	237,333	164,660
Derivative liability	353,668	–

Total current liabilities	1,524,500	1,252,129

Obligations under capital lease	–	19,856
Convertible debentures (net of discount of $nil)	–	16,640

Total liabilities	1,524,500	1,288,625

Stockholders’ equity (deficit)

Mantra Venture Group Ltd. stockholders’ equity (deficit)

Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 71,516,581 (May 31, 2014 – 69,157,322) shares	715	692

Additional paid-in capital	10,462,265	9,679,880

Subscriptions receivable	–	(1,791)

Common stock subscribed	74,742	216,391

Accumulated deficit	(11,529,916)	(9,314,295)

Total Mantra Venture Group Ltd. stockholders’ equity (deficit)	(992,194)	580,877

Non-controlling interest	(192,586)	(118,176)

Total stockholders’ equity (deficit)	(1,184,780)	462,701

Total liabilities and stockholders’ equity (deficit)	339,720	1,751,326

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of operations
(Expressed in U.S. dollars)

	Year Ended	Year Ended
	May 31,	May 31,
	2015	2014
	$	$

Revenue	198,908	274,584

Cost of goods sold	–	–

Gross profit	198,908	274,584

Operating expenses

Business development	23,683	40,300
Consulting and advisory	442,408	342,307
Depreciation and amortization	40,769	25,772
Foreign exchange loss (gain)	(46,123)	(88,728)
General and administrative	137,494	132,673
License fees	45,941	40,000
Management fees	280,950	184,463
Professional fees	133,836	168,354
Public listing costs	39,651	24,405
Rent	64,196	57,853
Research and development	698,567	396,278
Shareholder communications and awareness	26,931	7,382
Travel and promotion	178,442	199,327
Wages and benefits	43,268	37,736

Total operating expenses	2,110,013	1,568,122

Loss before other income (expense)	(1,911,105)	(1,293,538)

Other income (expense)

Accretion of discounts on convertible debentures	(110,842)	(26,557)
Gain on settlement of debt	1,759	11,503
Loss on change in fair value of derivatives	(228,668)	–
Interest expense	(41,175)	(44,168)

Total other income (expense)	(378,926)	(59,222)

Net loss for the period	(2,290,031)	(1,352,760)

Less: net loss attributable to the non-controlling interest	74,410	62,104

Net loss attributable to Mantra Venture Group Ltd.	(2,215,621)	(1,290,656)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.03)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	70,847,805	59,096,396

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of stockholder’s equity (deficit)
For the Years Ended May 31, 2015 and 2014

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

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of stockholder’s equity (deficit)
For the Years Ended May 31, 2015 and 2014

	Common Stock		Additional	Common	Common stock			Total
			paid-in	stock	subscriptions	Accumulated	Non-controlling	stockholders’
		Amount	capital	subscribed	receivable	Deficit	interest	equity (deficit)
	Number	$	$	$	$	$	$	$

Balance, May 31, 2014	69,157,322	692	9,679,880	216,391	(1,791)	(9,314,295)	(118,176)	462,701

Stock Issued for Cash
Stock issued at $0.25 per share pursuant to the exercise of warrants	240,000	2	61,623	(32,625)	(19,000)	–	–	10,000
Stock issued at $0.25 per share pursuant to the exercise of options	150,000	1	2,999	–	(3,000)	–	–	–
Units issued at $0.30 per share	533,333	5	159,995	(100,000)	–	–	–	60,000
Units issued at $0.20 per share	500,000	5	99,995	–	–	–	–	100,000
Units issued at $0.40 per share	150,000	2	59,998	–	–	–	–	60,000
Stock issued at $0.18 per share	138,889	1	24,999	–	–	–	–	25,000

Shares issued for services	587,000	6	41,753	(5)	–	–	–	41,754

Subscriptions received	–	–	–	–	23,791	–	–	23,791

Shares issuable for conversion of debt	60,037	1	9,018	(9,019)	–	–	–	–

Fair value of stock options granted	–	–	322,005	–	–	–	–	322,005

Net loss for the year	–	–	–	–	–	(2,215,621)	(74,410)	(2,290,031)
Balance, May 31, 2015	71,516,581	715	10,462,265	74,742	–	(11,529,916)	(192,586)	(1,184,780)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year Ended	Year Ended
	May 31,	May 31,
	2015	2014
	$	$
Operating activities
Net loss	(2,290,031)	(1,352,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in fair value of derivative liability	193,424	–
Amortization of finance costs	2,415	–
Accretion of discounts on convertible debentures	110,842	26,557
Depreciation and amortization	40,769	25,772
Foreign exchange loss (gain)	(8,062)	(7,424)
Gain on settlement of debt	(1,759)	(11,503)
Initial derivative expenses	35,244	–
Shares issued for services	41,754	94,703
Stock-based compensation on options and warrants	322,005	103,000
Changes in operating assets and liabilities:
Amounts receivable	138,064	(143,676)
Prepaid expenses and deposits	370,551	(170,772)
Accounts payable and accrued liabilities	(99,421)	147,298
Due to related parties	(47,801)	(13,430)
Net cash used in operating activities	(1,192,006)	(1,302,235)
Investing activities
Purchase of property and equipment	(28,295)	(48,475)
Investment in intangible assets	(33,478)	(30,333)
Net cash used in investing activities	(61,773)	(78,808)
Financing activities

Repayment of capital lease obligations	(10,145)	(7,542)
Repayment of loan payable	(54,807)	(101,809)
Proceeds from issuance of convertible debentures	125,000	192,000
Proceeds from stock subscribed	23,791	–
Finance costs	(9,500)	–
Proceeds from the issuance of options and warrants	10,000
Proceeds from issuance of common stock and subscriptions received	245,000	2,204,893

Net cash provided by financing activities	329,339	2,287,542
Change in cash	(924,440)	906,499
Cash, beginning of period	931,886	25,387
Cash, end of period	7,446	931,886

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	100,0000	43,000
Common stock issued to settle debt	9,019	–
Loan payable settled through shares issuable	–	9,019
Common stock issued for pre-paid asset	–	360,000
Debt discount on beneficial conversion feature	–	192,000
Original debt discount against derivative liability	125,000	–
Common stock issued on exercise of options	3,001	–
Warrants exercised for common stock and subscriptions receivable	51,625	–
Common stock issued for common stock receivable	2,998	–

Supplemental disclosures:
Interest paid	8,668	9,098
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2015, the Company has accumulated losses of $11,529,916 and a working capital deficit of $1,358,296. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(a)	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.55% owned and Mantra Energy Alternatives Ltd., which is 88.21% owned. All inter- company balances and transactions have been eliminated.

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

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk. The Company had no allowance for doubtful accounts as of May 31, 2015 and 2014.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

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

As of May 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2015. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2015 and 2014, there were no charges for interest or penalties.

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

(k)	Research and Development Costs

Research and development costs are expensed as incurred.

(l)	Stock-based Compensation

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

(m)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2015, the Company had 8,838,205(2014 – 10,904,755) dilutive potential shares outstanding.

(n)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

(o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

(p)	Fair Value Measurements

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

Level 1 – quoted prices for identical instruments in active markets.

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the year ended May 31, 2015 and 2014. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

(q)	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at May 31, 2015 and 2014, the Company had a $353,668 and $Nil derivative liability, respectively.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

			May 31,	May 31,
			2015	2014
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Furniture and equipment	2,496	457	2,039	–
Computer	5,341	4,512	829	2,821
Research equipment	139,948	70,209	69,739	51,030
Vehicles under capital lease	68,340	50,742	17,598	40,380
	216,125	125,920	90,205	94,231

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

5.	Intangible Assets

			May 31,	May 31,
			2015	2014
		Accumulated	Net carrying	Net carrying
	Cost	amortization	value	value
	$	$	$	$
Patents	58,628	4,051	54,577	29,547

Estimated Future Amortization Expense:

$
For year ended May 31, 2016	3,235
For year ended May 31, 2017	3,235
For year ended May 31, 2018	3,235
For year ended May 31, 2019	3,235
For year ended May 31, 2020	3,235

6.	Related Party Transactions

a)	During the year ended May 31, 2015, the Company incurred management fees of $162,449 (2014 - $128,917) and rent of $Nil (2014 - $13,500) to the President of the Company.

b)	During the year ended May 31, 2015, the Company incurred management fees of $54,760 (2014 - $55,546) to the spouse of the President of the Company.

c)	During the year ended May 31, 2015, the Company incurred research and development fees of $76,065 (2014 - $65,121) to a director of the Company.

d)

On December 9, 2014, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $36,797 as management fees.

e)

On March 17, 2015, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $13,472 as management fees.

f)

On March 17, 2015, the Company granted 100,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $6,736 as management fees.

g)

On March 17, 2015, the Company granted 100,000 stock options exercisable at $0.20 per share for a period of two years to the President of the Company. The Company recorded the fair value of the vested portion of the options of $6,736 as management fees.

h)

As at May 31, 2015, the Company owes a total of $93,418 (May 31, 2014 - $136,320) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

i)	As at May 31, 2015, the Company owes $18,775 (May 31, 2014- $23,383) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

	(a)	As at May 31, 2015, the amount of $50,738 (Cdn$63,300) (May 31, 2014 - $58,251 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at May 31, 2015, the amount of $17,500 (May 31, 2014 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(c)	As at May 31, 2015, the amount of $15,000 (May 31, 2014 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

(d)	As at May 31, 2015, the amount of $15,171 (Cdn$18,895) (May 31, 2014 – $17,387 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at May 31, 2015, the amounts of $7,500 and $29,707 (Cdn$37,000) (May 31, 2014 - $7,500 and $34,048, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)	As at May 31, 2015, the amount of $4,490 (May 31, 2014 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2015:

Year ending May 31:	$
2016	18,222
Net minimum lease payments	18,222
Less: amount representing interest payments	(897)
Present value of net minimum lease payments	17,325
Less: current portion	(17,325)
Long-term portion	–

At the end of both leases, the Company has the option to purchase the vehicles for $9,000 each.

9.	Convertible Debentures

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
May 31, 2015
(Expressed in U.S. dollars)

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. At May 31, 2015, the other remaining debenture of $50,000 remained outstanding and past due.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at May 31, 2015, the carrying value of the convertible promissory note was $7,794.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at May 31, 2015, the carrying value of the convertible promissory note was $32,888.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at May 31, 2015, the carrying value of the convertible promissory note was $39,575.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2015, the carrying value of the convertible promissory note was $9,462.

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2015, the carrying value of the convertible promissory note was $5,978.

(g)

On February 17, 2015, the Company issued a convertible note in the principal amount of $125,000. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $160,244 resulted in a discount to the note payable of $125,000 and the recognition of a loss on derivatives of $35,244. During the year ended May 31, 2015, the Company recorded accretion of $31,783 increasing the carrying value of the note to $31,783.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

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

Upon the issuance of the convertible note payable described in Note 9(g), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election would qualify for treatment as derivative liabilities. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	May 31, 2015	May 31, 2014
Balance at the beginning of period	$–	$–
Addition of new derivative liabilities (embedded conversion options)	160,244	–
Change in fair value of embedded conversion option	193,424	–
Balance at the end of the period	$353,668	$–

The following table summarizes the change in fair value of derivatives:

	May 31, 2015	May 31, 2014
Fair value of derivative liabilities in excess of note proceeds received	$(35,244)	$–
Change in fair value of derivative liabilities during period	(193,424)	–
Change in fair value of derivatives	$(228,668)	$–

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

			Expected	Expected
	Expected	Risk-free Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At issuance	124%	0.07%	0%	0.50
At May 31, 2015	133%	0.10%	0%	0.21

11.	Common Stock

(a)

As at May 31, 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)

As at May 31, 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

(c)

As at May 31, 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non- controlling interest portion of $7,384.

Stock transactions during the year months ended May 31, 2015:

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

(h)	On June 30, and July 17, 2014, the Company issued 40,000 common shares with a fair value of $20,000 pursuant to a consulting agreement.

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

(l)

On September 9, 2014, the Company entered into a consulting agreement with a two month term with a consultant. Pursuant to the agreement, the Company issued 12,500 common shares with a fair value of $6,375 on September 15, 2014 and 12,500 common shares with a fair value of $5,000.

(m)	On October 15, 2014, the Company entered into a consulting agreement with a consultant. Pursuant to the agreement, the Company issued 10,000 common shares with a fair value of $4,500.

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

(p)	On May 21, 2015, the Company issued 138,889 common shares at $0.18 per share for proceeds of $25,000.

Stock transactions during the year ended May 31, 2014:

(a)

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
May 31, 2015
(Expressed in U.S. dollars)

(b)

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

(h)

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

(i)

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

(k)	On April 3, 2014, the Company issued 3,777,958 shares of common stock upon the exercise of warrants for proceeds of $711,442.

(l)

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

(m)	On April 18, 2014, the Company issued 410,000 shares of common stock upon the exercise of warrants for proceeds of $71,500.

(n)	On April 30, 2014, the Company issued 100,000 shares of common stock upon the exercise of stock options at $0.12 per share for proceeds of $12,000.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

12.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted average
	Number of	exercise price
	warrants	$

Balance, May 31, 2014	9,818,402	0.29
Issued	1,183,333	0.69
Exercised	(240,000)	0.26
Expired	(5,503,402)	0.23
Balance, May 31, 2015	5,258,333	0.44

As at May 31, 2015, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
4,075,000	0.37	April 10, 2019

5,258,333

13.	Stock Options

On June 1, 2014, the Company granted 150,000 stock options exercisable at $0.02 per share for a period of two years to a director. The Company recorded the fair value of the options of $94,600 as research and development fees.

On July 17, 2014, the Company granted 200,000 stock options exercisable at $0.30 per share for a period of two years to two consultants. The options vest 25% every year following the date of grant. The Company recorded the fair value of the vested portion of the options of $19,164 as consulting fees.

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

On December 9, 2014, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The options vest 25% on the date of grant and 25% every four months following the date of grant. The Company recorded the fair value of the vested portion of the options of $36,797 as management fees.

On March 17, 2015, the Company granted 100,000 options to the President of the Company and 300,000 stock options to two directors. The options are exercisable at $0.20 per share for a period of two years. The Company recorded the fair value of the vested portion of the options of $26,944 as management fees.

The following table summarizes the continuity of the Company’s stock options:

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

		Weighted	Weighted average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2014	675,000	0.17

Granted	1,350,000	0.18
Expired	(200,000)	0.10
Exercised	(150,000)	0.20
Outstanding, May 31, 2015	1,675,000	0.20	1.17	101,125
Exercisable, May 31, 2015	1,125,000	0.19	0.97	79,125

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at May 31, 2014	–	–
Granted	1,350,000	0.30
Vested	(800,000)	0.35
Non-vested at May 31, 2015	550,000	0.23

As at May 31, 2015, there was $39,146 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.49 years.

Additional information regarding stock options as of May 31, 2015 is as follows:

	Exercise
Number of	price
options	$	Expiry date
300,000	0.20	July 1, 2015
175,000	0.20	April 28, 2016
200,000	0.30	July 17, 2016
200,000	0.10	August 1, 2016
200,000	0.20	November 1, 2016
200,000	0.20	December 9, 2016
400,000	0.20	March 16, 2017
1,675,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	May 31, 2015	May 31, 2014
Risk-free Interest rate	0.57%	0.33%
Expected life (in years)	1.98	2.0
Expected volatility	113%	194%

During the year ended May 31, 2015, the Company recorded stock-based compensation of $322,005 (2014 - $38,200) for stock options granted.

The weighted average fair value of the stock options granted for the year ended May 31, 2015, was $0.30 (2014 - $0.13) per option. F-19

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

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

(c)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month. In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of May 31, 2015:

Twelve month periods ending May 31:	$
2016	37,669
2017	2,154
39,823

(d)

On November 1, 2014, the Company’s subsidiary entered into an employment agreement. Pursuant to the agreement, the employee will perform services for a term of one year for base remuneration of $80,000 per annum. In addition, the Company granted to the employee 100,000 stock options exercisable at a price of $0.20 per share. These options are non- transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
May 31, 2015
(Expressed in U.S. dollars)

(e)

On November 1, 2014, the Company’s subsidiary entered into an employment agreement. Pursuant to the agreement, the employee will perform services for a term of one year for base remuneration of $86,000 per annum. In addition, the Company granted to the employee 100,000 stock options exercisable at a price of $0.20 per share. These options are non- transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements.

(f)

On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 9(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff is seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements.

15.	Income Taxes

The Company has net operating losses carried forward of $10,104,812 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to Canadian and United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
	$	$
Income tax recovery at statutory rate	(778,611)	(459,938)
Permanent differences and other	239,113	58,557
Valuation allowance change	539,498	401,381
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2015 and 2014 are as follows:

	2015	2014
	$	$
Net operating losses carried forward	3,435,636	2,896,138
Valuation allowance	(3, 435,636)	(2,896,138)
Net deferred income tax asset	–	–

16.	Subsequent Events

(a)

On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001.

	(b)	On June 15, 2015, the Company entered into a consulting agreement pursuant to which the consultant will provide consulting services for six months in consideration for $65,000 per year.

(c)

The Company entered into a consulting agreement pursuant to which the consultant will provide consulting services for a period of six months in consideration for 150,000 common shares and $3,000 per month for the first three months and $5,000 for the remaining three months.

	(d)	On July 20, 2015, the Company issued 93,750 common shares at $0.16 per share for proceeds of $15,000.

	(e)	On July 22, 2015, the Company issued 300,000 shares to settle $24,000 owed to a creditor.

(f)

On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. The Company has only repaid $35,000 of the outstanding principal and the note is in default.

	(g)	On August 24, 2015, the Company issued 322,872 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(g).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

            Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

            Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of May 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Management’s report on internal control over financial reporting.

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2015 for the reasons discussed above.

            This annual report does not include an attestation report by Sadler, Gibb & Associates, L.L.C., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting.

            There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

            None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors has fixed the number of directors at three.

            Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	43	January 22, 2007
Jonathan Michael Boughen	Director	54	February 28, 2011
Patrick Dodd	VP of Business Development and Director	27	May 7, 2013
W. Glenn Parker	Director	53	December 9, 2014

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

Patrick Dodd –VP of Business Development and Director

            Patrick Dodd has been acting our VP of business development since March 1, 2014 and as director since May 7, 2013. Between January 8, 2013 and his appointment as our VP of business development, Mr. Dodd served as our chief technology officer.

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

W. Glenn Parker –Director

            W. Glenn Parker has been a director of our company since December 9, 2014.

            Mr. Parker founded Wychick Investment Advisors Inc. in 2005 and has served as President since that time. Mr. Parker was employed by D. A. Davidson & Co from 2003 to 2005 as Sr. Vice President and Branch Manager in Bend, Oregon. From 1991 to 2003, Mr. Parker was a 1st Vice President – Investments and Assistant Manager with Prudential Securities in Portland, Oregon. Since 1999, Mr. Parker has been the President of Cascadia Sportsmanagement Inc., a marketing, consulting and travel company based in Bend, Oregon that is dedicated to the needs of professional and elite athletes and sponsoring corporations.

            Mr. Parker completed his Certified Financial Planning (CFP) designation in 1994 and received his Certified Investment Management Analyst (CIMA) designation in 2000. Mr. Parker has an MBA and a combined Civil Engineering and Business degree from McMaster University in Canada. He is a member of the Investment Management Consultants Association and the CFP Board.

Family Relationships

            None.

Board Independence and Committees

            We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) each of Larry Kristof and Patrick Dodd, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Jonathan Michael Boughen and W. Glenn Parker are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

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

Professor PlamenAtanassov, Distinguished Professor (UNM)

            Professor PlamenAtanassov is the Founding Director of UNM’s Center for Emerging Energy Technologies and a Distinguished Professor at the Department of Chemical and Biological Engineering. He obtained his Ph.D. from the Bulgarian Academy of Sciences in Physical Chemistry and Electrochemistry in 1995 and since then has been heavily involved in applied electrochemistry and the development of fuel cell electrocatalysts. This work has primarily taken place at UNM, where Professor Atanassov has been successful in partnering with such companies as Daihatsu, Ballard, and CFD Research Corp., but also includes being a project leader in electrocatalyst development at Superior MicroPowders LLC (now Cabot Corp.).

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

            Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, except as noted below.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Larry Kristof(1)	1	1	1
Jonathan Michael Boughen	0	0	0
Patrick Dodd	1	1	0
W. Glenn Parker	0	0	0

(1)

Mr. Kristof has not filed a requisite Form 4 – Statement of Changes of Beneficial Ownership of Securities. The failure to file the form is the result of administrative delays. The transaction for which the Form 4 must be filed represents less than 1% of our issued and outstanding securities and does not materially impact the number of shares beneficially owned by Mr. Kristof.

ITEM 11 - EXECUTIVE COMPENSATION

            The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2015 and 2014.

Change in
Pension Value
						Non-Equity	and
						Incentive	Non-Qualified
				Stock	Option	Plan	Deferred	All Other
Name & Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Larry Kristof	2015	162,449	-	-	6,736	-	-	-	169,185
President,
Chief Executive Officer, Chief
Financial Officer, Secretary and
Treasurer	2014	128,917	-	-	-	-	-	-	128,917

Option/SAR Grants in Fiscal Year Ended May 31, 2015

		All Other Option Awards:		Grant Date Fair Value of
		Number of Securities	Exercise or Base Price of	Stock and Option Awards
Name	Grant Date	Underlying Options (#)	Option Awards ($/Share)	($)
Larry Kristof	3/17/15	100,000	$0.20	$12,675

Patrick Dodd	3/17/15	100,000	$0.20	$12,675

Outstanding Equity Awards at Fiscal Year-End Table

            The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of May 31, 2015.

	Number of	Number of
	Securities	Securities
	underlying	underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise
Name	Exercisable	Unexercisable	Price ($/Sh)	Option Expiration Date

Larry Kristof	25,000	75,000	$0.20	March 16, 2017

Patrick Dodd	25,000	75,000	$0.20	March 16, 2017

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,675,000	$0.20	1,000,808
Equity compensation plans not approved by security holders	-	-	-
Total	1,675,000	$0.20	1,000,808

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

            On January 8, 2013, we entered into an employment agreement with Larry Kristof, whereby Larry Kristof has agreed to provide services as chief executive officer of our company. The agreement had an initial term of two years, and automatically renews for continues one year periods unless either party gives notice of its intention to terminate at least 30 days prior to a renewal date. In addition, the employment agreement may be terminated by Larry Kristof, for any reason, by providing at least three month’s advance written notice to our company.As compensation, pursuant to the terms of the employment agreement, Larry Kristof will receive an annual salary of $60,000, payable in equal monthly installments.

            Also on January 8, 2013, our company’s subsidiary, Mantra Energy Alternatives Ltd., entered into an employment agreement with Larry Kristof on the same terms and conditions as the employment agreement with our company.

Director Compensation

            The following table sets forth summary information concerning the total compensation paid to our non-employee directors in fiscal 2015 for services to our company.

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Jonathan Boughen	$0	$13,472	$13,472
W. Glenn Parker	$0	$36,797	$36,797
Total:	$0	$50,269	$50,269

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 16, 2015:

  by each person who is known by us to beneficially own more than 5% of our common stock;

  by each of our officers and directors; and

  by all of our officers and directors as a group.

            Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Mantra Venture Group Ltd., #562 – 800 15355 24th Avenue, Surrey, British Columbia, Canada V4A 2H9.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Larry Kristof	Common Stock	13,300,000	(3)	18.36%
Jonathan Michael Boughen	Common Stock	162,500	(4)	*
Patrick Dodd	Common Stock	200,000	(5)	*
W. Glenn Parker	Common Stock	150,000	(6)	*
Officers and Directors as a Group (4 persons)	Common Stock	13,812,500	(7)	18.99%

0770987 BC Ltd.	Common Stock	13,250,000		18.31%

___________________________________________
* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 16, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 72,383,203 shares of common stock issued and outstanding as of September 16, 2015.

(3) Includes 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 13,250,000 shares of common stock owned by 0770987 BC Ltd. Larry Kristof, as the President of 0770987 BC Ltd.has investment and voting control over the shares held by this entity.

(4) Includes 100,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(5) Includes 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6) Represents shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 350,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years:

a)	During the year ended May 31, 2015, the Company incurred management fees of $162,449 (2014 - $128,917) and rent of $Nil (2014 - $13,500) to the President of the Company.
b)	During the year ended May 31, 2015, the Company incurred management fees of $54,760 (2014 - $55,546) to the spouse of the President of the Company.
c)	During the year ended May 31, 2015, the Company incurred research and development fees of $76,065 (2014 - $65,121) to a director of the Company.
d)

On December 9, 2014, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $36,797 as management fees.

e)

On March 17, 2015, the Company granted 200,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $13,472 as management fees.

f)

On March 17, 2015, the Company granted 100,000 stock options exercisable at $0.20 per share for a period of two years to a director. The Company recorded the fair value of the vested portion of the options of $6,736 as management fees.

g)

On March 17, 2015, the Company granted 100,000 stock options exercisable at $0.20 per share for a period of two years to the President of the Company. The Company recorded the fair value of the vested portion of the options of $6,736 as management fees.

h)

As at May 31, 2015, the Company owes a total of $93,418 (May 31, 2014 - $136,320) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

i)	As at May 31, 2015, the Company owes $18,775 (May 31, 2014- $23,383) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

            The aggregate fees billed for the most recently completed fiscal year ended May 31, 2015 and for fiscal year ended May 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	Sadler, Gibb 2015	Sadler, Gibb 2014	Saturna Group 2014
Audit Fees	$35,400	$23,000	CDN$15,200
Audit Related Fees	Nil	Nil	Nil
Tax Fees	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil
Total	$35,400	$23,000	CDN$15,200

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit #	Exhibit Description

2.1

Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.3	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)

10.4	Employment Agreement with and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.5

Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.6	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)

10.7	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)

10.8	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8- K filed on March 24, 2014)

10.9	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8- K filed on April 1, 2014)

10.10	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2014

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.01	List of Subsidiaries, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTRA VENTURE GROUP LTD.

Date: September 18, 2015	By:	/s/ LARRY KRISTOF
Larry Kristof
President, Chief Executive Officer and Chief Financial
Officer (Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LARRY KRISTOF	Director	September 18, 2015
Larry Kristof

/s/ JONATHAN BOUGHEN	Director	September 18, 2015
Jonathan Boughen

/s/ PATRICK DODD	Director	September 18, 2015
Patrick Dodd