Form 10-Q
period 2015-08-31
Mantra Venture Group Ltd.
filed 2015-10-26
CIK 1413891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to _________

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

As of October 23, 2015, there were 73,059,335 shares of registrant’s common stock outstanding.

MANTRA VENTURE GROUP LTD.

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANTRA VENTURE GROUP LTD.

MANTRA VENTURE GROUP LTD.
Consolidated balance sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2015	2015
	$	$
	(unaudited)
ASSETS
Current assets
Cash	–	7,446
Accounts receivable	4,770	25,527
Deferred finance costs	6,523	7,085
Prepaid expenses and deposits	97,259	126,146
Total current assets	108,552	166,204
Deposit	8,000	8,000
Restricted cash	20,208	20,734
Property and equipment, net	89,528	90,205
Intangible assets, net	54,125	54,577
Total assets	280,413	339,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Checks issued in excess of funds on deposit	13,562	–
Accounts payable and accrued liabilities	649,567	613,875
Due to related parties	113,517	112,193
Loans payable (net of discount of $2,930 and $0, respectively)	231,728	190,106
Obligations under capital lease	11,823	17,325
Convertible debentures (net of discount of $114,435 and $189,520, respectively)	397,418	237,333
Derivative liability	228,323	353,668
Total current liabilities	1,645,938	1,524,500
Obligations under capital lease	3,931	–
Total liabilities	1,649,869	1,524,500
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 72,383,203 (May 31, 2015 – 71,516,581) shares	724	715
Additional paid-in capital	10,614,270	10,462,265
Common stock subscribed	74,742	74,742
Accumulated deficit	(11,850,639)	(11,529,916)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,160,903)	(992,194)
Non-controlling interest	(208,553)	(192,586)
Total stockholders’ equity deficit	(1,369,456)	(1,184,780)
Total liabilities and stockholders’ deficit	280,413	339,720

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2015	2014
	$	$

Revenue	13,638	55,230

Cost of goods sold	–	–

Gross profit	13,638	55,230

Operating expenses

Business development	1,022	10,225
Consulting and advisory	92,122	136,394
Depreciation and amortization	3,431	9,984
Foreign exchange gain	(727)	(22,546)
General and administrative	26,191	61,367
Management fees	67,268	59,458
Professional fees	25,575	(2,943)
Public listing costs	9,852	13,055
Rent	20,948	17,984
Research and development	52,322	342,435
Travel and promotion	27,132	68,221
Wages and benefits	2,430	12,917

Total operating expenses	327,566	706,551

Loss before other income (expense)	(313,928)	(651,321)

Other income (expense)

Loss on settlement of debt	(24,000)	–
Accretion of discounts on convertible debentures	(181,910)	(8,449)
Gain on change in fair value of derivatives	206,696	–
Interest expense	(23,548)	(9,285)

Total other income (expense)	(22,762)	(17,734)

Net loss for the period	(336,690)	(669,055)

Less: net loss attributable to the non-controlling interest	15,967	16,696

Net loss attributable to Mantra Venture Group Ltd.	(320,723)	(652,359)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.00)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	72,566,328	70,323,401

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Consolidated statements of cash flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2015	2014
	$	$
Operating activities
Net loss	(336,690)	(669,055)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)in fair value of derivative liability	(416,963)	–
Amortization of finance costs	8,562	–
Accretion of discounts on convertible debentures	181,910	8,449
Depreciation and amortization	3,431	9,984
Foreign exchange loss (gain)	(6,586)	755
Initial derivative expenses	210,267	–
Shares issued for services	30,001	–
Stock-based compensation on options and warrants	15,610	223,091
Loss on settlement of debt	24,000	–
Changes in operating assets and liabilities:
Amounts receivable	20,757	116,135
Prepaid expenses and deposits	28,887	3,165
Accounts payable and accrued liabilities	59,691	(56,417)
Due to related parties	1,324	(76,295)
Net cash used in operating activities	(175,799)	(440,188)
Investing activities
Purchase of property and equipment	–	(5,330)
Investment in intangible assets	(682)	(22,415)
Net cash used in investing activities	(682)	(27,745)
Financing activities

Repayment of capital lease obligations	(1,527)	(2,899)
Repayment of loan payable	–	(27,339)
Proceeds from notes payable	50,000	–
Proceeds from issuance of convertible debentures	100,000	–
Checks issued in excess of funds on deposit	13,562	–
Finance costs	(8,000)	–
Proceeds from issuance of common stock and subscriptions received	15,000	69,999

Net cash provided by financing activities	169,035	39,761
Change in cash	(7,446)	(428,172)
Cash, beginning of period	7,446	931,886
Cash, end of period	–	503,714

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	141,649
Common stock issued to settle accounts payable	24,000	–
Common stock issued for conversion of notes payable	43,404	–
Common stock issued for pre-paid asset	–	5,880
Original debt discount against derivative liability	109,755	–

Supplemental disclosures:
Interest paid	726	942
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
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

The accompanying unaudited consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2015, the Company has an accumulated loss of $11,850,639, a working capital deficit of $1,537,386 and no cash. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk. The Company had no allowance for doubtful accounts as of August 31, 2015 and 2014.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

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

As of August 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three month period ended August 31, 2015 and 2014, there were no charges for interest or penalties.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

(m)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. As at August 31, 2015, the Company had 10,761,804 (May 31, 2015 – 8,838,205) dilutive potential shares outstanding.

(n)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended August 31, 2015 and 2014. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

(q)	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at August 31, 2015 and May 31, 2015, the Company had a $228,323 and $353,668 derivative liability, respectively.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

			August 31,	May 31,
			2015	2015
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$
Furniture and equipment	2,496	582	1,914	2,039
Computer	5,341	4,815	526	829
Research equipment	140,631	73,246	67,385	69,739
Vehicles under capital lease	71,283	51,580	19,703	17,598
	219,751	130,223	89,528	90,205

5.	Intangible Assets

			August 31,	May 31,
			2015	2015
		Accumulated	Net carrying	Net carrying
	Cost	amortization	value	value
	$	$	$	$
Patents	58,628	4,503	54,125	54,577

Estimated Future Amortization Expense:

$
For year ending May 31, 2016	2,426
For year ending May 31, 2017	3,235
For year ending May 31, 2018	3,235
For year ending May 31, 2019	3,235
For year ending May 31, 2020	3,235

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

6.	Related Party Transactions

	a)	During the three months ended August 31, 2015, the Company incurred management fees of $35,902 (2014 - $44,628) and rent of $Nil (2014 - $13,500) to the President of the Company.

	b)	During the three months ended August 31, 2015, the Company incurred management fees of $12,298 (2014 - $14,456) to the spouse of the President of the Company.

	c)	During the three months ended August 31, 2015, the Company incurred research and development fees of $17,663 (2014 - $15,080) to a director of the Company.

	d)	The Company recorded $19,068 of management fees for the vesting of options previously granted to officers and directors.

e)

As at August 31, 2015, the Company owes a total of $95,811 (May 31, 2015 - $93,418) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

	f)	As at August 31, 2015, the Company owes $17,706 (May 31, 2015 - $18,775) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

	(a)	As at August 31, 2015, the amount of $47,845 (Cdn$63,300) (May 31, 2015 - $50,738 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(b)	As at August 31, 2015, the amount of $17,500 (May 31, 2015 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(c)	As at August 31, 2015, the amount of $15,000 (May 31, 2015 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

	(d)	As at August 31, 2015, the amount of $14,307 (Cdn$18,895) (May 31, 2015 -$15,171 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at August 31, 2015, the amounts of $7,500 and $28,016 (Cdn$37,000) (May 31, 2015 - $7,500 and $29,707, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

	(f)	As at August 31, 2015, the amount of $4,490 (May 31, 2015- $4,490) is owed to a non-related party which is non- interest bearing, unsecured, and due on demand.

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

(h)

On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. Subsequent to the August 31, 2015, the Company repaid $35,000 of the outstanding principal and the note is in default.

The rights issued with the note qualified for derivative accounting and under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the three months ended August 31, 2015, the Company recorded accretion of $6,825 increasing the carrying value of the note to $47,070.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

8.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2015:

Year ending May 31:	$
2016	11,804
2017	4,556
2018	759
Net minimum lease payments	17,119
Less: amount representing interest payments	(1,365)
Present value of net minimum lease payments	15,754
Less: current portion	(11,823)
Long-term portion	3,931

At the end of the leases, the Company has the option to purchase the two vehicles for $1 and $9,000, respectively.

9.	Convertible Debentures

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

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

On November 15, 2013, the Company entered into a second settlement agreement amendment. Pursuant to the second amendment, on November 15, 2013, the Company agreed to pay interest of $4,438 (paid) and commencing February 1, 2014, the Company would make monthly payments of $10,000 on the outstanding principal and interest.

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. At August 31, 2015, the other remaining debenture of $50,000 remained outstanding and past due.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at August 31, 2015, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at August 31, 2015, the carrying value of the convertible promissory note was $54,862.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at August 31, 2015, the carrying value of the convertible promissory note was $70,160.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at August 31, 2015, the carrying value of the convertible promissory note was $11,589.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at August 31, 2015, the carrying value of the convertible promissory note was $8,410.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $160,244 resulted in a discount to the note payable of $125,000 and the recognition of a loss on derivatives of $35,244. On August 24, 2015, the Company issued 322,872 shares of common stock upon the conversion of $15,000 of principal. During the three months ended August 31, 2015, the Company recorded accretion of $25,594 increasing the carrying value of the note to $110,000. At August 31, 2015, the note remained outstanding and past due.

(h)

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $310,266 resulted in a discount to the note payable of $100,000 and the recognition of a loss on derivatives of $210,266.During the three months ended August 31, 2015, the Company recorded accretion of $22,544, increasing the carrying value of the note to $22,544.

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

Upon the issuance of the convertible note payable described in Note 9(g), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Note 9(h) and the rights described in Note 7(h) would qualify for treatment as derivative liabilities. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

	August 31, 2015	May 31, 2015
Balance at the beginning of period	$353,668	$–
Addition of new derivative liabilities (embedded conversion options)	320,022	160,244
Conversion of derivative liability	(28,404)
Change in fair value of embedded conversion option	(416,963)	193,424
Balance at the end of the period	$228,323	$353,668

The following table summarizes the change in fair value of derivatives:

	August 31, 2015	August 31, 2014
Fair value of derivative liabilities in excess of note proceeds received	$(210,267)	$–
Change in fair value of derivative liabilities during period	416,963	–
Change in fair value of derivatives	$206,696	$–

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Markets), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

			Expected	Expected
	Expected	Risk-free Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

At issuance	134-148%	0.07-0.74%	0%	0.50-2.00
At August 31, 2015	151-208%	0.27-0.74%	0%	0.25-1.00

11.	Common Stock

(a)

As at August 31, and May 31, 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)

As at August 31, and May 31, 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(c)

As at August 31, and May 31, 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

Stock transactions during the three months ended August 31, 2015:

(a)	On July 1, 2015, the Company issued 150,000 common shares with a fair value of $30,000 pursuant to a consulting agreement.

(b)	On July 20, 2015, the Company issued 93,750 common shares at $0.16 per share for proceeds of $15,000.

(c)	On July 22, 2015, the Company issued 300,000 shares to settle $24,000 owed to a creditor. The shares had a fair value of $48,000 and the Company recorded a loss on settlement of debt of $24,000.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

(d)	On August 24, 2015, the Company issued 322,872 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(g).

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

12.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

		Weighted average
	Number of	exercise price
	warrants	$

Balance, May 31, 2015	5,258,333	0.44
Issued	100,000	0.15
Balance, August 31, 2015	5,358,333	0.44

As at August 31, 2015, the following share purchase warrants were outstanding:

	Exercise
Number of	price
warrants	$	Expiry date
150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019
5,358,333

13.	Stock Options

During the three months ended August 31, 2015, the Company recorded $15,610 related to the vesting of previously granted stock options.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted average	Aggregate
		average	remaining	intrinsic
	Number	exercise price	contractual life	value
	of options	$	(years)	$
Outstanding, May 31, 2015	1,675,000	0.20
Expired	(300,000)	0.20
Outstanding, August 31, 2015	1,375,000	0.20	1.15	–
Exercisable, August 31, 2015	1,025,000	0.19	1.09	–

A summary of the changes of the Company’s non-vested stock options is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested stock options	Options	Fair Value
		$
Non-vested at May 31, 2015	550,000	0.23
Vested	200,000	0.17
Non-vested at August 31, 2015	350,000	0.23

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

As at August 31, 2015, there was $10,490 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.51 years.

Additional information regarding stock options as of August 31, 2015 is as follows:

	Exercise
Number of	price
options	$	Expiry date
175,000	0.20	April 28, 2016
200,000	0.30	July 17, 2016
200,000	0.10	August 1, 2016
200,000	0.20	November 1, 2016
200,000	0.20	December 9, 2016
400,000	0.20	March 16, 2017
1,375,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	August 31, 2015	August 31, 2014
Risk-free Interest rate	–	0.48%
Expected life (in years)	–	2.00
Expected volatility	–	114%

During the three month period ended August 31, 2015, the Company recorded stock-based compensation of $Nil (2014 - $193,091) for stock options granted.

The weighted average fair value of the stock options granted for the three month period ended August 31, 2014 - $0.47 per option.

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

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000(accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014 and each successive anniversary	Cdn$50,000 (accrued)

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

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

(c)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month. In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of August 31, 2015:

Fiscal year ending May 31:	$
2016	26,733
2017	2,032
28,765

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

(g)	On June 15, 2015, the Company entered into a consulting agreement pursuant to which the consultant will provide consulting services for six months in consideration for $65,000 per year.

MANTRA VENTURE GROUP LTD.
Notes to the consolidated financial statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

(h)

On July 1 2015, the Company entered into a consulting agreement pursuant to which the consultant will provide consulting services for a period of six months in consideration for 150,000 common shares and $3,000 per month for the first three months and $5,000 per month for the remaining three months. On July 1, 2015, the Company issued 150,000 shares to the consultant.

16.	Subsequent Events

(a)

On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. On September 8, 2015, the Company received the initial tranche of $100,000 net of a $26,087 original issue discount. The note bears interest at 12% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

(b)	On September 21, 2015, the Company issued 676,132 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 9(g).

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

     A second integrated research and development project will study carbon dioxide conversion to alternative chemical products by electrochemical reduction, with a focus on catalyst materials and lifetime. This project has, for the past two years, been our only source of revenue. From Phases 1 to3 (lasting from September 2013 to September 2015), we received approximately CDN$611,125. The Phase 3 review occurred in September 2015 and tentatively approved for advancement into Phase 4. The timeline and structure of Phase 4 will depend upon the results, expected in October 2015, of a large-scale funding application submitted to the European Union in June 2015. If successful, this funding will cover Phases 4 and 5 of the current project. The original budget for Phase 4 was CDN$35,375, while Phase 5 was to-be-determined based on the results of the previous phases. Mantra and Alstom continue to pursue additional funding opportunities.

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

     The MRFC was invented and developed at the University of British Columbia by Professor Emeritus Colin Oloman and his team. In July 2014, we brought the technology into our internal lab for development, which culminated in May 2015 in a video we released showcasing an electric scooter powered exclusively by our MRFC technology. This video was intended to promote the technology to strategic partners and investors. Much of our research budget and activity over the period of January to May 2015 was dedicated to the design and construction of this scooter and the subsequent production of the demonstration video. We are currently exploring possibilities for joint development of the fuel cell with strategic partners.

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

Results of Operations for the Three Month Periods Ended August 31, 2015 and August 31, 2014.

     The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended August 31, 2015 which are included herein.

Revenues

     Our operating results for three month periods ended August 31, 2015 and August 31, 2014 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	August 31, 2015
	Ended	Ended	and
	August 31, 2015	August 31, 2014	August 31, 2014
	($)	($)	($)
Revenue	$13,638	$55,230	$(41,592)
Operating expenses	$327,566	$706,551	$(378,985)
Other expenses	$(22,762)	$(17,734)	$(5,028)
Net loss	$(336,690	$(669,055)	$(332,365)

     For the three months ended August 31, 2015, we generated $13,638 in revenues compared to revenues of $55,230 generated during the same period in 2014. Revenues decreased because in 2015, our revenue-generating project was in its third phase, which had a smaller total budget than its second phase (which was being carried out during the same period in 2014). Additionally, more of the third phase budget was spent in the early months of the phase (early 2015), leaving less of the budget available for the final months of the phase (June to August 2015).

Expenses

     Our operating expenses for the three month periods ended August 31, 2015 and August 31, 2014 are summarized as follows:

	Three Months Ended
	August 31,	August 31,
	2015	2014
	($)	($)
Business development	$1,022	$10,225
Consulting and advisory	$92,122	$136,394
Depreciation and amortization	$3,431	$9,984
Foreign exchange loss (gain)	$(727)	$(22,546)
General and administrative	$26,191	$61,367
Management fees	$67,268	$59,458
Professional fees	$25,575	$(2,943)
Public listing costs	$9,852	$13,055
Rent	$20,948	$17,984
Research and development	$52,322	$342,435
Travel and promotion	$27,132	$68,221
Wages and benefits	$2,430	$12,917

     For the three months ended August 31, 2015, we incurred total operating expenses of $327,566, compared to total operating expenses for the three months ended August 31, 2014 of $706,551. The $378,985decrease in operating expense during 2015 is primarily due to a $290,113 decrease in research and development expenses and a corresponding decrease of $44,272 in expenses related to consulting and advisory services. The reduced research and development expenses are a result of reduced activity on our primary research project, as mentioned above. Also contributing to this decrease was a decrease of $41,079 in travel and promotion, resulting from attending fewer conferences and promotional events.

Net Loss

     For the three months ended August 31, 2015, we incurred a net loss of $336,690, compared to a net loss of $669,055 for the same period in 2014.

Liquidity and Capital Resources

     As of August 31, 2015, our total current assets were $108,552 and our total current liabilities were $1,645,937, resulting in a working capital deficit of $1,537,386 compared to working capital of $1,358,296 as at May 31, 2015.

     We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three	Three
	Months Ended	Months Ended
	August31,	August31,
	2015	2014
Net Cash Used in Operating Activities	$(175,799)	$(440,188)
Net Cash Used In Investing Activities	$(682)	$(27,745)
Net Cash Provided by Financing Activities	$169,035	$39,761
Cash decrease during the year	$(7,446)	$(428,172)

     The decrease in cash that we experienced during the three months ended August 31, 2015 was smaller than that experienced in the prior period, resulting primarily from a reduction in the net cash used in operating activities and an increase in the net cash provided by financing activities. We expect that our total expenses will increase over the next year as we increase our business operations, which is subject to raising additional funds, for which we currently have no commitments. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, subject to raising additional funds, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

Description	Estimated expenses ($)
Research and Development	500,000
Consulting Fees	250,000
Commercialization of ERC	3,000,000
Shareholder communication and awareness	200,000
Professional Fees	300,000
Wages and Benefits	200,000
Management Fees	150,000
Total	4,600,000

     In order to fully carry out our business plan, we need additional financing of approximately $4,600,000for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

     Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of August 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

     There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

     Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended August 31, 2015, we sold 93,750 shares of common stock to an accredited investor for gross proceeds of $15,000.

     During the quarter ended August 31, 2015, we issued 300,000 shares of common stock upon settlement of an outstanding debt of $24,000.

     During the quarter ended August 31, 2015, we issued 150,000 shares of common stock to a consultant in exchange for services rendered with a fair value of $0.20.

     During the quarter ended August 31, 2015, we issued 322,872 shares of common stock to an accredited investor upon conversion of $15,000 in principal of an outstanding convertible debenture.

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

MANTRA VENTURE GROUP LTD.

Date: October 23, 2015	By:	/s/ LARRY KRISTOF
Larry Kristof
Chief Executive Officer (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)