Form 10-Q
period 2015-11-30
Mantra Venture Group Ltd.
filed 2016-01-27
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			November 30, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53461
MANTRA VENTURE GROUP LTD.
(Exact name of registrant as specified in its charter)
Nevada				26-0592672
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
#562 - 800 15355 24th Avenue, Surrey, British Columbia, Canada				V4A 2H9
(Address of principal executive offices)				(Zip Code)
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
80,138,619 common shares issued and outstanding as of January 20, 2016

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets as of November 30, 2015, and May 31, 2015 (unaudited)	F-1

Consolidated statements of operations for the three and six month period ended November 30, 2015 and 2014 (unaudited)	F-2

Consolidated statements of cash flows for the three and six month period ended November 30, 2015 and 2014 (unaudited)	F-3

Notes to consolidated financial statements	F-4 – F-21

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	November 30,	May 31,
	2015	2015
	$	$
	(Unaudited)
ASSETS
Current assets
Cash	-	7,446
Accounts receivable	7,941	25,527
Deferred finance costs	4,583	7,085
Prepaid expenses and deposits	36,693	126,146

Total current assets	49,217	166,204
Deposit	8,000	8,000
Restricted cash	14,550	20,734
Property and equipment, net	83,036	90,205
Intangible assets, net	64,984	54,577
Total assets	219,787	339,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Checks issued in excess of funds on deposit	5,636	-
Accounts payable and accrued liabilities	737,621	613,875
Due to related parties	91,519	112,193
Loans payable	183,670	190,106
Obligations under capital lease	10,929	17,325
Convertible debentures (net of discount of $231,655 and $189,520, respectively)	447,064	237,333
Derivative liability	519,082	353,668
Total current liabilities	1,995,521	1,524,500
Obligations under capital lease	2,870	-
Total liabilities	1,998,391	1,524,500

Stockholders' deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock
Authorized: 20,000,000 shares, par value $0.00001
Issued and outstanding: Nil shares	-	-
Common stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 78,138,619 (May 31, 2015 – 71,516,581) shares	783	715
Additional paid-in capital	10,934,305	10,462,265
Common stock subscribed	74,742	74,742
Accumulated deficit	(12,566,702)	(11,529,916)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,556,872)	(992,194)
Non-controlling interest	(221,732)	(192,586)
Total stockholders’ equity deficit	(1,778,604)	(1,184,780)
Total liabilities and stockholders’ deficit	219,787	339,720

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015 $	2014 $	2015 $	2014 $

Revenue	37,130	22,566	50,768	77,796

Cost of goods sold	–	–	–	–

Gross profit	37,130	22,566	50,768	77,796

Operating expenses

Business development	–	5,708	1,022	15,933
Consulting and advisory	54,471	123,190	146,593	259,584
Depreciation and amortization	7,794	10,066	11,225	20,050
Foreign exchange gain	268	(24,442)	(459)	(46,988)
General and administrative	10,316	22,632	36,507	83,999
License fees	37,445	45,941	37,445	45,941
Management fees	51,170	56,541	118,438	115,999
Professional fees	74,499	72,709	100,074	69,766
Public listing costs	1,667	18,012	11,519	31,067
Rent	10,079	15,561	31,027	33,545
Research and development	40,580	224,974	92,902	567,409
Supplies	3,076	17,077	3,076	17,077
Travel and promotion	5,942	65,496	33,074	133,717
Wages and benefits	–	7,091	2,430	20,008

Total operating expenses	297,307	660,556	624,873	1,367,107

Loss before other expense	(260,177)	(637,990)	(574,105)	(1,289,311)

Other income (expense)

(Loss) Gain on settlement of debt	–	1,759	(24,000)	1,759
Accretion of discounts on convertible debentures	(136,797)	(13,379)	(318,707)	(21,828)
Loss on change in fair value of derivatives	(298,121)	–	(91,425)	–
Interest expense	(34,147)	(8,685)	(57,695)	(17,970)

Total other income expense	(469,065)	(20,305)	(491,827)	(38,039)

Net loss for the period	(729,242)	(658,295)	(1,065,932)	(1,327,350)

Less: net loss attributable to the non-controlling interest	13,179	24,389	29,146	41,085

Net loss attributable to Mantra Venture Group Ltd.	(716,063)	(633,906)	(1,036,786)	(1,286,265)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	73,417,388	70,757,637	73,139,100	70,555,245

 (The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended November 30, 2015 $	Six Months Ended November 30, 2014 $
Operating activities

Net loss	(1,065,932)	(1,327,350)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) in fair value of derivative liability	(268,442)	–
Amortization of finance costs	15,502	–
Accretion of discounts on convertible debentures	318,707	21,828
Depreciation and amortization	11,225	20,050
Foreign exchange loss (gain)	(7,841)	(3,982)
Initial derivative expenses	359,867	–
Shares issued for services	30,001	–
Stock-based compensation on options and warrants	19,118	290,450
Loss (gain) on settlement of debt	24,000	(1,759)

Changes in operating assets and liabilities:
Amounts receivable	17,586	147,364
Prepaid expenses and deposits	89,453	98,370
Accounts payable and accrued liabilities	153,500	(99,650)
Due to related parties	(20,674)	(85,987)

Net cash used in operating activities	(323,930)	(940,666)

Investing activities

Purchase of property and equipment	(682)	(20,549)
Investment in intangible assets	(12,161)	(25,454)

Net cash used in investing activities	(12,843)	(46,003)

Financing activities

Repayment of capital lease obligations	(3,309)	(5,719)
Repayment of loan payable	(50,000)	(45,956)
Proceeds from notes payable	50,000	–
Proceeds from issuance of convertible debentures	312,000	–
Checks issued in excess of funds on deposit	5,636	–
Proceeds from issuance of common stock and subscriptions received	15,000	173,787

Net cash provided by financing activities	329,327	122,112

Change in cash	(7,446)	(864,557)

Cash, beginning of period	7,446	931,886

Cash, end of period	–	67,329

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	112,625
Common stock issued to settle accounts payable and debt	24,000	9,019
Common stock issued for conversion of notes payable	359,988	–
Common stock issued for pre-paid asset	–	–
Original issue discounts	26,087	–
Debt issuance cost	13,000	–
Original debt discount against derivative liability	334,755	–

Supplemental disclosures:
Interest paid	9,333	6,023
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

November 30, 2015

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at November 30, 2015, the Company has an accumulated loss of $12,566,702, a working capital deficit of $1,946,304 and no cash. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk. The Company had no allowance for doubtful accounts as of November 30, 2015 and 2014.

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

As of November 30, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the six month period ended November 30, 2015 and 2014, there were no charges for interest or penalties.

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

(m)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2015, the Company had 34,949,950 (May 31, 2015 – 8,838,205) dilutive potential shares outstanding.

(n)

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended November 30, 2015 and 2014. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

(q)

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at November 30, 2015 and May 31, 2015, the Company had a $519,082 and $353,668 derivative liability, respectively.

3.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.

Property and Equipment

	Cost $	Accumulated depreciation $	November 30, 2015 Net carrying value $	May 31, 2015 Net carrying value $

Furniture and equipment	2,496	707	1,788	2,039
Computer	5,341	5,118	224	829
Research equipment	140,631	77,588	63,043	69,739
Vehicles under capital lease	71,283	53,302	17,981	17,598

	219,751	136,715	83,036	90,205

5.

Intangible Assets

	Cost $	Accumulated amortization $	November 30, 2015 Net carrying value $	May 31, 2015 Net carrying value $

Patents	70,789	5,805	64,984	54,577

Estimated Future Amortization Expense:

$
For year ending May 31, 2016	2,604
For year ending May 31, 2017	5,208
For year ending May 31, 2018	5,208
For year ending May 31, 2019	5,208
For year ending May 31, 2020	5,208

6.

Related Party Transactions

a)

During the six months ended November 30, 2015, the Company incurred management fees of $65,485 (2014 - $86,816) to the President of the Company.

b)

During the six months ended November 30, 2015, the Company incurred management fees of $23,820 (2014 - $29,183) to the spouse of the President of the Company.

c)

During the six months ended November 30, 2015, the Company incurred research and development fees of $28,920 (2014 - $39,503) to a director of the Company.

d)

The Company recorded $29,133 of management fees for the vesting of options previously granted to officers and directors.

e)

As at November 30, 2015, the Company owes a total of $74,007 (May 31, 2015 - $93,418) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f)

As at November 30, 2015, the Company owes $17,512 (May 31, 2015 - $18,775) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.

Loans Payable

(a)

As at November 30, 2015, the amount of $47,321 (Cdn$63,300) (May 31, 2015 - $50,738 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at November 30, 2015, the amount of $17,500 (May 31, 2015 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)

As at November 30, 2015, the amount of $15,000 (May 31, 2015 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(d)

As at November 30, 2015, the amount of $14,150 (Cdn$18,895) (May 31, 2015 -$15,171 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at November 30, 2015, the amounts of $7,500 and $27,709 (Cdn$37,000) (May 31, 2015 - $7,500 and $29,707, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)

As at November 30, 2015, the amount of $4,490 (May 31, 2015- $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

(h)

On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015.  The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017.   During the six months ended November 30, 2015, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting and under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the six months ended November 30, 2015, the Company recorded accretion of $9,755.

8.

Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2015:

Year ending May 31:	$
2016	9,382
2017	4,507
2018	751

Net minimum lease payments	14,640
Less: amount representing interest payments	(841)

Present value of net minimum lease payments	13,799
Less: current portion	(10,929)

Long-term portion	2,870

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture.  As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661.  During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853.  At November 30, 2015, the other remaining debenture of $50,000 remained outstanding and past due.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at November 30, 2015, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at November 30, 2015, the carrying value of the convertible promissory note was $58,000 and the note remained outstanding and in default.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at November 30, 2015, the carrying value of the convertible promissory note was $94,000 and the note remained outstanding and in default.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at November 30, 2015, the carrying value of the convertible promissory note was $14,164.

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at November 30, 2015, the carrying value of the convertible promissory note was $11,787.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $160,244 resulted in a discount to the note payable of $125,000 and the recognition of a loss on derivatives of $35,244. During the six months ended November 30, 2015, the Company issued 6,078,288 shares of common stock upon the conversion of $99,222 of principal.  During the six months ended November 30, 2015, the Company recorded accretion of $93,216 increasing the carrying value of the note to $25,778.At November 30, 2015, the note remained outstanding and past due.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $310,266 resulted in a discount to the note payable of $100,000 and the recognition of a loss on derivatives of $210,266.  During the six months ended November 30, 2015, the Company recorded accretion of $100,000, increasing the carrying value of the note to $100,000.

(i)

On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. During the six months ended November 30, 2015, the Company received the initial tranches of $225,000 net of a $26,087 original issue discount. The note bears interest at 12% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $376,713 resulted in a discount to the note payable of $225,000 and the recognition of a loss on derivatives of $151,713.  During the six months ended November 30, 2015, the Company recorded accretion of $23,482, increasing the carrying value of the note to $23,482.

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

Upon the issuance of the convertible note payable described in Note 9(g), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options.  The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(h) and 9(i), and the rights described in Note 7(h) would qualify for treatment as derivative liabilities.  The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	November 30, 2015	May 31, 2015

Balance at the beginning of period	$353,668	$–

Addition of new derivative liabilities (embedded conversion options)	694,623	160,244
Conversion of derivative liability	(260,767)
Change in fair value of embedded conversion option	(268,442)	193,424

Balance at the end of the period	$519,082	$353,668

The following table summarizes the change in fair value of derivatives:

	November 30, 2015	November 30, 2014

Fair value of derivative liabilities in excess of note proceeds received	$(359,867)	$–
Change in fair value of derivative liabilities during period	268,442	–

Change in fair value of derivatives	$(91,425)	$–

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-184%	0.07-0.74%	0%	0.50-2.00
At November 30, 2015	171-182%	0.25-0.51%	0%	0.78-1.00

11.

Common Stock

(a)

As at November 30, and May 31, 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units.  Each unit consisted of one share of common stock and one-half of one share purchase warrant.  Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)

As at November 30, and May 31, 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(c)

As at November 30, and May 31, 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

Stock transactions during the six months ended November 30, 2015:

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

(e)

On September 21, 2015, the Company issued 676,132 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 9(g).

(f)

On October 22, 2015, the Company issued 1,581,778 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 9(g).

(g)

On November 9, 2015, the Company issued 3,497,506 shares of common stock upon the conversion of $44,222 of principal of the convertible note described in Note 9(g).

12.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2015	5,258,333	0.44

Issued	100,000	0.15

Balance, November 30, 2015	5,358,333	0.44

As at November 30, 2015, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019

5,358,333

13.

Stock Options

During the six months ended November 30, 2015, the Company recorded $19,118 related to the vesting of previously granted stock options.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2015	1,675,000	0.20

Expired	(300,000)	0.20

Outstanding, November 30, 2015	1,375,000	0.20	0.90	–
Exercisable, November 30, 2015	1,125,000	0.24	0.89	–

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at May 31, 2015	550,000	0.23
Vested	(300,000)	0.19

Non-vested at November 30, 2015	250,000	0.17

As at November 30, 2015, there was $4,030 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.28 years.

Additional information regarding stock options as of November 30, 2015 is as follows:

Number of options	Exercise price $	Expiry date

175,000	0.20	April 28, 2016
200,000	0.30	July 17, 2016
200,000	0.10	August 1, 2016
200,000	0.20	November 1, 2016
200,000	0.20	December 9, 2016
400,000	0.20	March 16, 2017

1,375,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	November 30, 2015	November 30, 2014

Risk-free Interest rate	–	0.48%
Expected life (in years)	–	1.97
Expected volatility	–	111%

During the six month period ended November 30, 2015, the Company recorded stock-based compensation of $Nil (2014 - $248,690) for stock options granted.

The weighted average fair value of the stock options granted for the six month period ended November 30, 2015 - $0.42 per option.

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

(c)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014.  Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month.  In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014.  Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of November 30, 2015:

Fiscal year ending May 31:	$
2016	17,627
2017	2,032
19,637

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

(i)

On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400.  The Company believes the claim is without merit and intends to defend itself.

16.

Subsequent Events

(a)

On December 4, 2015, the holder of the convertible debentures described in Notes 9(g) and (h) entered into an agreement to sell and assign the remaining outstanding principal to a third party.  The Company approved and is bound by the assignment and sale agreement.

(b)

On December 22, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

(c)

On January 1, 2016, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

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

Business Overview

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada. Our principal offices are located at #562 - 800 15355 24th Avenue, Street, Surrey, British Columbia, Canada, V4A 2H9. Our telephone number is (604) 560-1503. Our fiscal year end is May 31.

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

On May 25, 2015, we released a demonstration video of our MRFC technology. This video showcased the fuel cell powering an electric scooter, and was designed to demonstrate the capabilities of the technology to strategic partners and investors.

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

Established and Emerging Market for ERC and its Chemical Products

The technology behind ERC can be applied to any scale commercial venture which outputs CO2 into the atmosphere, though it is expected to be most effective when applied to large scale stationary sources. We anticipate that, once fully commercialized, we will be able to offer ERC as a CO2management system to various industry including steel, cement, fermentation processes, power generation and pulp and paper.

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

Results of Operations for the Three and Six Month Periods Ended November 30, 2015 and November 30, 2014

Revenues

Our operating results for the three and six month periods ended November 30, 2015 and November 30, 2014 are summarized as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Revenue	$37,130	$22,566	$50,768	$77,796
Operating expenses	$297,307	$660,556	$624,873	$1,367,107
Other expenses	$(469,065)	$(20,305)	$(491,287)	$(38,039)
Net loss	$(729,242)	$(20,305)	$(1,065,932)	$(1,327,350)

Our net loss for the three months ended November 30, 2015 was $729,242. Our net loss for six months ended November 30, 2015 was $1,065,932.

Revenue generated during the three months ended November 30, 2015 was $37,130 compared to revenue of $22,566 during the same period in 2014.  Revenue generated during the six months ended November 30, 2015 was $50,768 compared to revenue of $77,796 during the same period in 2014.

Expenses

Our operating expenses for the three and six month periods ended November 30, 2015 and November 30, 2014 are summarized as follows:

		Three Months Ended		Six Months Ended
		November 30,		November 30,
		2015	2014	2015	2014
Business development	$	Nil	$5,708	$1,022	$15,933
Consulting and advisory		$54,471	$123,190	$146,593	$259,584
Depreciation and amortization		$7,794	$10,066	$11,225	$20,050
Foreign exchange gain		$268	$(24,442)	$(459)	$(46,988)
General and administrative		$10,316	$22,632	$36,507	$83,999
License fees		$37,445	$45,941	$37,445	$45,941
Management fees		$51,170	$56,541	$118,438	$115,999
Professional fees		$74,499	$72,709	$100,074	$69,766
Public listing costs		$1,667	$18,012	$11,519	$31,067
Rent		$10,079	$15,561	$31,027	$33,545
Research and Development		$40,580	$224,974	$92,902	$567,409
Supplies		$3,076	$17,077	$3,076	$17,077
Travel and promotion		$5,942	$65,496	$33,074	$133,717
Wages and benefits	$	Nil	$7,091	$2,430	$20,008

During the three months ended November 30, 2015 our operating expenses were $297,307 compared to operating expenses of $660,556 for the three month period ended November 30, 2015.  The decrease of operating expenses of $363,249 during this period primarily consisted of a decrease in consulting and advisory fees, research and development and travel and promotion.  Consulting and advisory fees decreased during the period ended November 30, 2015, as a result of scaling back the number of consultants under contract.  Travel and promotional expenses decreased during the period ended November 30, 2015, as a result of reduced travel to seek new proposals.  Research and development decreased during the period ended November 30, 2015, as the Company has moved past the research phase of our current projects.

During the six months ended November 30, 2015 our operating expenses were $624,873 compared to operating expenses of $1,367,107 for the six month period ended November 30, 2015.  The decrease of operating expenses of $742,234 during this period primarily consisted of a decrease in consulting and advisory fees, general and administrative expenses, research and development and travel and promotion. Consulting and advisory fees decreased during the period ended November 30, 2015, as a result of scaling back the number of consultants under contract.  General and administrative expenses were reduced due to a reduced budget during the period ended November 30, 2015. Travel and promotional expenses decreased during the period ended November 30, 2015, as a result of reduced travel to seek new proposals.  Research and development decreased during the period ended November 30, 2015, as the Company has moved past the research phase of our current projects.

The weighted average number of shares outstanding were 73,139,100 and 70,555,245for the six months ended November 30, 2015 and November 30, 2014, respectively.

The weighted average number of shares outstanding were 73,417,388 and 70,757,637 for the three months ended November 30, 2015 and November 30, 2014.

Liquidity and Capital Resources

Working Capital

	At	At
	November 30	May 31,
	2015	2015
Current Assets	$49,217	$166,204
Current Liabilities	$1,995,521	$1,524,500
Working Capital	$(1,946,304)	$(1,358,296)

Cash Flows

	Six Months Ended November 30, 2015	Six Months Ended November 30 2014
Net Cash Used In Operating Activities	$(323,930)	$(940,666)
Net Cash Used In Investing Activities	$(12,843)	$(46,003)
Net Cash Provided by Financing Activities	$329,327	$122,112
Change In Cash	$(7,446)	$(864,557)

As of November 30, 2015, we had $Nil cash in our bank accounts and a working capital deficit of $1,946,304. As of November 30, 2015 we had total current assets of $49,217 and total current liabilities of $1,995,521.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2015, net cash flows used in operating activities was $323,930 compared to $940,666 for the six months ended November 30, 2014. The decrease in net cash used in operating activities was primarily a result of a decrease in cash used to fund operating losses during the six months ended November 30, 2015 compared to the six months ended November 30, 2014.

Cash Flows from Investing Activities

For the six months ended November 30, 2015 cash flows used in investing activities were $12,843 compared to $46,003 for the six months ended November 30, 2014. The decrease in cash used in investing activities was a result of a decrease in cash used to purchase property plant and equipment and invest in intangible assets during the six months ended November 30, 2015 compared to the six months ended November 30, 2014.

Cash Flows from Financing Activities

For the six months ended November 30, 2015 cash flows from financing activities were $329,327 compared to $122,112 for the six months ended November 30, 2014. The increase in cash provided by financing activities increased as a result of the receipt of $50,000 of proceeds from the issuance of notes payable and $312,000 of proceeds from the issuance of convertible debentures during the six months ended November 30, 2015.  The Company received no proceeds from notes payable or convertible debentures during six nine months ended November 30, 2014.

We have suffered recurring losses from operations.  The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  In this regarding we have historically raised additional capital through equity offerings and loan transactions.

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

Basis of Presentation

Our consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. Our consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.55% owned and Mantra Energy Alternatives Ltd., which is 88.21% owned. All inter- company balances and transactions have been eliminated.

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

Accounts Receivable

Our company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables our company considers at risk. Our company had no allowance for doubtful accounts as of November 30, 2015 and 2014.

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

Loss Per Share

Our company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2015, our company had 34,949,950 (May 31, 2015 – 8,838,205) dilutive potential shares outstanding.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of November 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

On September 3, 2015, a former prospective employee of our company delivered a Notice of Claim seeking judgment against our company for approximately $11,400.  We believe that the claim is without merit and we intend to defend the claim.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2015, we issued 676,132 shares of our common stock upon the conversion of $20,000 of principal of a convertible note.

On October 22, 2015, we issued 1,581,778 shares of our common stock upon the conversion of $20,000 of principal of a convertible note.

On November 9, 2015, we issued 3,497,506 shares of our common stock upon the conversion of $44,222 of principal of a convertible note.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(a)(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our ocmpany, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

On November 3, 2015, our Board of Directors approved the an amendment to our Notice of Articles to increase the authorized number of our shares of common stock from 100,000,000 shares of common stock, par value $0.00001 to 275,000,000 shares of common stock, par value of $0.00001 per share .

On November 4, 2015, subsequent to the approval by our Board of Directors of the, the holder of the majority of the outstanding shares of our corporation entitled to vote gave us written consent for the amendment to our Notice of Articles.

As at the date of this Quarterly Report, we have not yet filed the amendment to our Notice of Articles with the British Columbia Registrar of Companies.

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
Climate ESCO Ltd. (majority owned)
Mantra Energy Alternatives Ltd. (majority owned)
(31)	(i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Audit Committee Charter adopted April 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on September 14, 2010)
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mantra Venture Group Ltd.
(Registrant)
Date: January 26, 2016	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)