Form 10-Q/A
period 2015-11-30
Mantra Venture Group Ltd.
filed 2016-01-28
CIK 1413891

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
80,138,619 common shares issued and outstanding as of January 20, 2016

Explanatory Note

Our company is filing this Form 10-Q/A for the quarter ended November 30, 2015 to include the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, now filed and furnished, respectively, as exhibits to the Form 10-Q/A, which were erroneously omitted from the original filing.

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

Mantra Venture Group Ltd.
(Registrant)
Date: January 28, 2016	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)