Form 10-Q
period 2016-02-29
Mantra Venture Group Ltd.
filed 2016-05-16
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

  or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  ___________

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

☒  YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  ☒  YES ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

  ☐  YES ☒  NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  ☐  YES ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 87,696,955 common shares issued and outstanding as of May16, 2016.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Mantra Venture Group Ltd. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are in US dollars unless otherwise noted.

1

MANTRA VENTURE GROUP LTD.

Consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

Consolidated balance sheets as of February 29, 2016 and May 31, 2015 (unaudited)	F-1

Consolidated statements of operations for the three and nine month period ended February 29, 2016 and 2015 (unaudited)	F-2

Consolidated statements of cash flows for the three and nine month period ended February 29, 2016 and 2015 (unaudited)	F-3

Notes to consolidated financial statements	F-4 – F-19

2

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	February 29, 2016 $	May 31, 2015 $
	(unaudited)
ASSETS
Current assets
Cash	2,550	7,446
Accounts receivable	7,062	25,527
Deferred finance costs	4,068	7,085
Prepaid expenses and deposits	4,790	126,146
Total current assets	18,470	166,204

Deposit	8,000	8,000
Restricted cash	14,246	20,734
Property and equipment, net	79,888	90,205
Intangible assets, net	63,800	54,577
Total assets	184,404	339,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	759,029	613,875
Due to related parties	115,340	112,193
Loans payable	188,450	190,106
Obligations under capital lease	7,613	17,325
Convertible debentures (net of discount of $244,638 and $189,520, respectively)	453,302	237,333
Derivative liability	618,845	353,668
Total current liabilities	2,142,579	1,524,500
Obligations under capital lease	5,270	–
Total liabilities	2,147,849	1,524,500
Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 275,000,000 shares, par value $0.00001 Issued and outstanding: 83,979,687 (May 31, 2015 – 71,516,581) shares	841	715
Additional paid-in capital	11,044,122	10,462,265
Common stock subscribed	74,742	74,742
Accumulated deficit	(12,857,662)	(11,529,916)
Total Mantra Venture Group Ltd. stockholders’ deficit	(1,737,957)	(992,194)
Non-controlling interest	(225,488)	(192,586)
Total stockholders’ equity deficit	(1,963,445)	(1,184,780)
Total liabilities and stockholders’ deficit	184,404	339,720

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended February 29,	Three Months Ended February 28,	Nine Months Ended February 29,	Nine Months Ended February 28,
	2016 $	2015 $	2016 $	2015 $

Revenue	30,299	39,116	81,067	116,912
Cost of goods sold	–	–	–	–

Gross profit	30,299	39,116	81,067	116,912

Operating expenses
Consulting and advisory	35,751	135,735	182,344	395,319
Depreciation and amortization	8,237	6,846	19,462	26,896
Foreign exchange gain	(3,767)	(3,397)	(4,226)	(50,385)
General and administrative	37,775	90,514	193,875	471,801
Management fees	35,335	76,957	153,773	192,956
Professional fees	18,304	35,786	118,378	105,552
Research and development	13,192	55,196	106,094	622,605
Total operating expenses	144,827	397,637	769,700	1,764,744
Loss before other expense	(114,528)	(358,521)	(688,633)	(1,647,832)
Other income (expense)
(Loss) gain on settlement of debt	–	–	(24,000)	1,759
Accretion of discounts on convertible debentures	(42,017)	(27,563)	(360,724)	(49,391)
Loss on change in fair value of derivatives	(119,190)	(35,370)	(210,615)	(35,370)
Interest expense	(18,981)	(9,261)	(76,676)	(27,231)
Total other income expense	(180,188)	(72,194)	(672,015)	(110,233)
Net loss for the period	(294,716)	(430,715)	(1,360,648)	(1,758,065)
Less: net loss attributable to the non-controlling interest	3,756	18,523	32,902	59,608
Net loss attributable to Mantra Venture Group Ltd.	(290,960)	(412,192)	(1,327,746)	(1,698,457)
Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.00)	(0.01)	(0.02)	(0.02)
Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	80,407,995	71,333,248	75,562,065	70,789,507

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended February 29, 2016 $	Nine Months Ended February 28, 2015 $
Operating activities

Net loss	(1,360,648)	(1,758,065)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(199,277)	35,370
Amortization of finance costs	16,017	470
Accretion of discounts on convertible debentures	360,724	49,391
Depreciation and amortization	19,462	26,896
Foreign exchange loss (gain)	(7,458)	(8,342)
Initial derivative expenses	409,892	–
Shares issued for services	30,001	–
Stock-based compensation on options and warrants	11,042	323,455
Loss (gain) on settlement of debt	24,000	(1,759)
Changes in operating assets and liabilities:
Amounts receivable	18,465	123,445
Prepaid expenses and deposits	121,357	304,972
Accounts payable and accrued liabilities	182,654	(124,238)
Due to related parties	3,147	(82,143)

Net cash used in operating activities	(370,622)	(1,110,548)

Investing activities
Purchase of property and equipment	(4,587)	(28,295)
Investment in intangible assets	(12,161)	(31,543)

Net cash used in investing activities	(16,748)	(59,838)

Financing activities
Repayment of capital lease obligations	(5,487)	(8,243)
Repayment of loan payable	(50,000)	(54,809)
Proceeds from notes payable	55,961	–
Proceeds from issuance of convertible debentures	367,000	115,500
Proceeds from issuance of common stock and subscriptions received	15,000	253,787

Net cash provided by financing activities	382,474	306,235

Change in cash	(4,896)	(864,151)

Cash, beginning of period	7,446	931,886

Cash, end of period	2,550	67,735

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	112,625
Common stock issued to settle accounts payable and debt	24,000	9,019
Common stock issued for conversion of notes payable	477,939	–
Original issue discounts	26,087	–
Debt issuance cost	13,000	–
Original debt discount against derivative liability	389,755	–

Supplemental disclosures:
Interest paid	9,859	8,048
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at February 29, 2016, the Company has an accumulated loss of $12,857,662, a working capital deficit of $2,124,109. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

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

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk. The Company had no allowance for doubtful accounts as of February 29, 2016 and May 31, 2015.

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

February 28, 2016

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

As of February 29, 2016 and May 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the nine month periods ended February 29, 2016 and 2015, there were no charges for interest or penalties.

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

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

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

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 29, 2016, the Company had 63,641,611 (May 31, 2015 – 8,838,205) dilutive potential shares outstanding.

(n)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended February 29, 2016 and 2015. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at February 29, 2016 and May 31, 2015, the Company had a $618,845 and $353,668 derivative liability, respectively.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.	Property and Equipment

	Cost $	Accumulated depreciation $	February 29, 2016 Net carrying value $	May 31, 2015 Net carrying value $
Furniture and equipment	2,496	832	1,664	2,039
Computer	5,341	5,301	40	829
Research equipment	143,129	82,007	61,122	69,739
Vehicles under capital lease	72,690	55,628	17,062	17,598
	223,656	143,768	79,888	90,205

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

5.	Intangible Assets

	Cost $	Accumulated amortization $	February 29, 2016 Net carrying value $	May 31, 2015 Net carrying value $
Patents	70,789	6,989	63,800	54,577

Estimated Future Amortization Expense:

$
For year ending May 31, 2016	1,302
For year ending May 31, 2017	5,208
For year ending May 31, 2018	5,208
For year ending May 31, 2019	5,208
For year ending May 31, 2020	5,208

6.	Related Party Transactions

a)	During the nine months ended February 29, 2016, the Company incurred management fees of $98,053 (2015 - $124,997) to the President of the Company.

b)	During the nine months ended February 29, 2016, the Company incurred management fees of $34,735 (2015 - $42,264) to the spouse of the President of the Company.

c)	During the nine months ended February 29, 2016, the Company incurred research and development fees of $28,920 (2015 - $57,859) to a director of the Company.

d)	The Company recorded $20,985 of management fees for the vesting of options previously granted to officers and directors.

e)	As at February 29, 2016, the Company owes a total of $98,060 (May 31, 2015 - $93,418) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f)	As at February 29, 2016, the Company owes $17,280 (May 31, 2015 - $18,775) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

(a)	As at February 29, 2016, the amount of $46,779 (Cdn$63,300) (May 31, 2015 - $50,738 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As at February 29, 2016, the amount of $17,500 (May 31, 2015 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As at February 29, 2016, the amount of $15,000 (May 31, 2015 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(d)	As at February 29, 2016, the amount of $13,963 (Cdn$18,895) (May 31, 2015 -$15,171 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

(e)	As at February 29, 2016, the amounts of $7,500 and $27,343 (Cdn$37,000) (May 31, 2015 - $7,500 and $29,707, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)	As at February 29, 2016, the amount of $4,490 (May 31, 2015- $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(g)

During the nine months ended February 29, 2016, the amounts of $5,961 (Cdn$8,066) (May 31, 2015 - $Nil) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(h)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(i)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the nine months ended February 29, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the nine months ended February 29, 2016, the Company recorded accretion of $9,755.

8.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years and on December 28, 2015 the December 21, 2012 lease was also renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of February 29, 2016:

Year ending May 31:	$
2016	2,224
2017	8,896
2018	3,336
Net minimum lease payments	14,456
Less: amount representing interest payments	(1,573)
Present value of net minimum lease payments	12,883
Less: current portion	(7,613)
Long-term portion	5,270

At the end of the leases, the Company has the option to purchase the two vehicles for $1 each.

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. At February 29, 2016, the other remaining debenture of $50,000 remained outstanding and past due.

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at February 29, 2016, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at February 29, 2016, the carrying value of the convertible promissory note was $58,000 and the note remained outstanding and in default.

(d)	On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at February 29, 2016, the carrying value of the convertible promissory note was $94,000 and the note remained outstanding and in default.

(e)	On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at February 29, 2016, the carrying value of the convertible promissory note was $15,000and the note remained outstanding and in default.

(f)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at February 29, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

(g)	On February 17, 2015, the Company issued a convertible note in the principal amount of $125,000. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $160,244 resulted in a discount to the note payable of $125,000 and the recognition of a loss on derivatives of $35,244. During the nine months ended February 29, 2016, the Company issued 10,195,218 shares of common stock upon the conversion of $125,000 of principal and $7,739 of interest. During the nine months ended February 29, 2016, the Company recorded accretion of $125,000 and the note was fully converted.

(h)	On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $310,266 resulted in a discount to the note payable of $100,000 and the recognition of a loss on derivatives of $210,266. During the nine months ended February 29, 2016, the Company issued 1,724,138 shares of common stock upon the conversion of $10,000 of principal. During the nine months ended February 29, 2016, the Company recorded accretion of $100,000, increasing the carrying value of the note to $90,000.At February 29, 2015, the note remained outstanding and past due.

(i)	On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. During the nine months ended February 29, 2016, the Company received the initial tranches of $280,000 net of a $26,087 original issue discount. The note bears interest at 12% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $479,626 resulted in a discount to the note payable of $280,000 and the recognition of a loss on derivatives of $22,425. During the nine months ended February 29, 2016, the Company recorded accretion of $61,449, increasing the carrying value of the note to $61,449.

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	February 29, 2016	May 31, 2015
Balance at the beginning of period	$353,668	$–
Addition of new derivative liabilities (embedded conversion options)	799,647	160,244
Conversion of derivative liability	(335,193)	–
Change in fair value of embedded conversion option	(199,277)	193,424

Balance at the end of the period	$618,845	$353,668

The following table summarizes the change in fair value of derivatives:

	February 29, 2016	May 31, 2015
Fair value of derivative liabilities in excess of note proceeds received	$(409,892)	$–
Change in fair value of derivative liabilities during period	199,277	–
Change in fair value of derivatives	$(210,615)	$–

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At issuance	134-206%	0.07-0.74%	0%	0.50-2.00
At February 29, 2016	171-234%	0.25-0.62%	0%	0.53-1.00

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

11.	Common Stock

(a)	On February 2, 2016, the Company revised its authorized share capital to increase the number of authorized common shares from 100,000,000 common shares with a par value of $0.00001, to 275,000,000 common shares with a par value of $0.00001.

Stock transactions during the nine months ended February 29, 2016:

(a)	On July 1, 2015, the Company issued 150,000 common shares with a fair value of $30,000 pursuant to a consulting agreement.

(b)	On July 20, 2015, the Company issued 93,750 common shares at $0.16 per share for proceeds of $15,000.

(c)	On July 22, 2015, the Company issued 300,000 shares to settle $24,000 owed to a creditor. The shares had a fair value of $48,000 and the Company recorded a loss on settlement of debt of $24,000.

(d)	On August 24, 2015, the Company issued 322,872 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(g).

(e)	On September 21, 2015, the Company issued 676,132 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 9(g).

(f)	On October 22, 2015, the Company issued 1,581,778 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 9(g).

(g)	On November 9, 2015, the Company issued 3,497,506 shares of common stock upon the conversion of $44,222 of principal of the convertible note described in Note 9(g).

(h)	On December 22, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

(i)	On January 1, 2016, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

(j)	On January 27, 2016, the Company issued 1,538,462 shares of common stock upon the conversion of $5,778 of principal and $4,222 of accrued interest of the convertible note described in Note 9(g).

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

(k)	On February 12, 2016, the Company issued 578,468 shares of common stock upon the conversion of $3,523 of accrued interest of the convertible note described in Note 9(g).

(l)	On February 22, 2016, the Company issued 1,724,138 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(h).

12.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2015	5,258,333	0.44
Issued	100,000	0.15
Balance, February 29, 2016	5,358,333	0.44

As at February 29, 2016, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date
150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019
5,358,333

13.	Stock Options

During the nine months ended February 29, 2016, the Company recorded $11,042 related to the vesting of previously granted stock options.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding, May 31, 2015	1,675,000	0.20
Expired	(350,000)	0.20
Outstanding, February 29, 2016	1,325,000	0.20	0.65	–
Exercisable, February 29, 2016	1,125,000	0.25	0.64	–

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value $
Non-vested at May 31, 2015	550,000	0.23
Expired	(50,000)	0.23
Vested	(300,000)	0.19

Non-vested at February 29, 2016	200,000	0.17

As at February 29, 2016, there was $633 of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.12 years.

Additional information regarding stock options as of February 29, 2016 is as follows:

Number of options	Exercise price $	Expiry date
175,000	0.20	April 28, 2016
200,000	0.30	July 17, 2016
200,000	0.10	August 1, 2016
200,000	0.20	November 1, 2016
150,000	0.20	December 9, 2016
400,000	0.20	March 16, 2017
1,325,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	February 29, 2016	May 31, 2015
Risk-free interest rate	–	0.48%
Expected life (in years)	–	1.97
Expected volatility	–	111%

During the nine month period ended February 29, 2016, the Company recorded stock-based compensation of $Nil (2015 - $281,695) for stock options granted.

The weighted average fair value of the stock options granted for the nine month period ended February 29, 2016 was $Nil (2015 - $0.42) per option.

14.	Commitments and Contingencies

(a)	On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

●	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (paid);

●	a further license fee of Cdn$15,000 (paid) to be paid within ninety days of September 2, 2009; and

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

●	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000 (accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014 and each successive anniversary	Cdn$50,000 (accrued)

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

(b)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined.

(c)	On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month. In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014. Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of February 29, 2016:

Fiscal year ending May 31:	$
2016	11,445
2017	1,983
13,428

(d)	On November 1, 2014, the Company’s subsidiary entered into an employment agreement. Pursuant to the agreement, the employee will perform services for a term of one year for base remuneration of $80,000 per annum. In addition, the Company granted to the employee 100,000 stock options exercisable at a price of $0.20 per share. These options are non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements.

(e)	On November 1, 2014, the Company’s subsidiary entered into an employment agreement. Pursuant to the agreement, the employee will perform services for a term of one year for base remuneration of $86,000 per annum. In addition, the Company granted to the employee 100,000 stock options exercisable at a price of $0.20 per share. These options are non-transferrable, vest immediately, and expire upon the earlier of 24 months, or upon termination of the employment agreements.

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2016

(Expressed in U.S. dollars)

(unaudited)

(f)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 9(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff is seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements.

(g)	On June 15, 2015, the Company entered into a consulting agreement pursuant to which the consultant will provide consulting services for nine months in consideration for $65,000 per year.

(h)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. The Company believes the claim is without merit and intends to defend itself.

16.	Subsequent Events

(a)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month and issue 550,000 shares per month for a period of three months.

(b)	On March 22, 2016, the Company issued 1,499,251 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(h).

(c)	On March 29, 2016, the Company issued 2,218,017 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(h).

(d)	On March 10, 2016, the Company issued a convertible note in the principal amount of up to $166,666 net of an original issuance discount of 8%. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Business and Corporate Developments

On November 3, 2015, our Board of Directors approved the an amendment to our Notice of Articles to increase the authorized number of our shares of common stock from 100,000,000 shares of common stock, par value $0.00001 to 275,000,000 shares of common stock, par value of $0.00001 per share .

On November 4, 2015, subsequent to the approval by our Board of Directors of the, the holder of the majority of the outstanding shares of our corporation entitled to vote gave us written consent for the amendment to our Notice of Articles. The increase in our authorized capital subsequently became effective with the filing of the amendment to our Notice of Articles on February 2, 2016.

On March 10, 2016, we entered into a securities purchase agreement pursuant to which we issued to one investor a convertible note in the principal amount of up to $166,666 net of an original issuance discount of 8%. The note bears interest at 10% per annum and is convertible into common shares of our Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. As at the date of this report the note holder has advanced $45,000 in consideration pursuant to the convertible note.

On March 14, 2016, we entered into a consulting agreement to acquire business planning, and investor and public relations services. Pursuant to the agreement, we will pay the consultant $10,000 per month and issue 550,000 shares per month for a period of three months.

Results of Operations for the Three and Nine Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the Nine months ended February 29, 2016 and February 28, 2015.

Our operating results for the three and nine months ended February 29, 2016 and February 28, 2015 are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 29 2016 $	February 28 2015 $	February 29 2016 $	February 28 2015 $
Revenue	30,299	39,116	81,067	165,262
Operating expenses	144,827	397,637	769,700	1,764,744
Other expense	180,188	72,194	672,015	110,233
Net Loss	294,716	430,715	1,360,648	1,758,065

Revenues

For the three months ended February 29, 2016, we generated $30,299 in revenue compared to revenue of $39,116 generated during the comparative period in 2015. For the nine months ended February 29, 2016, we generated $81,067 in revenue compared to revenue of $165,262 generated during the comparative period in 2014. Our revenue decreased during fiscal 2016 due to reduced activity following the completion of projects during fiscal 2015.

Expenses

Our operating expenses for the three and nine month periods ended February 29, 2016 and February 28, 2015 are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 29 2016 $	February 28 2015 $	February 29 2016 $	February 28 2015 $
Consulting and advisory	35,751	135,735	182,344	395,319
Depreciation and amortization	8,237	6,846	19,462	26,896
Foreign exchange gain	(3,767)	(3,397)	(4,226)	(50,385)
General and administrative	37,775	90,514	193,875	471,801
Management fees	35,335	76,957	153,773	192,956
Professional fees	18,304	35,786	118,378	105,552
Research and development	13,192	55,196	106,094	622,605

During the three months ended February 29, 2016 our operating expenses were $144,827 compared to operating expenses of $397,637 for the three month period ended February 28, 2015.  The decrease of operating expenses of $252,810 during the most recent period resulted from a decrease in consulting and advisory fees, general and administrative expenses, management fees, professional fees and research and development expense.

During the nine months ended February 29, 2016 our operating expenses were $769,700 compared to operating expenses of $1,764,744 for the nine month period ended February 28, 2015.  The decrease of operating expenses of $995,044 during the most recent period resulted from a decrease in consulting and advisory fees, general and administrative expenses, management fees, professional fees and research and development expense.

Consulting and advisory fees decreased during fiscal 2016 as a result of scaling back the number of consultants under contract.  General and administrative expenses decreased during fiscal 2016 as a result of reduced travel and incidental expenses to seek new proposals, and an overall reduction of expenses to accommodate a reduced budget.   Research and development decreased during fiscal 2016 due to our Company having moved past the research phase of our current projects.

The weighted average number of shares outstanding was 80,407,995 and 71,333,248 for the three months ended February 29, 2016 and February 28, 2015, respectively.

The weighted average number of shares outstanding was 75,562,065 and 70,789,507 for the nine months ended February 29, 2016 and February 28, 2015, respectively

Liquidity and Financial Condition

Working Capital
	At February 29	At May 31,
	2016	2015

Current Assets	$18,470	$166,204
Current Liabilities	$2,142,579	$1,524,500
Working Capital Deficit	$2,124,109	$1,358,296

Cash Flows
	At February 29	At February 28,
	2016	2015

Net cash used in operating activities	$(370,622)	$(1,110,548)
Net cash (used in) provided by investing activities	$(16,748)	$(59,838)
Net cash (used in) provided by financing activities	$382,474	$306,235
Increase (Decrease) in Cash During the Period	$(4,896)	$(864,151)

As at February 29, 2016, our total current assets were $18,470 compared to $166,204 in total current assets at May 31, 2015. The decrease in current assets during fiscal 2016 resulted primarily from a decrease in prepaid expenses and deposits. As at February 29, 2016, our current liabilities were $2,142,579 compared to $1,524,500 in current liabilities as at May 31, 2015. The increase in current liabilities during the current period resulted primarily from increase in debt underlying convertible debentures issued by our Company, an increase in accounts payable and accrued liabilities, and a increase in derivative liability. We had a working capital deficit of $2,124,109 as of February 29, 2016 compared to a working capital deficit of $1,358,296 as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 29, 2016, net cash used in operating activities was $370,622 compared to $1,110,548 for the nine months ended February 28, 2015. The decrease in net cash used in operating activities was primarily a result of a decrease in cash used to fund operating losses during the nine months ended February 29, 2016 compared to the nine months ended February 28, 2015.

Cash Flows from Investing Activities

For the nine months ended February 29, 2016 cash used in investing activities was $16,748 compared to $59,838 for the nine months ended February 28, 2015. The decrease in cash used in investing activities was a result of a decrease in cash used to purchase property plant and equipment and invest in intangible assets during the nine months ended February 29, 2016 compared to the nine months ended February 28, 2015.

Cash Flows from Financing Activities

For the Nine months ended February 29, 2016 cash provided by financing activities was $382,474 compared to $306,235 for the Nine months ended February 28, 2015.

Plan of Operation and Future Financings

We have suffered recurring losses from operations.  The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  In this regard we have historically raised additional capital through equity offerings and loan transactions. We expect that working capital requirements will continue to be funded through a combination of further issuances of equity securities and debt instruments.

We expect that our total expenses will increase over the next year as we increase our business operations. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate generating significant revenues for the next year. Over the next 12 months, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

Cash Requirements

We estimate our operating expenses and working capital requirements for the twelve month period to be as follows:

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

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk. The Company had no allowance for doubtful accounts as of February 29, 2016 and May 31, 2015.

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

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 29, 2016, the Company had 62,607,549 (May 31, 2015 – 8,838,205) dilutive potential shares outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at February 29, 2016 and May 31, 2015, the Company had a $618,845 and $353,668 derivative liability, respectively.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of February 29, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2015, we issued a convertible note in the principal amount of $125,000. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of our Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party.

On December 22, 2015, we issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued February 17, 2015.

On January 1, 2016, we issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued February 17, 2015.

On January 27, 2016, we issued 1,538,462 shares of common stock upon the conversion of $5,778 of principal and $4,222 of accrued interest of the convertible note issued February 17, 2015.

On February 12, 2016, we issued 578,468 shares of common stock upon the conversion of $3,523 of accrued interest of the convertible note issued February 17, 2015.

On February 22, 2016, we issued 1,724,138 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued February 17, 2015.

On June 1, 2015, we issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of our Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party.

On March 22, 2016, we issued 1,499,251 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued June 1, 2015.

On March 29, 2016, we issued 2,218,017 shares of common stock upon the conversion of $15,000 of principal of the convertible note issued June 1, 2015.

We issued the common shares pursuant to the conversion of the above described convertible promissory notes in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the holders of the convertible notes represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)
10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)
10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)
10.4	Service Contract with PowerTech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)
10.5	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)
10.6	Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)
10.7	Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd. and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)
10.8	Employment Agreement with and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.9	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)

Exhibit Number	Exhibit Description
10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March18, 2013)
10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)
10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)
10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)
10.15	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Sona Kazemi dated October 17, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)
10.16	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)
10.17	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2013)
10.18	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2013)
10.19*	Securities Purchase Agreement dated March 10, 2016
10.20*	Convertible Promissory Note dated March 10, 2016
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation (wholly owned)
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

Mantra Venture Group Ltd.
(Registrant)

Date: May 16, 2016	/s/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

