Form 10-K
period 2016-05-31
Mantra Venture Group Ltd.
filed 2016-09-28
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2016

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
Yes [   ]        No [X]

The aggregate market value of the voting common equity held by non-affiliates as of November 30, 2015, based on the closing sales price of the Common Stock as quoted on the OTCQB was $2,344,158. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of September 28, 2016, there were 93,753,802 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1 – BUSINESS

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

On November 4, 2015, subsequent to the approval by our Board of Directors of the holder of the majority of the outstanding shares of our corporation entitled to vote gave us written consent for the amendment to our Notice of Articles. The increase in our authorized capital subsequently became effective with the filing of the amendment to our Notice of Articles on February 2, 2016.

On March 10, 2016, we entered into a securities purchase agreement pursuant to which we issued to one investor a convertible note in the principal amount of up to $166,666 net of an original issuance discount of 8%. The note bears interest at 10% per annum and is convertible into common shares of our Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. As at the date of this report the note holder has advanced $81,666 in consideration pursuant to the convertible note.

On March 14, 2016, we entered into a consulting agreement to acquire business planning, and investor and public relations services. Pursuant to the agreement, we will pay the consultant $10,000 per month and issue 550,000 shares per month for a period of three months. As at the date of this report the provision of services under the agreement has not begun and the compensation shares have not been issued.

On February 2, 2016, we altered our authorized share capital to increase the number of authorized common shares from 100,000,000 common shares with a par value of $0.00001, to 275,000,000 common shares with a par value of $0.00001.

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

Lafarge Pilot Project and Carbon Dioxide to Alternative Products – Project Status

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

In November, 2015 Alstom was acquired by General Electric Corporation, resulting in a restructuring of Alstom (Switzerland) Ltd.’s management and operations.  As at the date of this report our agreement with Alstom remains effective, and we are awaiting approval from Alstom’s new management to continue with the Lafarge pilot project.

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

The MRFC was invented and developed at the University of British Columbia by Professor Emeritus Colin Oloman and his team. In July 2014, we brought the technology into our internal lab for development, which culminated in a video we released in May 2015 showcasing an electric scooter powered exclusively by our MRFC technology. This video was intended to promote the technology to strategic partners and investors. Much of our research budget and activity over the period of January to May 2015 was dedicated to the design and construction of this scooter and the subsequent production of the demonstration video. We are currently exploring possibilities for joint development of the fuel cell with strategic partners.

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

Government Regulations

Some aspects of our intended operations, upon commercial deployment of our technologies, will be subject to a variety of federal, provincial, state and local laws, rules and regulations in North America and worldwide relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. For example, we are subject to the Resource Conservation Recovery Act (“RCRA”), the principal federal legislation regulating hazardous waste generation, management and disposal. At this time, our small-scale laboratory operations are in compliance with, but are not significantly impacted by, waste disposal regulations.

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

Research and Development Expenditures

During the year ended May 31, 2016, we spent $137,615 on research and development compared to$698,567 spent on research and development during fiscal 2015. We anticipate that we will incur approximately $3,250,000 in expenses on research and development (including wages and commercialization efforts) for ERC and MRFC, as well as other technologies we may acquire over the next 12 months. We believe that we may receive public funding and/or the award of further contract research and development projects during the 2017 fiscal year, which will help meet the financing necessary to carry out these activities.

Employees

 As of September 22, 2016, we had four full-time employees, including one in management, one in administrative duties and two in research and development. Additionally, we have retained a number of consultants for legal, accounting and investor relations services. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

ITEM 2 – PROPERTIES

            Our principal executive offices are located at 1562 128th Street, Surrey, British Columbia, Canada V4A 3T7. Our telephone number is (604) 560-1503. The office is approximately 1,200 square feet in size and was leased for a term of 24 months beginning June 1, 2014. The lease was renewed for an additional 24 month terms beginning June 1, 2016 at the rate of $1,300 per month, plus approximately $200 per month for utilities and maintenance.

            Our research facilities were formerly located in a 1,400 square foot facility at 202-3590 West 41st Avenue, Vancouver, British Columbia, Canada, V6N 3E6.  We paid approximately $3,600 per month in rent from July 1, 2014 until June 30, 2016 when the lease expired.  On July 15, 2016 we entered into a 12 month sublease agreement (expiring on June 30, 2017)to lease a 160 square foot research and development office located at 3800 Westbrook Mall, Vancouver BC V6S 2L9.  The lease rate is $563.50 per month ($6,440 per year).

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

	Fiscal Year 2016
	High	Low
First Quarter	$0.27	$0.08
Second Quarter	$0.10	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.03	$0.01

	Fiscal Year 2015
	High	Low
First Quarter	$0.645	$0.45
Second Quarter	$0.67	$0.30
Third Quarter	$0.37	$0.23
Fourth Quarter	$0.29	$0.115

            On September 21, 2016, the closing sale price of our common stock, as reported by OTC Markets, was $0.01per share. On September 21, 2016, there were 421holders of record of our common stock and 93,753,802 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

On June 4, 2014, we issued 333,333 units at $0.30 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.80 per common share for a period of three years or five business days after the Company’s common stock trades at least one time per day at a price at or above $1.60 per share for seven consecutive trading days. At May 31, 2015, the proceeds of $100,000 were included in common stock subscribed.

On June 4, 2014, we issued 240,000 shares for proceeds of $61,625 upon the exercise of warrants.  At May 31, 2015, the proceeds of $32,625 were included in common stock subscribed.

On June 4, 2014, we issued 500,000 shares with a fair value of $270,000 to a consultant for services.  As at May 31, 2015, the Company recorded the fair value of the 500,000 shares issuable of $270,000 as $5 of subscriptions receivable and $269,995 as additional paid in capital.

On July 11, 2014, we issued 200,000 units at $0.30 per unit for proceeds of $60,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.80 per common share for a period of three years or five business days after the Company’s common stock trades at least one time per day at or above $1.60 per share for seven consecutive trading days.

On June 30, and July 17, 2014, we issued 40,000 common shares with a fair value of $20,000 pursuant to a consulting agreement.

On July 10, 2014, we issued 60,037 common shares for the conversion of $5,000 of loans payable and $4,019 of accrued interest by a lender.  At May 31, 2015, the shares were included in common stock subscribed.

On August 22, 2014 we entered into an agreement with one consultant to procure investor relations services. Pursuant to the agreement the Company issued 12,000 shares of common stock to the consultant with a fair value of $5,880.

On August 25, 2014 we issued 150,000 common shares to a director of the Company in exercise of options at an exercise price of $0.02 per share for aggregate proceeds of $3,000.

On September 9, 2014, we entered into a consulting agreement with a two month term with a consultant.  Pursuant to the agreement, the Company issued 12,500 common shares with a fair value of $6,375 on September 15, 2014 and 12,500 common shares with a fair value of $5,000.

On October 15, 2014, we entered into a consulting agreement with a consultant.  Pursuant to the agreement, the Company issued 10,000 common shares with a fair value of $4,500.

On November 5, 2014, we issued 150,000 units at $0.40 per unit for proceeds of $60,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.60 per common share for a period of two years or 30 business days after the Company’s common stock trades at least one time per day at a price at or above $0.90 per share for five consecutive trading days.

On February 17, 2015, we issued a convertible note in the principal amount of $125,000. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day.  After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party.  We approved and are bound by the assignment and sale agreement. During the year ended May 31, 2016, the Company issued 10,195,218 shares of common stock upon the conversion of $125,000 of principal and $7,739 of interest.  During the year ended May 31, 2016 the note was fully converted.

On February 24, 2015, we issued 500,000 units at $0.20 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.60 per common share for a period of two years or 30 business days after the Company’s common stock trades at least one time per day at a price at or above $0.90 per share for seven consecutive trading days.

On May 21, 2015, we issued 138,889 common shares at $0.18 per share for proceeds of $25,000.On July 1, 2015, we issued 150,000 common shares with a fair value of $30,000 pursuant to a consulting agreement.

On June 1, 2015, we issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day.  After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party.  We approved and are bound by the assignment and sale agreement. During the year ended May 31, 2016, we issued 6,303,475 shares of common stock upon the conversion of $45,000 of principal. At May 31, 2016, the note remained outstanding and past due.

On July 20, 2015, we issued 93,750 common shares at $0.16 per share for proceeds of $15,000.

On July 22, 2015, we issued 300,000 shares to settle $24,000 owed to a creditor.  The shares had a fair value of $48,000 and the Company recorded a loss on settlement of debt of $24,000.

On August 24, 2015, we issued 322,872 shares of common stock upon the conversion of $15,000 of principal of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. During the year ended May 31, 2016, the Company received the initial tranches of $280,000 net of a $26,087 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

On September 21, 2015, we issued 676,132 shares of common stock upon the conversion of $20,000 of principal of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On October 22, 2015, we issued 1,581,778 shares of common stock upon the conversion of $20,000 of principal of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On November 9, 2015, we issued 3,497,506 shares of common stock upon the conversion of $44,222 of principal of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On December 22, 2015, we issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On January 1, 2016, we issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On January 27, 2016, we issued 1,538,462 shares of common stock upon the conversion of $5,778 of principal and $4,222 of accrued interest of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On February 12, 2016, we issued 578,468 shares of common stock upon the conversion of $3,523 of accrued interest of the convertible note issued February 17, 2015 in the principal amount of $125,000.

On February 22, 2016, we issued 1,724,138 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued June 1, 2015 in the principal amount of $100,000.

On March 10, 2016, we issued a convertible note in the principal amount of up to $166,666. During the year ended May 31, 2016, we received initial tranches of $65,000 net of a $16,666 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

On March 22, 2016, we issued 1,499,251 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued June 1, 2015 in the principal amount of $100,000.

On March 29, 2016, we issued 2,218,017 shares of common stock upon the conversion of $15,000 of principal of the convertible note issued June 1, 2015 in the principal amount of $100,000.

On May 20, 2016, we issued 862,069 shares of common stock upon the conversion of $10,000 of principal of the convertible note issued June 1, 2015 in the principal amount of $100,000.

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

            In the past, we have contracted out our development work to various laboratories. From July 1, 2014 until June 30, 2016, we carried out research and development on our ERC and MRFC technologies in our own internal laboratory with our own staff in Vancouver, BC. These activities include: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.  Due to the expiration of our laboratory lease in June, 2016,and to our current working capital, we have decided to outsource any required large-scale laboratory work from July, 2016 through June, 2017.

            Current trends are positive for the company, as government regulation, public sentiment and industrial players increasingly support technological solutions with reduced environmental impacts. Specifically, regulations on carbon emissions (such as the Canada’s recent decision to adopt a national carbon tax or cap-and-trade regime, or the US EPA’s pending Clean Power Plan) are placing costs or limitations on the amount of CO2 that emitters can release into the atmosphere. The two technologies that currently make up our portfolio both directly address CO2 emissions and contribute to their reduction.

Results of Operations

Fiscal year Ended May 31, 2016Compared to Fiscal year Ended May 31, 2015

            The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2016and 2015.

            Our operating results for the years ended May 31, 2016and 2015are summarized as follows:

	Year Ended
	May 31,
	2016	2015
Revenue	$70,298	$198,908
Operating Expenses	$922,863	$(2,110,013)
Other Income (Expense)	$(1,092,000)	$(378,926)
Net Loss	$(1,944,565)	$(2,215,621)

Revenue

            Our revenue for the year ended May 31, 2016 was 70,295, compared to our revenue for the year ended May 31, 2015, which was $198,908, representing approximately a 59% decrease. During the year ended May 31, 2016, revenue decreased because the contracted research project that we are conducting for our client Alstom advanced into a new phase (from Phase 2 to Phase 3). Phase 3 of this project has a smaller budget than Phase 2 due to reduced research activities, and as such, our revenue derived from this project has reduced accordingly.

Operating Expenses

            Our operating expenses for the years ended May 31, 2016 and May 31, 2015are outlined in the table below:

	Year Ended
	May 31,
	2016	2015
Consulting and advisory	$195,456	$442,408
Depreciation and amortization	$27,908	$40,769
Foreign exchange loss (gain)	$(522)	$(46,123)
General and administrative	$222,554	$559,606)
Management fees	$198,023	$280,950
Professional fees	$141,859	$133,836
Research and development	$137,615	$698,567
TOTAL	$922,863	$2,110,013

            The decrease in operating expenses for the year ended May 31, 2016, compared to the same period in fiscal 2015, was mainly due to decreases in research and development, consulting and advisory fees, management fees and general and administrative expenses, all of which resulted from cost-controlling measures implemented by our management to accommodate available working capital.    Our general and administrative expenses consist of office occupation expenses, communication expenses (cellular, internet, fax and telephone), bank charges, foreign exchange, courier, postage costs and office supplies. Our professional fees include legal, accounting, and auditing fees. Business development, consulting and advisory costs include fees paid, shares issued and options granted to contractors and advisory board members.

Liquidity and Financial Condition

            As of May 31, 2016, our total current assets were $13,266 and our total current liabilities were $2,570,644, resulting in a working capital deficit of $2,557,378 compared to working capital deficit of $1,358,296 as at May 31, 2015.

            We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended	Year Ended
	May 31,	May 31,
	2016	2015
Net Cash Used in Operating Activities	$(463,370)	$(1,192,006)
Net Cash Used In Investing Activities	$(16,748)	$(61,773)
Net Cash Provided by Financing Activities	$473,791	$329,339
Cash (decrease) increase during the year	$(6,327)	$(924,440)

            The decrease in cash that we experienced during fiscal 2016as compared to the decrease of cash during fiscal 2015 was primarily due to working capital requirements which, in spite of cost saving measures, continued to exceed our available capital resources.  This was offset in part by an increase in net cash provided by financing activities during fiscal 2016, during which time we raised $473,791 from financing activities compared to $329,339 in the prior year. We expect that our total expenses will increase over the next year as we increase our business operations, which is subject to raising additional funds, for which we currently have no commitments. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, subject to raising additional funds, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

Description	Estimated expenses ($)
Research and Development	250,000
Consulting Fees	125,000
Commercialization of ERC	3,000,000
Shareholder communication and awareness	200,000
Professional Fees	200,000
Wages and Benefits	200,000
Management Fees	150,000
Contingency	375,000
Total	4,500,000

            In order to fully carry out our business plan, we need additional financing of approximately $4,500,000for the next 12 months, which amount includes a contingency budget of $375,000. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANTRA VENTURE GROUP LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mantra Venture Group Ltd.

We have audited the accompanying consolidated balance sheets of Mantra Venture Group Ltd. as of May 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended May 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group Ltd. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred accumulated losses and a working capital deficit as of May 31, 2016  which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 28, 2016

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	May 31	May 31,
	2016	2015
	$	$

ASSETS
Current assets
Cash	1,119	7,446
Accounts receivable	7,358	25,527
Deferred finance costs	-	7,085
Prepaid expenses and deposits	4,789	126,146

Total current assets	13,266	166,204
Deposit	8,000	8,000
Restricted cash	14,519	20,734
Property and equipment, net	72,627	90,205
Intangible assets, net	62,615	54,577
Total assets	171,027	339,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	810,575	613,875
Due to related parties	154,560	112,193
Loans payable	199,108	190,106
Obligations under capital lease	8,123	17,325
Convertible debentures (net of discount of $247,563 and $189,520, respectively)	620,231	237,333
Derivative liability	778,047	353,668
Total current liabilities	2,570,644	1,524,500
Obligations under capital lease	3,308	-
Total liabilities	2,573,952	1,524,500

Stockholders' deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock
Authorized: 20,000,000 shares, par value $0.00001
Issued and outstanding: Nil shares	-	-
Common stock
Authorized: 275,000,000 shares, par value $0.00001
Issued and outstanding: 88,559,024 ( 2015 – 71,516,581) shares	886	715
Additional paid-in capital	11,163,514	10,462,265
Common stock subscribed	99,742	74,742
Accumulated deficit	(13,430,793)	(11,529,916)
Total Mantra Venture Group Ltd. stockholders’ deficit	(2,256,651)	(992,194)
Non-controlling interest	(236,274)	(192,586)
Total stockholders’ equity deficit	(2,402,925)	(1,184,780)
Total liabilities and stockholders’ deficit	171,027	339,720

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

	Year Ended May 31,	Year Ended May 31,
	2016 $	2015 $

Revenue	70,298	198,908

Cost of goods sold	–	–

Gross profit	70,298	198,908

Operating expenses

Consulting and advisory	195,456	442,408
Depreciation and amortization	27,908	40,769
Foreign exchange loss (gain)	(552)	(46,123)
General and administrative	222,554	559,606
Management fees	198,023	280,950
Professional fees	141,859	133,836
Research and development	137,615	698,567

Total operating expenses	922,863	2,110,013

Loss before other expense	(852,565)	(1,911,105)

Other income (expense)

(Loss) gain on settlement of debt	(24,000)	1,759
Accretion of discounts on convertible debentures	(439,465)	(110,842)
Loss on change in fair value of derivatives	(401,870)	(228,668)
Interest expense	(226,665)	(41,175)

Total other income expense	(1,092,000)	(378,926)

Net loss for the year	(1,944,565)	(2,290,031)

Less: net loss attributable to the non-controlling interest	43,688	74,410

Net loss attributable to Mantra Venture Group Ltd.	(1,900,877)	(2,215,621)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	78,327,306	70,847,805

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of stockholder’s equity (deficit)

For the Years Ended May 31, 2016and 2015

	Common Stock		Additional paid-in capital $	Common stock subscribed $	Common stock subscriptions receivable $	Accumulated deficit $	Non-controlling interest $	Total stockholders’ equity (deficit) $
	Number	Amount $

Balance, May 31, 2014	69,157,322	692	9,679,880	216,391	(1,791)	(9,314,295)	(118,176)	462,701

Stock Issued for Cash
Stock issued at $0.25 per share pursuant to the exercise of warrants	240,000	2	61,623	(32,625)	(19,000)	–	–	10,000
Stock issued at $0.25 per share pursuant to the exercise of options	150,000	1	2,999	–	(3,000)	–	–	–
Units issued at $0.30 per share	533,333	5	159,995	(100,000)	–	–	–	60,000
Units issued at $0.20 per share	500,000	5	99,995	–	–	–	–	100,000
Units issued at $0.40 per share	150,000	2	59,998	–	–	–	–	60,000
Stock issued at $0.18 per share	138,889	1	24,999	–	–	–	–	25,000

Shares issued for services	587,000	6	41,753	(5)	–	–	–	41,754

Subscriptions received	–	–	–	–	23,791	–	–	1,791

Shares issuable for conversion of debt	60,037	1	9,018	(9,019)	–	–	–	–

Fair value of stock options granted	–	–	322,005	–	–	–	–	322,005

Net loss for the year	–	–	–	–	–	(2,215,621)	(74,410)	(2,290,031)

Balance, May 31, 2015	71,516,581	715	10,462,265	74,742	–	(11,529,916)	(192,586)	(1,184,780)

Stock Issued for Cash
Stock issued at $0.16 per share	93,750	1	14,999	–	–	–	–	15,000

Shares issued for services	150,000	2	29,999	–	–	–	–	30,001

Shares issued for settlement of debt	300,000	3	47,997	–	–	–	–	48,000

Shares issued upon conversion of convertible debt	16,498,693	165	591,828	–	–	–	–	591,993

Subscriptions received	–	–	–	25,000	–	–	–	25,000

Fair value of stock options granted	–	–	16,426	–	–	–	–	16,426

Net loss for the year	–	–	–	–	–	(1,900,877)	(43,688)	(1,900,877)

Balance, May 31, 2016	88,559,024	886	11,163,514	99,742	–	(13,430,793)	(236,274)	(2,402,925)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

	Year Ended May 31, 2016 $	Year Ended May 31, 2015 $
Operating activities

Net loss	(1,944,565)	(2,290,031)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(179,807)	193,424
Amortization of finance costs	7,085	2,415
Accretion of discounts on convertible debentures	439,465	110,842
Depreciation and amortization	27,908	40,769
Foreign exchange loss (gain)	(4,842)	(8,062)
Initial derivative expenses	581,677	35,244
Shares issued for services	30,001	41,754
Interest related to cash redemption premium on convertible notes	123,188	-
Stock-based compensation on options and warrants	16,426	322,005
Loss (gain) on settlement of debt	24,000	(1,759)

Changes in operating assets and liabilities:
Amounts receivable	18,169	138,064
Prepaid expenses and deposits	121,357	370,551
Accounts payable and accrued liabilities	234,200	(99,421)
Due to related parties	42,367	(47,801)

Net cash used in operating activities	(463,370)	(1,192,006)

Investing activities

Purchase of property and equipment	(4,587)	(28,295)
Investment in intangible assets	(12,161)	(33,478)

Net cash used in investing activities	(16,748)	(61,773)

Financing activities

Repayment of capital lease obligations	(6,798)	(10,145)
Repayment of loan payable	(50,000)	(54,807)
Proceeds from notes payable	63,589	–
Proceeds from issuance of convertible debentures	427,000	125,000
Proceeds from stock subscribed	25,000	23,791
Finance costs	–	(9,500)
Proceeds from the issuance of options and warrants	–	10,000
Proceeds from issuance of common stock and subscriptions received	15,000	245,000

Net cash provided by financing activities	473,791	329,339

Change in cash	(6,327)	(924,440)

Cash, beginning of year	7,446	931,886

Cash, end of year	1,119	7,446

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	100,000
Common stock issued to settle accounts payable and debt	–	9,019
Common stock issued for conversion of notes payable	591,992	–
Original issue discounts	42,753	–
Debt issuance cost	18,000	–
Original debt discount against derivative liability	436,755	125,000
Common stock issued on exercise of options	–	3,001
Warrants exercised for common stock and subscriptions receivable	–	51,625
Common stock issued for common stock receivable	–	2,998

Supplemental disclosures:
Interest paid	9,141	8,668
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

May 31, 2016

(Expressed in U.S. dollars)

1.

Organization and Going Concern

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2016, the Company has an accumulated loss of $13,430,793, a working capital deficit of $2,557,378. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a.

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

b.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d.

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk. The Company had no allowance for doubtful accounts as of May 31, 2016 and 2015.

e.

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

f.

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

g.

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

h.

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

i.

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

As of May 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2016. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2016 and 2015, there were no charges for interest or penalties.

j.

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

k.

Research and Development Costs

Research and development costs are expensed as incurred.

l.

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

m.

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2016, the Company had 56,260,229 (2015 – 8,838,205) dilutive potential shares outstanding.

n.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

o.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted this standard. The impact of the early adoption of this standard on the consolidated financial statements for the year ended May 31, 2016, has been a reduction of deferred financing costs, current assets and total assets of $6,352 (2015 - $7,085), and a corresponding reduction of convertible debentures, current liabilities and total liabilities of $6,352 (2015 - $7,085).

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

p.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended May 31, 2016 and 2015. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

q.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at May 31, 2016 and 2015, the Company had a $778,047 and $353,668 derivative liability, respectively.

3.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.

Property and Equipment

	Cost $	Accumulated depreciation $	May 31, 2016 Net carrying value $	May 31, 2015 Net carrying value $

Furniture and equipment	2,496	957	1,539	2,039
Computer	5,341	5,341	–	829
Research equipment	143,129	86,474	56,655	69,739
Vehicles under capital lease	72,690	58,257	14,433	17,598

	223,656	151,029	72,627	90,205

During the year ended May 31, 2016, the Company recorded $25,109 (2015 - $37,504) of amortization expense.

5.

Intangible Assets

	Cost $	Accumulated amortization $	May 31, 2016 Net carrying value $	May 31, 2015 Net carrying value $

Patents	70,789	8,174	62,615	54,577

During the year ended May 31, 2016, the Company recorded $4,123 (2015 - $3,265) of amortization expense.

Estimated Future Amortization Expense:

For year ending May 31, 2017	4,738
For year ending May 31, 2018	4,738
For year ending May 31, 2019	4,738
For year ending May 31, 2020	4,738
For year ending May 31, 2021	4,738

6.

Related Party Transacations

a)

During the year ended May 31, 2016, the Company incurred management fees of $129,799 (2015 - $162,449) to the President of the Company.

b)

During the year ended May 31, 2016, the Company incurred management fees of $46,616 (2015 - $54,760) to the spouse of the President of the Company.

c)

During the year ended May 31, 2016, the Company incurred research and development fees of $28,920 (2015 - $76,065) to a director of the Company.

d)

The Company recorded $21,609 of management fees for the vesting of options previously granted to officers and directors.

e)

As at May 31, 2016, the Company owes a total of $136,722 (2015 - $93,418) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f)

As at May 31, 2016, the Company owes $17,837 (2015 - $18,775) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.

Loans Payable

(a)

As at May 31, 2016, the amount of $48,285 (Cdn$63,300) (2015 - $50,738 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at May 31, 2016, the amount of $17,500 (2015 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)

As at May 31, 2016, the amount of $15,000 (2015 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(d)

As at May 31, 2016, the amount of $14,413 (Cdn$18,895) (2015 -$15,171 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at May 31, 2016, the amounts of $7,500 and $28,224 (Cdn$37,000) (2015 - $7,500 and $29,707, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2016, the amount of $4,490 (2015- $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(g)

During the year ended May 31, 2016, the amounts of $13,696 (Cdn$18,066) (2015 - $Nil) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

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

(i)

On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015.  The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017.   During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the year ended May 31, 2016, the Company recorded accretion of $9,755.

8.

Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years and on December 28, 2015, the December 21, 2012 lease was also renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of May 31, 2016:

Year ending May 31:	$
2017	9,182
2018	3,444

Net minimum lease payments	12,626
Less: amount representing interest payments	(1,195)

Present value of net minimum lease payments	11,431
Less: current portion	(8,123)

Long-term portion	3,308

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture.  As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661.  During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853.  At May 31, 2016, the other remaining debenture of $59,853 remained outstanding and past due.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at May 31, 2016, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at May 31, 2016, the carrying value of the convertible promissory note was $58,000 and the note remained outstanding and in default.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at May 31, 2016, the carrying value of the convertible promissory note was $94,000 and the note remained outstanding and in default.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $310,266 resulted in a discount to the note payable of $100,000 and the recognition of a loss on derivatives of $210,266. During the year ended May 31, 2016, the Company issued 6,303,475 shares of common stock upon the conversion of $45,000 of principal. During the year ended May 31, 2016, the Company recorded accretion of $100,000 and recorded the cash redemption premium of $26,250 increasing the carrying value of the note to $81,250.  At May 31, 2016, the note remained outstanding and past due.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $310,266 resulted in a discount to the note payable of $100,000 and the recognition of a loss on derivatives of $210,266. During the year ended May 31, 2016, the Company issued 6,303,475 shares of common stock upon the conversion of $45,000 of principal. During the year ended May 31, 2016, the Company recorded accretion of $100,000, increasing the carrying value of the note to $55,000.At May 31, 2016, the note remained outstanding and past due.

(i)

On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. During the year ended May 31, 2016, the Company received the initial tranches of $280,000 net of a $26,087 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $479,626 resulted in a discount to the note payable of $280,000 and the recognition of a loss on derivatives of $204,626.  During the year ended May 31, 2016, the Company recorded accretion of $120,175 and recorded a default fee of $76,522 increasing the carrying value of the note to $190,696.

(j)

On March 10, 2016, the Company issued a convertible note in the principal amount of up to $166,666. During the year ended May 31, 2016, the Company received initial tranches of $65,000 net of a $16,666 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $218,785 resulted in a discount to the note payable of $81,666 and the recognition of a loss on derivatives of $158,785.  During the year ended May 31, 2016, the Company recorded accretion of $20,015, and recorded a default fee of $20,417increasing the carrying value of the note to $40,432.

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

Upon the issuance of the convertible note payable described in Note 9(g), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options.  The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(h), 9(i) and 9(j), and the rights described in Note 7(i) would qualify for treatment as derivative liabilities.  The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	May 31, 2016	May 31, 2015

Balance at the beginning of year	$353,668	$–

Original discount limited to proceeds of notes	436,755	125,000
Fair value of derivative liabilities in excess of notes proceeds received	581,677	35,244
Conversion of derivative liability	(414,246)	–
Change in fair value of embedded conversion option	(179,807)	193,424

Balance at the end of the year	$778,047	$353,668

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-213%	0.07-0.74%	0%	0.50-2.00
At May 31, 2016	180-225%	0.34-0.69%	0%	0.27-1.18

11.

Common Stock

(a)

As at May 31, 2016 and 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units.  Each unit consisted of one share of common stock and one-half of one share purchase warrant.  Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)

As at May 31, 2016, the Company had received proceeds of $25,000 at $0.015 per unit for subscriptions for 1,666,666 units.  Each unit consisted of one share of common stock and one share purchase warrant.  Each whole share purchase warrant is exercisable at $0.03 per common share for a period of two years or 30 calendar days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.15 per share for five consecutive trading days.

(c)

As at May 31, 2016 and 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(d)

As at May 31, 2016 and 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(e)

On February 2, 2016, the Company revised its authorized share capital to increase the number of authorized common shares from 100,000,000 common shares with a par value of $0.00001, to 275,000,000 common shares with a par value of $0.00001.

Stock transactions during the year ended May 31, 2016:

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

(g)

On November 9, 2015, the Company issued 3,497,506 shares of common stock upon the conversion of $44,222 of principal of the convertible note described in Note 9(g)

(h)

On December 22, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g)

(i)

On January 1, 2016, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

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

(m)

On March 22, 2016, the Company issued 1,499,251 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(h).

(n)

On March 29, 2016, the Company issued 2,218,017 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(h).

(o)

On May 20, 2016, the Company issued 862,069 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(h).

12.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2014	9,818,402	0.29

Issued	1,183,333	0.69
Exercised	(240,000)	0.26
Expired	(5,503,402)	0.23

Balance, May 31, 2015	5,258,333	0.44

Issued	1,766,667	0.04

Balance, May 31, 2016	7,025,000	0.34

As at May 31, 2016, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
1,000,000.03		April 15, 2018
666,667.03		May 4, 2018
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019

7,025,000

13.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2014	675,000	0.17

Granted	1,350,000	0.18
Expired	(200,000)	0.10
Exercised	(150,000)	0.20

Outstanding, May 31, 2015	1,675,000	0.17

Granted	350,000	0.03
Expired	(525,000)	0.20

Outstanding, May 31, 2016	1,500,000	0.16	0.82	–
Exercisable, May 31, 2016	1,450,000	0.16	0.84	–

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at May 31, 2014	–

Granted	1,350,000	0.30
Vested	(800,000)	0.35

Non-vested at May 31, 2015	550,000	0.23
Granted	350,000	0.03
Expired	(50,000)	0.20
Vested	(800,000)	0.14

Non-vested at May 31, 2016	50,000	0.30

During the year ended May 31, 2016, the Company recorded $16,426 related to the vesting of previously granted stock options. As at May 31, 2016, there was $nil of unrecognized compensation cost related to non-vested stock option agreements. This cost is expected to be recognized over a weighted average period of 0.13 years.

Additional information regarding stock options as of May 31, 2016 is as follows:

Number of options	Exercise price $	Expiry date

200,000	0.30	July 17, 2016*
200,000	0.10	August 1, 2016*
200,000	0.20	November 1, 2016
150,000	0.20	December 9, 2016
400,000	0.20	March 16, 2017
350,000	0.03	May 17, 2018

1,500,000

* Expired subsequently

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	May 31, 2016	May 31, 2015

Risk-free interest rate	0.72%	0.57%
Expected life (in years)	2.00	1.98
Expected volatility	146%	113%

During the year period ended May 31, 2016, the Company recorded stock-based compensation of $16,426 (2015 - $322,005) for stock options granted.

The weighted average fair value of the stock options granted for the year period ended May 31, 2016 was $0.20 (2015 - $0.30) per option.

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

(c)

On May 7, 2014, the Company entered into a two year office space lease commencing July 1, 2014.  Pursuant to the lease, the Company is required to pay Cdn$2,683 plus taxes per month.  In addition, on June 1, 2014, the Company entered into a two year office space lease commencing June 1, 2014.  Pursuant to the lease, the Company is required to pay Cdn$1,240 plus taxes per month. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments as of May 31, 2016:

Fiscal year ending May 31:	$
2017	2,047
2,047

(d)

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

(e)

On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400.  The Company believes the claim is without merit and intends to defend itself.

(f)

On March 14, 2016, the Company entered into a consulting agreement.  Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At May 31, 2016, the Company had not issued the shares to the consultant due to non-performance.

15.

Income Taxes

The Company has net operating losses carried forward of $11,093,927 available to offset taxable income in future years which expires in beginning in fiscal 2027.

The Company is subject to Canadian and United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016 $	2015 $

Income tax recovery at statutory rate	(646,298)	(778,611)

Permanent differences and other	309,999	239,113
Valuation allowance change	336,299	539,498

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2016 and 2015 are as follows:

	2016 $	2015 $

Net operating losses carried forward	3,771,935	3,435,636

Valuation allowance	(3,771,935)	(3,435,636)

Net deferred income tax asset	–	–

16.

Subsequent Events

(a)

On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(h).

(b)

On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(h).

(c)

Subsequent to May 31, 2016, a total of 400,000 stock options with exercise prices ranging from $0.10 per share to $0.30 per share expired unexercised.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

            Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of May 31, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2016for the reasons discussed above.

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

            There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

            None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors has fixed the number of directors at three.

            Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Larry Kristof	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	44	January 22, 2007
Jonathan Michael Boughen	Director	55	February 28, 2011
Patrick Dodd	VP of Business Development and Director	28	May 7, 2013

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

Family Relationships

            None.

Board Independence and Committees

            We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) each of Larry Kristof and Patrick Dodd, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Jonathan Michael Boughen and W. Glenn Parker are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

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

            Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended May 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, except as noted below.

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

ITEM 11 - EXECUTIVE COMPENSATION

            The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2016and 2015.

Change in
Pension Value
						Non-Equity	and
						Incentive	Non-Qualified
				Stock	Option	Plan	Deferred	All Other
Name & Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Larry Kristof	2016	129,799			Nil				129,795
President,
Chief Executive Officer, Chief
Financial Officer, Secretary and
Treasurer	2015	162,449	-	-	6,736	-	-	-	169,185

Option/SAR Grants in Fiscal Year Ended May 31, 2016

		All Other Option Awards:		Grant Date Fair Value of
		Number of Securities	Exercise or Base Price of	Stock and Option Awards
Name	Grant Date	Underlying Options (#)	Option Awards ($/Share)	($)
Larry Kristof	n/a	Nil	Nil	Nil

Patrick Dodd	n/a	Nil	Nil	Nil

Outstanding Equity Awards at Fiscal Year-End Table

            The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of May 31, 2016.

	Number of	Number of
	Securities	Securities
	underlying	underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise
Name	Exercisable	Unexercisable	Price ($/Sh)	Option Expiration Date

Larry Kristof	25,000	75,000	$0.20	March 16, 2017

Patrick Dodd	25,000	75,000	$0.20	March 16, 2017

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,500,000	$0.16	1,000,808
Equity compensation plans not approved by security holders	-	-	-
Total	1,500,000	$0.16	1,000,808

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

Director Compensation

            The following table sets forth summary information concerning the total compensation paid to our non-employee directors in fiscal 2016for services to our company.

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Jonathan Boughen	$0	$13,472	$13,472
W. Glenn Parker	$0	$36,797(1)	$36,797
Total:	$0	$50,269	$50,269

(1)

On December 15, 2015 these options were forfeited concurrently with Mr. Parker’s resignation as a director of our board of directors.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 16, 2015:

•

by each person who is known by us to beneficially own more than 5% of our common stock;

•

by each of our officers and directors; and

•

by all of our officers and directors as a group.

            Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Mantra Venture Group Ltd., 1562 128th Street, Surrey, British Columbia, Canada V4A 3T7.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Larry Kristof	Common Stock	13,300,000	(3)	18.36%
Jonathan Michael Boughen	Common Stock	162,500	(4)	*
Patrick Dodd	Common Stock	200,000	(5)	*
W. Glenn Parker (8)	Common Stock	150,000	(6)	*
Officers and Directors as a Group (4 persons)	Common Stock	13,812,500	(7)	18.99%

0770987 BC Ltd.	Common Stock	13,250,000		18.31%

___________________________________________
* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 28, 2016are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 87,696,955 shares of common stock issued and outstanding as of September 28, 2016.

(3) Includes 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and 13,250,000 shares of common stock owned by 0770987 BC Ltd. Larry Kristof, as the President of 0770987 BC Ltd. has investment and voting control over the shares held by this entity.

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

(8) Mr. Parker resigned as a director of our Company on December 15, 2016.

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

During the year ended May 31, 2016, the Company incurred management fees of $129,799 (2015 - $162,449) to the President of the Company.
During the year ended May 31, 2016, the Company incurred management fees of $46,616 (2015 - $54,760) to the spouse of the President of the Company.
During the year ended May 31, 2016, the Company incurred research and development fees of $28,920 (2015 - $76,065) to a director of the Company.
The Company recorded $21,609 of management fees for the vesting of options previously granted to officers and directors.

As at May 31, 2016, the Company owes a total of $136,722 (2015 - $93,418) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

As at May 31, 2016, the Company owes $17,837 (2015 - $18,775) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

            The aggregate fees billed for the most recently completed fiscal year ended May 31, 2016 and for fiscal year ended May 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	Sadler, Gibb 2016	Sadler, Gibb 2015
Audit Fees	$37,000	$35,400
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$37,000	$35,400

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

10.16	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)

10.17	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2013)

10.18	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2013)

10.19	Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.20	Convertible Promissory Note dated March 10, 2016 (Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.01	List of Subsidiaries, filed herewith.

31.01

Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MANTRA VENTURE GROUP LTD.

Date: September 28, 2016	By:	/s/ LARRY KRISTOF
Larry Kristof
President, Chief Executive Officer and Chief Financial
Officer (Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LARRY KRISTOF	Director	September 28, 2016
Larry Kristof

/s/ JONATHAN BOUGHEN	Director	September 28, 2016
Jonathan Boughen

/s/ PATRICK DODD	Director	September 28, 2016
Patrick Dodd