Form 10-Q
period 2016-08-31
Mantra Venture Group Ltd.
filed 2016-12-02
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53461

MANTRA VENTURE GROUP LTD.

(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1562 128th Street

Surrey, British Columbia, Canada V4A 3T7

(Address of principal executive offices) (zip code)

(604) 560-1503

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

 As of December 1st, 2016, there were 108,087,384 shares of registrant’s common stock outstanding.

MANTRA VENTURE GROUP LTD.

 ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets as of August 31, 2016 (unaudited) and May 31, 2016	F-2

Consolidated statements of operations for the three month period ended August 31, 2016 and 2015 (unaudited)	F-3

Consolidated statements of cash flows for the three month period ended August 31, 2016 and 2015 (unaudited)	F-4

Notes to consolidated financial statements (unaudited)	F-6 – F-20

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	August 31	May 31,
	2016	2016
	$	$
	(unaudited)	(as revised)
ASSETS
Current assets
Cash	4,126	1,119
Accounts receivable	5	7,358
Prepaid expenses and deposits	2,321	4,789

Total current assets	6,452	13,266
Deposit	-	8,000
Restricted cash	-	14,519
Property and equipment, net	66,292	72,627
Intangible assets, net	61,430	62,615
Total assets	134,174	171,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	840,453	836,982
Due to related parties	178,255	154,560
Loans payable	208,138	199,108
Obligations under capital lease	8,010	8,123
Convertible debentures (net of discount of $202,440 and $330,123, respectively)	820,979	668,921
Derivative liability	844,673	978,245
Total current liabilities	2,900,508	2,845,939
Obligations under capital lease	1,485	3,308
Total liabilities	2,901,993	2,849,247

Stockholders' deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock
Authorized: 20,000,000 shares, par value $0.00001
Issued and outstanding: Nil shares	-	-
Common stock
Authorized: 275,000,000 shares, par value $0.00001
Issued and outstanding: 95,753,802 (May 31, 2016 - 88,559,024) shares	958	886
Additional paid-in capital	11,262,851	11,163,514
Common stock subscribed	74,742	99,742
Accumulated deficit	(13,863,959)	(13,706,088)
Total Mantra Venture Group Ltd. stockholders’ deficit	(2,525,408)	(2,441,946)
Non-controlling interest	(242,411)	(236,274)
Total stockholders’ equity deficit	(2,767,819)	(2,678,220)
Total liabilities and stockholders’ deficit	134,174	171,027

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended August 31,	Three Months Ended August 31,
	2016 $	2015 $

Revenue	–	13,638

Cost of goods sold	–	–

Gross profit	–	13,638

Operating expenses

Consulting and advisory	5,000	92,122
Depreciation and amortization	7,521	3,431
Foreign exchange loss (gain)	438	(727)
General and administrative	20,651	87,575
Management fees	45,744	67,268
Professional fees	335	25,575
Research and development	9,305	52,322

Total operating expenses	88,994	327,566

Loss before other expense	(88,994)	(313,928)

Other income (expense)

Loss on settlement of debt	–	(24,000)
Accretion of discounts on convertible debentures	(167,183)	(181,910)
Gain on change in fair value of derivatives	128,674	206,696
Interest expense	(36,505)	(23,548)

Total other income (expense)	(75,014)	(22,762)

Net loss for the period	(164,008)	(336,690)

Less: net loss attributable to the non-controlling interest	6,137	15,967

Net loss attributable to Mantra Venture Group Ltd.	(157,871)	(320,723)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	90,982,677	72,566,328

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended August 31, 2016 $	Three Months Ended August 31, 2015 $
Operating activities

Net loss	(164,008)	(336,690)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on change in fair value of derivative liability	(149,189)	(416,963)
Amortization of finance costs	–	8,562
Accretion of discounts on convertible debentures	167,183	181,910
Depreciation and amortization	7,521	3,431
Foreign exchange loss (gain)	438	(6,586)
Initial derivative expenses	20,515	210,267
Shares issued for services	–	30,001
Interest related to cash redemption premium on convertible notes	9,875	–
Stock-based compensation on options and warrants	–	15,610
Loss on settlement of debt	–	24,000
Due to related parties	23,695	1,324

Changes in operating assets and liabilities:
Amounts receivable	7,353	20,757
Prepaid expenses and deposits	10,468	28,887
Accounts payable and accrued liabilities	18,307	59,691

Net cash used in operating activities	(47,842)	(175,799)

Investing activities

Investment in intangible assets	–	(682)

Net cash used in investing activities	–	(682)

Financing activities

Repayment of capital lease obligations	(2,651)	(1,527)
Proceeds from notes payable	9,000	50,000
Proceeds from issuance of convertible debentures	39,500	100,000
Checks issued in excess of funds on deposit	–	13,562
Finance costs	–	(8,000)
Proceeds from issuance of common stock and subscriptions received	5,000	15,000

Net cash provided by financing activities	50,849	169,035

Change in cash	3,007	(7,446)

Cash, beginning of period	1,119	7,446

Cash, end of period	4,126	–

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	25,000	–
Common stock issued to settle accounts payable and debt	–	24,000
Common stock issued for conversion of notes payable	69,409	43,404
Original debt discount against derivative liability	39,500	109,755

Supplemental disclosures:
Interest paid	364	726
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

August 31, 2016

(Expressed in U.S. dollars)

(unaudited)

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

The accompanying unaudited consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at August 31, 2016, the Company has an accumulated loss of $13,863,959, and a working capital deficit of $2,894,056. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b.

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. As at August 31, 2016, the Company had 243,619,532 (August 31, 2015 – 10,761,804) dilutive potential shares outstanding.

c.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

4.

Property and Equipment

	Cost $	Accumulated depreciation $	August 31, 2016 Net carrying value $	May 31, 2016 Net carrying value $

Furniture and equipment	2,496	1,082	1,414	1,539
Computer	5,341	5,341	–	–
Research equipment	143,129	90,941	52,188	56,655
Vehicles under capital lease	72,690	60,000	12,690	14,433

	223,656	157,364	66,292	72,627

During the three months ended August 31, 2016, the Company recorded $6,336 (2015 - $2,979) of amortization expense.

5.

Intangible Assets

	Cost $	Accumulated amortization $	August 31, 2016 Net carrying value $	May 31, 2016 Net carrying value $

Patents	70,789	9,359	61,430	62,615

During the three months ended August 31, 2016, the Company recorded $1,185 (2015 - $452) of amortization expense.

Estimated Future Amortization Expense:

For year ending May 31, 2017	3,553
For year ending May 31, 2018	4,738
For year ending May 31, 2019	4,738
For year ending May 31, 2020	4,738
For year ending May 31, 2021	4,738

6.

Related Party Transactions

a)

During the three months ended August 31, 2016, the Company incurred management fees of $34,308 (2015 - $35,902) to the President of the Company.

b)

During the three months ended August 31, 2016, the Company incurred management fees of $11,436 (2015 - $12,298) to the spouse of the President of the Company.

c)

During the three months ended August 31, 2016, the Company incurred research and development fees of $0 (2015 - $ 17,663) to a director of the Company.

d)

During the three months ended August 31, 2016, the Company recorded $0 (2015 - $19,068) of management fees for the vesting of options previously granted to officers and directors.

e)

As at August 31, 2016, the Company owes a total of $160,427 (May 31, 2016 - $136,723) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f)

As at August 31, 2016, the Company owes $17,828 (May 31, 2016 - $17,837) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.

Loans Payable

(a)

As at August 31, 2016, the amount of $48,259 (Cdn$63,300) (May 31, 2016 - $48,285 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at August 31, 2016, the amount of $17,500 (May 31, 2016 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)

As at August 31, 2016, the amount of $15,000 (May 31, 2016 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(d)

As at August 31, 2016, the amount of $14,406 (Cdn$18,895) (May 31, 2016 -$14,413 (Cdn$18,895)) is owed to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(e)

As at August 31, 2016, the amounts of $7,500 and $28,209 (Cdn$37,000) (May 31, 2016 - $7,500 and $28,224, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)

As at August 31, 2016, the amount of $4,490 (May 31, 2016 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2016, the amounts of $13,774 (Cdn$18,066) (May 31, 2016 - $13,696 (Cdn$18,066)) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

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

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. As of May 31, 2016, the Company recorded accretion of $9,755.

(j)

As at August 31, 2016, the amount of $9,000 (May 31, 2016 - $0) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

8.

Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years and on December 28, 2015, the December 21, 2012 lease was also renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2016:

Year ending May 31:	$
2017	6,883
2018	3,442

Net minimum lease payments	10,325
Less: amount representing interest payments	(830)

Present value of net minimum lease payments	9,495
Less: current portion	(8,010)

Long-term portion	1,485

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture.  As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661.  During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853.  At August 31, 2016, the other remaining debenture of $59,853 remained outstanding and past due.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at August 31, 2016, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)

On September 11, 2013, the Company issued a convertible debenture for total proceeds of $58,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $58,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $58,000. As at August 31, 2016, the carrying value of the convertible promissory note was $58,000 and the note remained outstanding and in default.

(d)

On October 18, 2013, the Company issued a convertible debenture for total proceeds of $94,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $94,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $94,000. As at August 31, 2016, the carrying value of the convertible promissory note was $94,000 and the note remained outstanding and in default.

(e)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at August 31, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(f)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at August 31, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

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

During the three months ended August 31, 2016, the Company issued 5,194,778 shares of common stock upon the conversion of $25,000 of principal. At August 31, 2016, the carrying value of the note was $56,250 and the note remained outstanding and past due.

(h)

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

During the three months ended August 31, 2016, the Company recorded accretion of $121,939 increasing the carrying value of the note to $318,635.

(i)

On December 4, 2015, the Company issued a convertible note in the principal amount of $105,000 as an inducement to the holder of the convertible notes described in Note 9(g), to enter into an agreement to sell and assign the remaining outstanding principal to a third party. The note included a $10,000 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 52% discount to the lowest trading price during the previous 30 trading days to the date of conversion; or a 52% discount to the lowest trading price during the previous 30 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $216,108 resulted in a discount to the note payable of $95,000 and the recognition of a loss on derivatives of $111,108.  During the year ended May 31, 2016, the Company recorded accretion of $22,440 and recorded a default of fee of $26,250 increasing the carrying value of the note to $48,690.

During the three months ended August 31, 2016, the recorded accretion of $25,899 increasing the carrying value of the note to $74,589.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $218,785 resulted in a discount to the note payable of $81,666 and the recognition of a loss on derivatives of $158,785.  During the year ended May 31, 2016, the Company recorded accretion of $20,015, and recorded a default fee of $20,417 increasing the carrying value of the note to $40,432.

During the three months ended August 31, 2016, the Company received additional tranches of $39,500. The initial fair value of the conversion feature of $60,015 resulted in a discount to the note payable of $39,500 and the recognition of a loss on derivatives of $20,515.  During the three months ended August 31, 2016, the Company recorded accretion of $19,345, and recorded a default fee of $9,875 increasing the carrying value of the note to $69,652.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	August 31, 2016	May 31, 2016

Balance at the beginning of period	$978,245	$353,668

Original discount limited to proceeds of notes	39,500	541,755
Fair value of derivative liabilities in excess of notes proceeds received	20,515	692,785
Conversion of derivative liability	(44,409)	(414,246)
Change in fair value of embedded conversion option	(149,178)	(195,717)

Balance at the end of the period	$844,673	$978,245

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-213%	0.07-0.74%	0%	0.50-2.00
At August 31, 2016	195-279%	0.61%	0%	0.02-1.00

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

Stock transactions during the three months ended August 31, 2016:

(a)

On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(g).

(b)

On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

(c)

On August 29, 2016, the Company issued 2,000,000 units at $0.015 per unit for proceeds of $30,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.03 per share of common stock for a period of two years or thirty calendar days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.03 per share for five consecutive trading days. As at May 31, 2016, the Company had received proceeds of $25,000 at $0.015 per unit for subscriptions for 1,666,666 units which was included in common stock subscribed.

12.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2015	5,258,333	0.44

Issued	1,766,667	0.04

Balance, May 31, 2016	7,025,000	0.34

Issued	333,334	0.03

Balance, August 31, 2016	7,358,334	0.33

As at May 31, 2016, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

150,000	0.60	November 18, 2016
500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
1,000,000	0.03	April 15, 2018
666,667	0.03	May 4, 2018
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019
333,334	0.03	August 29, 2016

7,358,334

13.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2015	1,675,000	0.17

Granted	350,000	0.03
Expired	(525,000)	0.20

Outstanding, May 31, 2016	1,500,000	0.16

Expired	(550,000)	0.20

Outstanding, August 31, 2016	950,000	0.14	0.89	–
Exercisable, August 31, 2016	950,000	0.14	0.89	–

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at May 31, 2015	550,000

Granted	350,000	0.03
Expired	(50,000)	0.20
Vested	(800,000)	0.14

Non-vested at May 31, 2016	50,000	0.30
Expired	(50,000)	0.30

Non-vested at August 31, 2016	–

Additional information regarding stock options as of May 31, 2016 is as follows:

Number of options	Exercise price $	Expiry date

200,000	0.20	November 1, 2016
400,000	0.20	March 16, 2017
350,000	0.03	May 17, 2018

950,000

The Company did not grant any stock options or record any stock-based compensation for options granted during the three month period ended August 31, 2016 or 2015.

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

(d)

On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400.  The Company believes the claim is without merit and intends to defend itself.

(e)

On March 14, 2016, the Company entered into a consulting agreement.  Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At May 31, 2016, the Company had not issued the shares to the consultant due to non-performance.

(f)

On July 15, 2016, the Company entered into an agreement to lease office space for $430 ($564CAD) per month until June 30, 2017.

16.

Revision of Prior Year Financial Statements

The Company identified an error relating to the non-recognition of the convertible note described in Note 9(i) during the year ended May 31, 2016. The effect of the error is to increase net loss by $275,295 for the year ended May 31, 2016.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements.  Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been revised as follows:

Effects on financials for the Year Ended May 31, 2016:

	May 31, 2016
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Accounts payable and accrued liabilities	$ 810,575	$ 26,407	$ 836,982
Convertible debentures	620,231	48,690	668,921
Derivative liability	778,047	200,198	978,245
Accumulated deficit	(13,430,793)	(275,295)	(13,706,088)
Total Mantra Venture Group Ltd. stockholder’s deficit	(2,166,651)	(275,295)	(2,441,946)
Total stockholders’ deficit	(2,402,925)	(275,295)	(2,678,220)

	For the Year Ended May 31, 2016
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised

Loss on change in fair value of derivatives	$ (401,870)	$ (95,209)	$ (497,079)
Interest expense	(226,665)	(157,647)	(384,312)
Accretion of debt discount	(439,465)	(22,440)	(461,905)
Net loss for the period	(1,944,565)	(275,295)	(2,219,860)
Net loss attributable to Mantra Venture Group Ltd.	(1,900,877)	(275,295)	(2,176,172)
Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.01)	(0.03)

	For the Year Ended May 31, 2016
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised

Net loss	$ (1,944,565)	$ (275,295)	$ (2,219,860)
Gain on change in fair value of derivative liability	(179,807)	(15,899)	(195,706)
Initial derivative expenses	581,677	111,108	692,785
Interest related to cash redemption premium on convertible notes	123,188	26,250	149,438
Accounts payable and accrued liabilities	234,200	26,396	260,596
Accretion of discounts on convertible debentures	439,465	22,440	461,905

17.

Subsequent Events

(a)

On September 30, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 described in Note 9(c) and (d) and $44,816 of accrued interest.

(b)

On October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) described in Note 7(d) and $735 (CAD - $964) of accrued interest.

(c)

On October 4, 2016, the Company issued 3,000,000 shares of common stock upon the conversion of the $15,000 loan described in Note 7(c).

(d)

On October 5, 2016, the holder of the convertible debentures described in Notes 9(g) and (i) entered into an agreement to sell and assign the remaining outstanding principal to a third party.  The Company approved and is bound by the assignment and sale agreement.

(e)

On October 11, 2016, the Company issued a convertible note in the principal amount of up to $249,999. Subsequent to August 31, 2016, the Company received initial tranches of $45,000 net of a $16,666 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

(f)

On October 17, 2016, the Company entered into a consulting agreement for the provision of consulting services until April 17, 2017.  Pursuant to the agreement the Company will pay the consultant $35,000 per month and upon the conclusion of the first 30 day period of the agreement, the Company shall issue 2,000,000 shares of common stock to the consultant.

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

Our business is to develop technologies that we hope to lead to commercially feasible products and services which are intended to mitigate negative environmental and health consequences that arise from the production of energy and the consumption of resources.

We plan to develop or acquire technologies and services that provide a carbon reduction in the environment. To carry out our business strategy we intend to acquire or license from third parties technologies that require further development before they can be brought to market. We also intend to develop such technologies ourselves, and we anticipate that to complete commercialization of some technologies we will enter into joint ventures, partnerships, or other strategic relationships with third parties who have expertise that we may require. We may spin out or divest of technologies from time to time as they mature to improve cash flow, or when they are mature enough to become a self sustaining business.

Through a partially owned subsidiary, have acquired and own a process for the electro-reduction of carbon dioxide (“ERC”) and have the exclusive world license for a mixed-reactant fuel cell (“MRFC”). We are developing these technologies toward commercial applications.

In the past we have contracted out our development work to various laboratories. During the year, we conducted research and development related work from time to time on these technologies at our offices and with own staff in Vancouver, B.C.

Our activities include: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

We currently carry out the majority of our business through our subsidiary, Mantra Energy Alternatives Ltd. (“MEA”), through which we develop and research technologies related to alternative energy and chemical production to reduce greenhouse gas emissions and resource consumption.

We also have a number of inactive subsidiaries, which we may engage in various businesses in the future but have no current plans to do so at this time.

Since our inception, we have incurred operational losses and we have completed several rounds of financing to fund our operations. Our partially owned subsidiary Mantra Energy Alternatives Ltd. has itself undertaken financing activities to raise money for research and development by issuing common shares. Presently, MEA and the Company is seeking funding to develop a prototype unit for the MRFC technology.

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

Pursuant to the agreement with Alstom, MEA and Alstom co-operated in one or more research and development projects related to MEA’s ERC technology. Through this cooperation, the development of technologies and processes for the conversion of CO2 to chemical products and the investigation of the feasibility of scale-up and commercialization of these processes occurred.

Each party will have exclusive right and discretion to prosecute all patents and patent applications resulting from its work on any project. The parties will jointly prosecute any intellectual property in jointly-owned results. Alstom will have the option under the agreement to acquire a license to use intellectual property created by MEA under the agreement, and to a license to MEA’s ERC technology, as may be reasonably required to exploit intellectual property assumed by Alstom. The agreement does not affect ownership of any underlying intellectual property of either party.

The agreement with Alstom will remain valid for five years or the completion of the last active project, whichever last occurs, and may be extended at any time by the written agreement of both parties.

Electro Reduction of Carbon Dioxide (“ERC”)

We previously acquired 100% ownership in and to a certain chemical process for the electro-reduction of carbon dioxide. The reactor at the core of the chemical process, referred to as the electrochemical reduction of carbon dioxide (CO2), or “ERC”, has been proven functional through small-scale prototype trials and limited scale-up trials. ERC offers a possible solution to reduce the impact of CO2 emissions on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications. These include a fuel for a next generation of fuel cells, and synthetic gas (“syngas”), which is a cornerstone intermediate in the chemical industry, and can be further upgraded to products such as diesel or jet fuel. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials such as formate salts, syngas, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels. However, while thermo-chemical reactions must be driven at relatively high temperatures that are normally obtained by burning fossil fuels, ERC operates at near ambient conditions and is driven by electric energy that can be taken from an electric power grid supplied by hydro, wind, solar or nuclear energy.

Whereas ERC has been shown to produce a range of compounds, the efficiency for generation of each compound depends on the experimental conditions, and most importantly on the material of the cathode, which catalyzes the electrochemical reactions.

Until appropriate cathodes are found some products of CO2 reduction (methanol, for instance) are obtained at efficiencies too low for practical use. Other products can be generated on known cathodes with high current yields that could support valuable practical processes. For example, formate salts have been obtained on tin cathodes with current efficiencies above 80%, at industrially relevant conditions. Current efficiencies exceeding 80% have also been obtained on proprietary silver cathodes for carbon monoxide, the key constituent of syngas.

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

On the other hand, the ERC process to syngas suffers from very few market limitations. The market for synthetic gas is currently estimated at around $ 36 billion, and growing. Due to the large number of products which can be produced from syngas, including gasoline, diesel, jet fuel or methanol, we anticipate the demand for an environmentally-conscious pathway to these chemicals will grow rapidly into the future.

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

Results of Operations for the Three Month Periods Ended August 31, 2016 and August 31, 2015.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended August 31, 2016 which are included herein.

Revenues

Our operating results for three month periods ended August 31, 2016 and August 31, 2015 are summarized as follows:

			Difference Between
			Three Month Period
			Ended
	Three Months	Three Months	August 31, 2016
	Ended	Ended	and
	August 31, 2016	August 31, 2015	August 31, 2015
	($)	($)	($)
Revenue	$-	$13,638	$(13,690)
Operating expenses	$88,994	$327,566	$(238,527)
Other expenses	$75,014	$(22,762)	$(97,776)
Net loss	$(164,008)	$(336,690)	$(172,682)

For the three months ended August 31, 2016, we generated no revenues compared to revenues of $13,638 during the same period in 2015. Revenues decreased in 2016, our revenue-generating project ceased in prior periods.

Expenses

Our operating expenses for the three month periods ended August 31, 2016 and August 31, 2015 are summarized as follows:

	Three Months Ended
	August 31,	August 31,
	2016	2015
	($)	($)
Consulting and advisory	5,000	92,122
Depreciation and amortization	7,521	3,431
Foreign exchange loss (gain)	438	(727)
General and administrative	20,651	87,575
Management fees	45,744	67,268
Professional fees	335	25,575
Research and development	9,305	52,322

For the three months ended August 31, 2016, we incurred total operating expenses of $88,994, compared to total operating expenses for the three months ended August 31, 2015 of $327,566. The decrease is due to the following. A decrease in General and administrative expense for $66,924 which primarily related to reduced staff and overhead. Further, decrease of $87,122 in expenses related to consulting and advisory services occurred due to lesser activity. The reduction in research and development expenses for $43,017 was from reduced activity on our primary research projects. Also contributing to this decrease was a decrease of $25,240 in professional fees.

Net Loss

For the three months ended August 31, 2016, we incurred a net loss of $164,008, compared to a net loss of $$336,690 for the same period in 2015.

Liquidity and Capital Resources

As of August 31, 2016, our total current assets were $134,174 and our total current liabilities were $2,900,508, resulting in a working capital deficit of $2,894,056 compared to a working capital deficit of $2,832,673 as at May 31, 2016.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three Months Ended	Three Months Ended
	August31,	August31,
	2015	2015
Net Cash Used in Operating Activities	$(47,842)	$(175,799)
Net Cash Used In Investing Activities	$-	$(682)
Net Cash Provided by Financing Activities	$50,849	$169,035
Cash (decrease) increase during the period	$3,007	$(7,446)

The increase in cash that we experienced during the three months ended August 31, 2016 was insignificant. Our cash position is poor. The reduction of $127,957 in cash used for operations reflects decrease in operating activities for the period ending in 2016 compared with the same prior period in 2015. The reduction of $118,186 in cash provided by financing activities reflects the lesser amount of borrowing due to reduced operations and lack of profitability. We expect that our total expenses will increase over the next year as we increase our business operations, which is subject to raising additional funds, for which we currently have no commitments. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making significant revenues for the next year. Over the next 12 months, subject to raising additional funds, we plan to primarily concentrate on commercializing our ERC technology and associated projects.

Description	Estimated expenses ($)
Research and Development	2,500,000
Consulting Fees	200,000
Commercialization of ERC	200,000
Shareholder communication and awareness	200,000
Professional Fees	200,000
Wages and Benefits	200,000
Management Fees	150,000
Total	3,650,000

In order to fully carry out our business plan and improve liquidity, we need additional financing of approximately $3,650,000 for future expenditures and $1,350,000 for the next 12 months, totaling $5,000,000. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Critical Accounting Policies

            Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies can be found in the May 31, 2016 audited financials. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of August 31, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Stock transactions during the three months ended August 31, 2016:

(d)

On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(g).

(e)

On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(g).

(f)

On August 29, 2016, the Company issued 2,000,000 units at $0.015 per unit for proceeds of $30,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.03 per share of common stock for a period of two years or thirty calendar days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.03 per share for five consecutive trading days. As at May 31, 2016, the Company had received proceeds of $25,000 at $0.015 per unit for subscriptions for 1,666,666 units which was included in common stock subscribed.

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

MANTRA VENTURE GROUP LTD.

Date: December 2, 2016	By:	/s/ LARRY KRISTOF
Larry Kristof
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)