Form 10-Q
period 2016-11-30
Mantra Venture Group Ltd.
filed 2017-01-27
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☐.

As of December 1st, 2016, there were 108,087,384 shares of registrant’s common stock outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No   ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

119,332,805 common shares issued and outstanding as of January 26, 2017

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets as of November 30, 2016, and May 31, 2016 (unaudited)	F-2

Consolidated statements of operations for the three and six month period ended November 30, 2016 and 2015 (unaudited)	F-3

Consolidated statements of cash flows for the six month period ended November 30, 2016 and 2015 (unaudited)	F-4

Notes to consolidated financial statements	F-5 – F-21

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	November 30	May 31,
	2016	2016
	$	$
	(unaudited)	(as revised)
ASSETS
Current assets
Cash	-	1,119
Accounts receivable	1,684	7,358
Prepaid expenses and deposits	1,134	4,789

Total current assets	2,818	13,266
Deposit	-	8,000
Restricted cash	-	14,519
Property and equipment, net	59,072	72,627
Intangible assets, net	60,245	62,615
Total assets	122,135	171,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Checks issued in excess of funds on deposit	3,705	-
Accounts payable and accrued liabilities	824,195	836,982
Due to related parties	206,134	154,560
Loans payable	202,920	199,108
Obligations under capital lease	5,876	8,123
Convertible debentures (net of discount of $170,882 and $330,123, respectively)	810,536	668,921
Derivative liability	2,432,736	978,245
Total current liabilities	4,486,102	2,845,939
Obligations under capital lease	1,451	3,308
Total liabilities	4,487,553	2,849,247

Stockholders' deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock
Authorized: 20,000,000 shares, par value $0.00001
Issued and outstanding: Nil shares	-	-
Common stock,
Authorized: 275,000,000 shares, par value $0.00001
Issued and outstanding: 107,868,251 (May 31, 2016 2016 - 88,559,024) shares	1,079	886
Additional paid-in capital	11,521,530	11,163,514
Common stock subscribed	74,742	99,742
Accumulated deficit	(15,716,745)	(13,706,088)
Total Mantra Venture Group Ltd. stockholders’ deficit	(4,119,394)	(2,441,946)
Non-controlling interest	(246,024)	(236,274)
Total stockholders’ equity deficit	(4,365,418)	(2,678,220)
Total liabilities and stockholders’ deficit	122,135	171,027

 (The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2016 $	2016 $	2015 $	2015 $

Revenue	–	37,130	–	50,768

Cost of goods sold	–	–	–	–

Gross profit	–	37,130	–	50,768

Operating expenses

Consulting and advisory	40,000	54,471	45,000	146,593
Depreciation and amortization	8,404	7,794	15,925	11,225
Foreign exchange loss (gain)	(18,762)	268	(18,324)	(459)
General and administrative	23,147	68,525	43,798	156,100
Management fees	45,744	51,170	91,488	118,438
Professional fees	36,336	74,499	36,671	100,074
Research and development	15,669	40,580	24,974	92,902

Total operating expenses	150,538	297,307	239,532	624,873

Loss before other expense	(150,538)	(260,177)	(239,532)	(574,105)

Other income (expense)

Loss on settlement of debt	(19,418)	–	(19,418)	(24,000)
Accretion of discounts on convertible debentures	(151,557)	(136,797)	(318,740)	(318,707)
Loss on change in fair value of derivatives	(1,508,271)	(298,121)	(1,379,597)	(91,425)
Interest expense	(26,615)	(34,147)	(63,120)	(57,695)

Total other income (expense)	(1,705,861)	(469,065)	(1,780,875)	(491,827)

Net loss for the period	(1,856,399)	(729,242)	(2,020,407)	(1,065,932)

Less: net loss attributable to the non-controlling interest	3,613	13,179	9,750	29,146

Net loss attributable to Mantra Venture Group Ltd.	(1,852,786)	(716,063)	(2,010,657)	(1,036,786)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.01)	(0.02)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share basic and diluted	99,869,076	73,417,388	97,483,513	73,139,100

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended November 30, 2016 $	Six Months Ended November 30, 2015 $
Operating activities

Net loss	(2,020,407)	(1,065,932)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	1,206,006	(268,442)
Amortization of finance costs	–	15,502
Accretion of discounts on convertible debentures	318,740	318,707
Depreciation and amortization	15,925	11,225
Foreign exchange loss (gain)	2,912	(7,841)
Initial derivative expenses	171,102	359,867
Shares issued for services	–	30,001
Interest related to cash redemption premium on convertible notes	9,875	-
Stock-based compensation on options and warrants	–	19,118
Loss on settlement of debt	19,418	24,000

Changes in operating assets and liabilities:
Amounts receivable	5,674	17,586
Prepaid expenses and deposits	11,655	89,453
Accounts payable and accrued liabilities	47,512	153,500
Due to related parties	51,574	(20,674)

Net cash used in operating activities	(160,014)	(323,930)

Investing activities

Purchase of property and equipment	–	(682)
Investment in intangible assets	–	(12,161)

Net cash used in investing activities	–	(12,843)

Financing activities

Repayment of capital lease obligations	(4,592)	(3,309)
Repayment of loan payable	-	(50,000)
Proceeds from notes payable	20,282	50,000
Proceeds from issuance of convertible debentures	134,500	312,000
Checks issued in excess of funds on deposit	3,705	5,636
Proceeds from issuance of common stock and subscriptions received	5,000	15,000

Net cash provided by financing activities	158,895	329,327

Change in cash	(1,119)	(7,446)

Cash, beginning of period	1,119	7,446

Cash, end of period	-	–

F-4

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	25,000	–
Common stock issued to settle accounts payable and debt	108,212	24,000
Common stock issued for conversion of notes payable	236,093	359,988
Original issue discounts	24,999	26,087
Debt issuance costs	-	13,000
Original debt discount against derivative liability	134,500	334,755

Supplemental disclosures:
Interest paid	657	9,333
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

November 30, 2016

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at November 30, 2016, the Company has an accumulated loss of $15,716,745, and a working capital deficit of $4,483,284. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b.

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. As at November 30, 2016, the Company had 352,678,654 (November 30, 2015 – 34,949,950) dilutive potential shares outstanding.

c.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.  At November 30, 2016, the Company no longer pledged cash as security as the credit cards have been surrendered.

4.

Property and Equipment

	Cost $	Accumulated depreciation $	November 30, 2016 Net carrying value $	May 31, 2016 Net carrying value $

Furniture and equipment	2,496	1,206	1,290	1,539
Computer	5,341	5,341	–	–
Research equipment	143,129	95,407	47,722	56,655
Vehicles under capital lease	72,690	62,630	10,060	14,433

	223,656	164,584	59,072	72,627

During the six months ended November 30, 2016, the Company recorded $13,556 (2015 - $9,471) of amortization expense.

5.

Intangible Assets

	Cost $	Accumulated amortization $	November 30, 2016 Net carrying value $	May 31, 2016 Net carrying value $

Patents	70,789	10,544	60,245	62,615

During the six months ended November 30, 2016, the Company recorded $2,369 (2015 - $1,754) of amortization expense.

Estimated Future Amortization Expense:
For year ending May 31, 2017	2,369
For year ending May 31, 2018	4,738
For year ending May 31, 2019	4,738
For year ending May 31, 2020	4,738
For year ending May 31, 2021	4,738

6.

Related Party Transactions

a)

During the six months ended November 30, 2016, the Company incurred management fees of $68,616 (2015 - $65,485) to the President of the Company.

b)

During the six months ended November 30, 2016, the Company incurred management fees of $22,872 (2015 - $23,820) to the spouse of the President of the Company.

c)

During the six months ended November 30, 2016, the Company incurred research and development fees of $0 (2015 - $28,920) to a director of the Company.

d)

During the six months ended November 30, 2016, the Company recorded $0 (2015 - $29,133) of management fees for the vesting of options previously granted to officers and directors.

e)

As at November 30, 2016, the Company owes a total of $188,720 (May 31, 2016 - $136,723) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f)

As at November 30, 2016, the Company owes $17,414 (May 31, 2016 - $17,837) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.

Loans Payable

a)

As at November 30, 2016, the amount of $47,140 (Cdn$63,300) (May 31, 2016 - $48,285 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

b)

As at November 30, 2016, the amount of $17,500 (May 31, 2016 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

c)

As at November 30, 2016, the amount of $15,000 (May 31, 2016 - $15,000) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand. On November 15, 2016, the Company entered into a debt settlement agreement to settle the amount owed in exchange for 3,000,000 common shares.  The Company has not yet issued the shares.  The Company will record the debt settlement upon the issuance of shares.

d)

As at November 30, 2016, the amount of $0 (Cdn$0) (May 31, 2016 -$14,413 (Cdn$18,895)) was owed to a non-related party, which is non-interest bearing, unsecured, and due on demand. On October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) and $735 (CAD - $964) of accrued interest.

e)

As at November 30, 2016, the amounts of $7,500 and $27,554 (Cdn$37,000) (May 31, 2016 - $7,500 and $28,224, (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

f)

As at November 30, 2016, the amount of $4,490 (May 31, 2016 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

g)

As at November 30, 2016, the amounts of $13,454 (Cdn$18,066) (May 31, 2016 - $13,696 (Cdn$18,066)) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

h)

In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

i)

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

j)

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. As of May 31, 2016, the Company recorded accretion of $9,755.

k)

As at November 30, 2016, the amounts of $9,000 and $11,282 (Cdn$15,150) (May 31, 2016 - $0) are owed to non-related parties which are non-interest bearing, unsecured, and due on demand.

8.

Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years and on December 28, 2015, the December 21, 2012 lease was also renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of November 30, 2016:

Year ending May 31:	$
2017	4,482
2018	3,362

Net minimum lease payments	7,844
Less: amount representing interest payments	(517)

Present value of net minimum lease payments	7,327
Less: current portion	(5,876)

Long-term portion	1,451

At the end of the leases, the Company has the option to purchase the two vehicles for $1 each.

9.

Obligations Under Capital Lease

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture.  As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661.  During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853.  At November 30, 2016, the other remaining debenture of $59,853 remained outstanding and past due.

(b)

On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at November 30, 2016, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)

On September 11, 2013 and October 18, 2013, the Company issued two convertible debentures for total proceeds of $152,000, which bore interest at 10% per annum, were unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest could be converted at the holders’ option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion feature of $152,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was accreted over the term of the convertible debentures up to their face value of $152,000. On September 30, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 and $44,816 of accrued interest.

(d)

On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes.  The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at November 30, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(e)

On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at November 30, 2016, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

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

On October 5, 2016, the holder of the convertible debentures entered into an agreement to sell and assign the remaining outstanding principal to a third party.  The Company approved and is bound by the assignment and sale agreement. At November 30, 2016, $45,000 of the note had been assigned to the third party.

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

During the six months ended November 30, 2016, the Company issued 7,975,646 shares of common stock upon the conversion of $35,000 of principal. At November 30, 2016, the carrying value of the note was $46,250 and the note remained outstanding and past due.

(g)

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

During the six months ended November 30, 2016, the Company recorded accretion of $177,343 increasing the carrying value of the note to $374,039.

(h)

On December 4, 2015, the Company issued a convertible note in the principal amount of $105,000 as an inducement to the holder of the convertible notes described in Note 9(g), to enter into an agreement to sell and assign the remaining outstanding principal to a third party. The note included a $10,000 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 52% discount to the lowest trading price during the previous 30 trading days to the date of conversion; or a 52% discount to the lowest trading price during the previous 30 trading days before the date the note was executed. On October 5, 2016, the holder of the convertible debentures entered into an agreement to sell and assign the remaining outstanding principal to a third party.  The Company approved and is bound by the assignment and sale agreement.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $216,108 resulted in a discount to the note payable of $95,000 and the recognition of a loss on derivatives of $111,108.  During the year ended May 31, 2016, the Company recorded accretion of $82,560 and recorded a default of fee of $26,250 increasing the carrying value of the note to $48,690.

During the six months ended November 30, 2016, the recorded accretion of $80,823 increasing the carrying value of the note to $129,513.

(i)

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

During the six months ended November 30, 2016, the Company received additional tranches of $89,500. The initial fair value of the conversion feature of $183,700 resulted in a discount to the note payable of $89,500 and the recognition of a loss on derivatives of $94,200.  During the six months ended November 30, 2016, the Company recorded accretion of $53,345, and recorded a default fee of $9,875 increasing the carrying value of the note to $103,652.

(j)

On October 11, 2016, the Company issued a convertible note in the principal amount of up to $249,999. The Company received initial tranches of $42,500 net of a $24,999 original issue discount and $2,500 of financing fees. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”.  The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902.  During the six months ended November 30, 2016, the Company recorded accretion of $7,229, increasing the carrying value of the note to $7,229.

10.

Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 9(f) contains a conversion feature that qualifies for embedded derivative classification.  The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 9(f), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options.  The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(f), 9(g), 9(i) and 9(j), and the rights described in Note 7(i) would qualify for treatment as derivative liabilities.  The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

During the six months ended November 30, 2016, the Company reclassified 350,000 options exercisable at $0.03 until March 16, 2017 with a fair value of $2,350 and 2,000,000 warrants exercisable at $0.03 until August 29, 2018 with a fair value of $13,745 that qualified for treatment as derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	November 30, 2016	May 31, 2016

Balance at the beginning of period	$978,245	$353,668

Original discount limited to proceeds of notes	134,500	541,755
Fair value of derivative liabilities in excess of notes proceeds received	171,102	692,785
Reclassification of instruments previously classified as equity	16,095
Conversion of derivative liability	(73,201)	(414,246)
Change in fair value of embedded conversion option	1,205,995	(195,717)

Balance at the end of the period	$2,432,736	$978,245

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-243%	0.07-1.11%	0%	0.50-2.00
At November 30, 2016	45-386%	0.08-1.11%	0%	0.01-1.75

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

Stock transactions during the six months ended November 30, 2016:

(a)

On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(f).

(b)

On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

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

(d)

On September 19, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 described in Note 9(c) and $44,816 of accrued interest.

(e)

On September 26, 2016, the Company issued 2,780,868 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

(f)

October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) described in Note 7(d) and $735 (CAD - $964) of accrued interest.  The Company recorded the common shares at their fair value of $39,277 which resulted in a loss on settlement of debt of $19,418.

12.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2015	5,258,333	0.44

Issued	1,766,667	0.04

Balance, May 31, 2016	7,025,000	0.34

Issued	333,334	0.03
Expired	(150,000)	0.60

Balance, November 30, 2016	7,208,334	0.32

As at November 30, 2016, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

500,000	0.60	February 27, 2017
333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
1,000,000	0.03	April 15, 2018
666,667	0.03	May 4, 2018
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019
333,334	0.03	August 29, 2018

7,208,334

13.

Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2015	1,675,000	0.17

Granted	350,000	0.03
Expired	(525,000)	0.20

Outstanding, May 31, 2016	1,500,000	0.16

Expired	(750,000)	0.20

Outstanding, November 30, 2016	750,000	0.12	0.84	–
Exercisable, November 30, 2016	750,000	0.12	0.84	–

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at May 31, 2015	550,000

Granted	350,000	0.03
Expired	(50,000)	0.20
Vested	(800,000)	0.14

Non-vested at May 31, 2016	50,000	0.30
Expired	(50,000)	0.30

Non-vested at November 30, 2016	–

Additional information regarding stock options as of May 31, 2016 is as follows:

Number of options	Exercise price $	Expiry date

400,000	0.20	March 16, 2017
350,000	0.03	May 17, 2018

750,000

The Company did not grant any stock options or record any stock-based compensation for options granted during the six month period ended November 30, 2016 or 2015.

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

eptember 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000(accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014 and each successive anniversary	Cdn$50,000 (accrued)

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

(g)

On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares.  The Company has not yet issued the shares.  The Company will record the debt settlement upon the issuance of shares.

(h)

On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016.  Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant.  On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.  At November 30, 2016, the Company had recorded the fair value of the 1,000,000 shares of $8,900 as an accrued liability.

15.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

Effects on financials for the Year Ended May 31, 2016:

	May 31, 2016
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$ 810,575	$ 26,407	$ 836,982
Convertible debentures	620,231	48,690	668,921
Derivative liability	778,047	200,198	978,245
Accumulated deficit	(13,430,793)	(275,295)	(13,706,088)
Total Mantra Venture Group Ltd. stockholder’s deficit	(2,166,651)	(275,295)	(2,441,946)
Total stockholders’ deficit	(2,402,925)	(275,295)	(2,678,220)

	For the Year Ended May 31, 2016
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Loss on change in fair value of derivatives	$ (401,870)	$ (95,209)	$ (497,079)
Interest expense	(226,665)	(157,647)	(384,312)
Accretion of debt discount	(439,465)	(22,440)	(461,905)
Net loss for the period	(1,944,565)	(275,295)	(2,219,860)
Net loss attributable to Mantra Venture Group Ltd.	(1,900,877)	(275,295)	(2,176,172)
Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.01)	(0.03)

	For the Year Ended May 31, 2016
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net loss	$ (1,944,565)	$ (275,295)	$ (2,219,860)
Gain on change in fair value of derivative liability	(179,807)	(15,899)	(195,706)
Initial derivative expenses	581,677	111,108	692,785

	For the Year Ended May 31, 2016
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net loss	$ (1,944,565)	$ (275,295)	$ (2,219,860)
Gain on change in fair value of derivative liability	(179,807)	(15,899)	(195,706)
Initial derivative expenses	581,677	111,108	692,785
Interest related to cash redemption premium on convertible notes	123,188	153,690	276,878
Accounts payable and accrued liabilities	234,200	26,396	260,596
Accretion of discounts on convertible debentures	439,465	22,440	461,905

16.

Subsequent Events

(a)

Subsequent to November 30, 2016, the Company issued 3,000,000 shares of common stock upon the conversion of the $15,000 loan described in Note 7(c).

(b)

On January 7, 2017, the Company entered into a consulting agreement for the provision of consulting services until July 7, 2017.  Pursuant to the agreement the Company will pay the consultant $35,000 per month and upon the conclusion of the first 30-day period of the agreement, the Company shall issue 6,250,000 shares of common stock to the consultant.

(c)

On December 1, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares.  The Company has not yet issued the shares.  The Company will record the debt settlement upon the issuance of shares.

(d)

 On December 9, 2016, the Company issued 1,000,000 shares pursuant to the settlement agreement described in Note 14(h).

(e)

On December 5, 2016, the Company issued 5,393,560 shares of common stock upon the conversion of $15,075 of principal of the convertible note described in Note 9(f).

 On January 13, 2017, the Company issued 5,070,994 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

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

Results of Operations for the Three and Six Month Periods Ended November 30, 2016 and November 30, 2015

Revenues

Our operating results for the three and six month periods ended November 30, 2016 and November 30, 2015 are summarized as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Revenue	$-	$37,130	$-	$50,768
Operating expenses	$150,538	$297,307	$239,532	$624,873
Other expenses	$1,705,861	$(469,065)	$1,780,875	$(491,287)
Net loss	$(1,856,399)	$(729,242)	$2,020,407	$(1,065,932)

Our net loss for the three months ended November 30, 2016 was $1,856,399. Our net loss for six months ended November 30, 2016 was $2,020,407

Revenue generated during the three months ended November 30, 2016 was nil compared to revenue of $37,130 during the same period in 2015.  Revenue generated during the six months ended November 30, 2016 was nil compared to revenue of $50,768 during the same period in 2015.  The decrease in revenues is due to the expiry of our contract with Alstom, which was not renewed.

Expenses

Our operating expenses for the three and six month periods ended November 30, 2016 and November 30, 2015 are summarized as follows:

		Three Months Ended			Six Months Ended
		November 30,			November 30,
		2016		2015		2016	2015
Business development	$		$	Nil	$		$1,022
Consulting and advisory		$40,000		$54,471		$45,000	$146,593
Depreciation and amortization		$8,404		$7,794		$15,925	$11,225
Foreign exchange gain		$(18,762)		$268		$(18,324)	$(459)
General and administrative		$23,147		$10,316		$43,798	$36,507
License fees		$-		$37,445		$-	$37,445
Management fees		$45,744		$51,170		$91,488	$118,438
Professional fees		$36,336		$74,499		$36,671	$100,074
Public listing costs		$-		$1,667		$-	$11,519
Rent		$-		$10,079		$-	$31,027
Research and Development		$15,669		$40,580		$24,974	$92,902
Supplies		$-		$3,076		$-	$3,076
Travel and promotion		$-		$5,942		$-	$33,074
Wages and benefits		$-		$-		$-	$2,430

During the three months ended November 30, 2016 our operating expenses were $ 150,538 compared to operating expenses of $297,307 for the three month period ended November 30, 2015.  The decrease of operating expenses of $146,769 during this period primarily consisted of a decrease in consulting and advisory fees, management fees, research and development and travel and promotion.

During the six months ended November 30, 2016 our operating expenses were $ 239,532 compared to operating expenses of $624,873 for the six month period ended November 30, 2015. The decrease of operating expenses of $385,341 during this period primarily consisted of a decrease in consulting and advisory fees, general and administrative expenses, research and development and travel and promotion.

The weighted average number of shares outstanding were 99,869,076 and 73,417,388 for the three months ended November 30, 2016 and November 30, 2015, respectively.

Liquidity and Capital Resources

Working Capital

	At	At
	November 30	May 31,
	2016	2016
Current Assets	$2,818	$13,266
Current Liabilities	$4,486,102	$2,845,939
Working Capital	$(4,483,284)	$(2,832,673)

Cash Flows

	Six Months Ended November 30, 2016	Six Months Ended November 30 2015
Net Cash Used In Operating Activities	$(160,014)	$(323,930)
Net Cash Used In Investing Activities	$-	$(12,843)
Net Cash Provided by Financing Activities	$158,895	$329,327
Change In Cash	$(1,119)	$(7,446)

As of November 30, 2016, we had $Nil cash in our bank accounts and a working capital deficit of $ 4,483,284. As of November 30, 2015 we had nil cash and a working capital deficit of 1,946,304.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2016, net cash flows used in operating activities was 160,014 compared to $323,930 for the six months ended November 30, 2015. The decrease in net cash used in operating activities was primarily a result of a decrease in cash used to fund operating losses during the six months ended November 30, 2016 compared to the six months ended November 30, 2015.

Cash Flows from Investing Activities

For the six months ended November 30, 2016 cash flows used in investing activities were nil compared to $12,843  for the six months ended November 30, 2015. The decrease in cash used in investing activities was a result of a decrease in cash used to purchase property plant and equipment and invest in intangible assets during the six months ended November 30, 2016 compared to the six months ended November 30, 2015.

Cash Flows from Financing Activities

For the six months ended November 30, 2016 cash flows from financing activities were $158,895 compared to $329,327 for the six months ended November 30, 2015. The increase in cash provided by financing activities increased as a result of the receipt of $20,282 of proceeds from the issuance of notes payable and $134,500 of proceeds from the issuance of convertible debentures during the six months ended November 30, 2016.  The Company received $312,000 proceeds from notes payable or convertible debentures during six nine months ended November 30, 2015.

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

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A summary of some of these policies is included in note 2 of the notes to our financial statements, however, not all of our accounting policies are stated in our interim financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Accounts Receivable

Our company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables our company considers at risk. Our company had no allowance for doubtful accounts as of November 30, 2016 and 2015.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value

Technology Development Revenue

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of November 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

(c)

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not presently involved in any legal proceedings.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

a)

On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(f).

b)

On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

c)

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

d)

On September 19, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 described in Note 9(c) and $44,816 of accrued interest.

e)

On September 26, 2016, the Company issued 2,780,868 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

f)

October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) described in Note 7(d) and $735 (CAD - $964) of accrued interest.  The Company recorded the common shares at their fair value of $39,277 which resulted in a loss on settlement of debt of $19,418.

g)

On December 9, 2016, the Company issued 1,000,000 shares pursuant to the settlement agreement described in Note 14(h).

h)

On December 5, 2016, the Company issued 5,393,560 shares of common stock upon the conversion of $15,075 of principal of the convertible note described in Note 9(f).

i)

On January 13, 2017, the Company issued 5,070,994 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(a)(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

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

Mantra Venture Group Ltd.
(Registrant)
Date: January 27, 2017	/S/ Larry Kistof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)