Form 10-Q/A
period 2016-11-30
Mantra Venture Group Ltd.
filed 2017-02-02
CIK 1413891

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

119,332,805 common shares issued and outstanding as of January 26, 2017

Explanatory Note

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our annual report on Form 10-Q for the period ended November 30, 2016 (the “Form 10-Q”) filed with the Securities and Exchange Commission on January 27, 2017  (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

 (The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2016 $	2015 $	2016 $	2015 $

Revenue	–	37,130	–	50,768

Cost of goods sold	–	–	–	–

Gross profit	–	37,130	–	50,768

Operating expenses

Consulting and advisory	40,000	54,471	45,000	146,593
Depreciation and amortization	8,404	7,794	15,925	11,225
Foreign exchange loss (gain)	(18,762)	268	(18,324)	(459)
General and administrative	23,147	68,525	43,798	156,100
Management fees	45,744	51,170	91,488	118,438
Professional fees	36,336	74,499	36,671	100,074
Research and development	15,669	40,580	24,974	92,902

Total operating expenses	150,538	297,307	239,532	624,873

Loss before other expense	(150,538)	(260,177)	(239,532)	(574,105)

Other income (expense)

Loss on settlement of debt	(19,418)	–	(19,418)	(24,000)
Accretion of discounts on convertible debentures	(151,557)	(136,797)	(318,740)	(318,707)
Loss on change in fair value of derivatives	(1,508,271)	(298,121)	(1,379,597)	(91,425)
Interest expense	(26,615)	(34,147)	(63,120)	(57,695)

Total other income (expense)	(1,705,861)	(469,065)	(1,780,875)	(491,827)

Net loss for the period	(1,856,399)	(729,242)	(2,020,407)	(1,065,932)

Less: net loss attributable to the non-controlling interest	3,613	13,179	9,750	29,146

Net loss attributable to Mantra Venture Group Ltd.	(1,852,786)	(716,063)	(2,010,657)	(1,036,786)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.01)	(0.02)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share basic and diluted	99,869,076	73,417,388	97,483,513	73,139,100

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

Mantra Venture Group Ltd.
(Registrant)
Date: February 2, 2017	/S/ Larry Kristof
Larry Kristof
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)