Form 10-Q
period 2017-02-28
Mantra Venture Group Ltd.
filed 2017-06-05
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

274,998,800 common shares issued and outstanding as of June 2, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

1

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets as of February 28, 2017, and May 31, 2016 (unaudited)	3

Consolidated statements of operations for the three and nine month period ended February 28, 2017 and February 29, 2016 (unaudited)	4

Consolidated statements of cash flows for the nine month period ended February 28, 2017 and February 29, 2016 (unaudited)	5

Notes to consolidated financial statements	6 – 22

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	February 28,	May 31,
	2017	2016
	($)	($)
	(unaudited)	(as revised)
ASSETS
Current assets
Cash	–	1,119
Accounts receivable	3,417	7,358
Prepaid expenses and deposits	1,056	4,789

Total current assets	4,473	13,266
Deposit	–	8,000
Restricted cash	–	14,519
Property and equipment, net	51,852	72,627
Intangible assets, net	59,060	62,615
Total assets	115,385	171,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Checks issued in excess of funds on deposit	7	–
Accounts payable and accrued liabilities	930,290	836,982
Due to related parties	236,579	154,560
Loans payable	221,888	199,108
Obligations under capital lease	5,370	8,123
Convertible debentures (net of discount of $128,347 and $330,123 in 2017 and 2016, respectively)	868,611	668,921
Derivative liability	1,160,791	978,245
Total current liabilities	3,423,536	2,845,939
Obligations under capital lease	–	3,308
Total liabilities	3,423,536	2,849,247

Stockholders' deficit
Mantra Venture Group Ltd. stockholders’ deficit
Preferred stock, Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock, Authorized: 275,000,000 shares, par value $0.00001 Issued and outstanding: 119,332,805 shares as of February 28, 2017 (88,559,024 shares as of May 31, 2016)	1,193	886
Additional paid-in capital	11,611,360	11,163,514
Common stock subscribed	115,367	99,742
Accumulated deficit	(14,785,181)	(13,706,088)
Total Mantra Venture Group Ltd. stockholders’ deficit	(3,057,261)	(2,441,946)
Non-controlling interest	(250,890)	(236,274)
Total stockholders’ deficit	(3,308,151)	(2,678,220)
Total liabilities and stockholders’ deficit	115,385	171,027

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	($)	($)	($)	($)

Revenue	–	30,299	–	81,067

Cost of goods sold	–	–	–	–

Gross profit	–	30,299	–	81,067

Operating expenses

Consulting and advisory	123,578	35,751	168,578	182,344
Depreciation and amortization	8,404	8,237	24,329	19,462
Foreign exchange loss (gain)	12,093	(3,767)	(6,231)	(4,226)
General and administrative	9,258	37,775	53,056	193,875
Management fees	45,178	35,335	136,666	153,773
Professional fees	(1,664)	18,304	35,007	118,378
Research and development	(1,000)	13,192	23,974	106,094

Total operating expenses	195,847	144,827	435,379	769,700

Loss from operations	(195,847)	(114,528)	(435,379)	(688,633)

Other income (expense)

Loss on settlement of debt	–	–	(19,418)	(24,000)
Accretion of discounts on convertible debentures	(60,374)	(42,017)	(379,114)	(360,724)
Gain (loss) on change in fair value of derivatives	1,231,317	(119,190)	(148,280)	(210,615)
Interest expense	(48,398)	(18,981)	(111,518)	(76,676)

Total other income (expense)	1,122,545	(180,188)	(658,330)	(672,015)

Net income (loss) for the period	926,698	(294,716)	(1,093,709)	(1,360,648)

Add: net loss attributable to the non-controlling interest	4,866	3,756	14,616	32,902

Net income (loss) attributable to Mantra Venture Group Ltd.	931,564	(290,960)	(1,079,093)	(1,327,746)

Net income (loss) per share attributable to Mantra Venture Group Ltd. common shareholders:
Basic	0.01	(0.00)	(0.01)	(0.02)
Diluted	0.00	(0.00)	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share:
Basic	116,454,010	80,407,995	102,822,723	75,562,065
Diluted	606,601,337	80,407,995	102,822,723	75,562,065

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended February 28, 2017 ($)	Nine Months Ended February 29, 2016 ($)
Operating activities

Net loss	(1,093,709)	(1,360,648)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(31,805)	(199,277)
Amortization of finance costs	–	16,017
Accretion of discounts on convertible debentures	379,114	360,724
Depreciation and amortization	24,329	19,462
Foreign exchange loss (gain)	4,366	(7,458)
Initial derivative expenses	180,096	409,892
Shares issued for services	47,025	30,001
Interest related to cash redemption premium on convertible notes	32,651	–
Stock-based compensation on options and warrants	–	11,042
Loss on settlement of debt	19,418	24,000

Changes in operating assets and liabilities:
Amounts receivable	3,941	18,465
Prepaid expenses and deposits	11,733	121,357
Accounts payable and accrued liabilities	153,607	182,654
Due to related parties	82,019	3,147

Net cash used in operating activities	(187,215)	(370,622)

Investing activities

Purchase of property and equipment	–	(4,587)
Investment in intangible assets	–	(12,161)

Net cash used in investing activities	–	(16,748)

Financing activities

Repayment of capital lease obligations	(7,025)	(5,487)
Repayment of loan payable	–	(50,000)
Proceeds from notes payable	38,275	55,961
Proceeds from issuance of convertible debentures	149,839	367,000
Checks issued in excess of funds on deposit	7	–
Proceeds from issuance of common stock and subscriptions received	5,000	15,000

Net cash provided by financing activities	186,096	382,474

Change in cash	(1,119)	(4,896)

Cash, beginning of period	1,119	7,446

Cash, end of period	–	2,550

Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	25,000	–
Common stock issued to settle accounts payable and debt	39,277	24,000
Common stock issued for conversion of notes payable	388,572	477,939
Original issue discounts	24,999	26,087
Debt issuance costs	–	13,000
Original debt discount against derivative liability	149,839	389,755

Supplemental disclosures:
Interest paid	657	9,859
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

February 28, 2017

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at February 28, 2017, the Company has an accumulated loss of $14,785,181, and a working capital deficit of $3,459,688. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. As at February 28, 2017, the Company had 490,147,327 (November 30, 2015 – 34,949,950) dilutive potential shares outstanding.

c.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards. At February 28, 2017, the Company no longer pledged cash as security as the credit cards have been surrendered.

4.	Property and Equipment

	Cost ($)	Accumulated depreciation ($)	February 28, 2017 Net carrying value ($)	May 31, 2016 Net carrying value ($)

Furniture and equipment	2,496	1,332	1,164	1,539
Computer	5,341	5,341	–	–
Research equipment	143,129	99,874	43,255	56,655
Vehicles under capital lease	72,690	65,257	7,433	14,433

	223,656	171,804	51,852	72,627

During the nine months ended February 28, 2017 and February 29, 2016, the Company recorded $20,774 and $16,524, respectively, of amortization expense.

5.	Intangible Assets

	Cost ($)	Accumulated amortization ($)	February 28, 2017 Net carrying value ($)	May 31, 2016 Net carrying value ($)

Patents	70,789	11,729	59,060	62,615

During the nine months ended February 28, 2017 and February 29, 2016, the Company recorded $3,555 and $2,938, respectively, of amortization expense.

Estimated Future Amortization Expense:

For year ending May 31, 2017	$1,183
For year ending May 31, 2018	$4,738
For year ending May 31, 2019	$4,738
For year ending May 31, 2020	$4,738
For year ending May 31, 2021	$4,738

6.	Related Party Transactions

a)	During the nine months ended February 28, 2017 and February 29, 2016, the Company incurred management fees of $102,500 and $98,053, respectively, to the President of the Company.

b)	During the nine months ended February 28, 2017 and February 29, 2016, the Company incurred management fees of $34,166 and $34,735, respectively, to the spouse of the President of the Company.

c)	During the nine months ended February 28, 2017 and February 29, 2016, the Company incurred research and development fees of $0 and $28,920, respectively, to a director of the Company.

d)	During the nine months ended February 28, 2017 and February 29, 2016, the Company recorded $0 and $20,985, respectively, of management fees for the vesting of options previously granted to officers and directors.

e)	As at February 28, 2017 and May 31, 2016, the Company owes a total of $218,972 and $136,723, respectively, to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f)	As at February 28, 2017 and May 31, 2016, the Company owes $17,607 and $17,837, respectively, to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

7.	Loans Payable

(a)	As at February 28, 2017 and May 31, 2016, the amount of $47,662 (Cdn$63,300) and $48,285 (Cdn$63,300), respectively, is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As at February 28, 2017 and May 31, 2016, the amount of $17,500 and $17,500, respectively, is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As at February 28, 2017 and May 31, 2016, the amount of $15,000 and $15,000, respectively, is owed to a non-related party which is non-interest bearing, unsecured, and due on demand. On November 15, 2016, the Company entered into a debt settlement agreement, and amended on March 13, 2017, to settle the amount owed in exchange for 6,000,000 common shares. The shares were issued on March 8, 2017.

(d)	As at February 28, 2017 and May 31, 2016, the amount of $0 (Cdn$0) and $14,413 (Cdn$18,895), respectively, was owed to a non-related party, which is non-interest bearing, unsecured, and due on demand. On October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) and $735 (CAD - $964) of accrued interest.

(e)	As at February 28, 2017 and May 31, 2016, the amounts of $7,500 and $27,859 (Cdn$37,000) and $7,500 and $28,224 (Cdn$37,000), respectively, are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)	As at February 28, 2017 and May 31, 2016, the amount of $4,490 and $4,490, respectively, is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(g)	As at February 28, 2017 and May 31, 2016, the amounts of $13,603 (Cdn$18,066) and $13,696 (Cdn$18,066)), respectively, was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(h)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(i)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

(j)	The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. As of May 31, 2016, the Company recorded accretion of $9,755.

(k)	As at February 28, 2017 and May 31, 2016, the amounts of $10,000 and $28,274 (Cdn$37,550) and $0, respectively, are owed to non-related parties which are non-interest bearing, unsecured, and due on demand.

8.	Obligations Under Capital Lease

On July 31, 2012 and December 21, 2012, the Company entered into two agreements to lease two vehicles for three years each. In August 2015, the July 31, 2012 lease was renewed for an additional two years and on December 28, 2015, the December 21, 2012 lease was also renewed for an additional two years. The vehicle leases are classified as a capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of February 28, 2017:

Year ending May 31:	($)
2017	2,266
2018	3,399

Net minimum lease payments	5,665
Less: amount representing interest payments	(295)

Present value of net minimum lease payments	5,370
Less: current portion	(5,370)

Long-term portion	–

At the end of the leases, the Company has the option to purchase the two vehicles for $1 each.

9.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

9.	Convertible Debentures (cont..)

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. At February 28, 2017, the other remaining debenture of $59,853 remained outstanding and past due.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at February 28, 2017, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On September 11, 2013 and October 18, 2013, the Company issued two convertible debentures for total proceeds of $152,000, which bore interest at 10% per annum, were unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest could be converted at the holders’ option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $152,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was accreted over the term of the convertible debentures up to their face value of $152,000. On September 30, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 and $44,816 of accrued interest.

9.	Convertible Debentures (cont..)

(d)	On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at February 28, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default. On April 1, 2017, the Company issued an aggregate of 295,800 shares of common stock upon the conversion of two of the convertible debentures, totaling $10,000, and $1,832 of accrued interest.

(e)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at February 28, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(f)	On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

On October 5, 2016, the holder of the convertible debentures entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. At February 28, 2017, $45,000 of the note had been assigned to the third party.

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

During the nine months ended February 28, 2017, the Company issued 18,440,200 shares of common stock upon the conversion of $60,075 of principal. During the nine months ended February 28, 2017, the Company recorded a default fee of $10,276 increasing the carrying value of the note to $31,451 and the note remained outstanding and past due.

9.	Convertible Debentures (cont..)

(g)	On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. During the year ended May 31, 2016, the Company received the initial tranches of $280,000 net of a $26,087 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

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

During the nine months ended February 28, 2017, the Company recorded accretion of $185,913 increasing the carrying value of the note to $382,608.

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

During the nine months ended February 28, 2017, the recorded accretion of $82,560 increasing the carrying value of the note to $131,250.

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

9.	Convertible Debentures (cont..)

During the nine months ended February 28, 2017, the Company received additional tranches of $107,339. The initial fair value of the conversion feature of $208,033 resulted in a discount to the note payable of $107,339 and the recognition of a loss on derivatives of $100,694. During the nine months ended February 28, 2017, the Company recorded accretion of $96,783, and recorded a default fee of $22,375 increasing the carrying value of the note to $159,590.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902. During the nine months ended February 28, 2017, the Company recorded accretion of $13,859, increasing the carrying value of the note to $13,859.

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

During the nine months ended February 28, 2017, the Company reclassified 350,000 options exercisable at $0.03 until March 16, 2017 with a fair value of $2,350 and 2,000,000 warrants exercisable at $0.03 until August 29, 2018 with a fair value of $13,745 that qualified for treatment as derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	February 28, 2017	May 31, 2016
Balance at the beginning of period	$978,245	$353,668
Original discount limited to proceeds of notes	$152,339	$541,755
Fair value of derivative liabilities in excess of notes proceeds received	$177,596	$692,785
Reclassification of instruments previously classified as equity	$16,095	$–
Conversion of derivative liability	$(131,679)	$(414,246)
Change in fair value of embedded conversion option	$(31,805)	$(195,717)
Balance at the end of the period	$1,160,791	$978,245

10.	Derivative Liabilities (cont..)

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-253%	0.07-1.11%	0%	0.50-2.00
At February 28, 2017	192-289%	0.40-0.88%	0%	0.03-1.50

11.	Common Stock

(a)	As at May 31, 2016 and 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)	As at May 31, 2016 and 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(c)	As at May 31, 2016 and 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(d)	On February 2, 2016, the Company revised its authorized share capital to increase the number of authorized common shares from 100,000,000 common shares with a par value of $0.00001, to 275,000,000 common shares with a par value of $0.00001.

Stock transactions during the nine months ended February 28, 2017:

(a)	On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 9(f).

(b)	On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

(c)	On August 29, 2016, the Company issued 2,000,000 units at $0.015 per unit for proceeds of $30,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.03 per share of common stock for a period of two years or thirty calendar days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.03 per share for five consecutive trading days. As at May 31, 2016, the Company had received proceeds of $25,000 at $0.015 per unit for subscriptions for 1,666,666 units which was included in common stock subscribed.

11.	Common Stock (cont..)

(d)	On September 19, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 described in Note 9(c) and $44,816 of accrued interest.

(e)	On September 26, 2016, the Company issued 2,780,868 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

(f)	October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) described in Note 7(d) and $735 (CAD - $964) of accrued interest. The Company recorded the common shares at their fair value of $39,277 which resulted in a loss on settlement of debt of $19,418.

(g)	On December 5, 2016, the Company issued 5,393,560 shares of common stock upon the conversion of $15,075 of principal of the convertible note described in Note 9(f).

(h)	On December 9, 2016, the Company issued 1,000,000 shares pursuant to the settlement agreement described in Note 15(h).

(i)	On January 13, 2017, the Company issued 5,070,994 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

12.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price ($)

Balance as of May 31, 2015	5,258,333	0.44

Issued	1,766,667	0.04

Balance as of May 31, 2016	7,025,000	0.34

Issued	333,334	0.03
Expired	(650,000)	0.60

Balance as of February 28, 2017	6,708,334	0.30

As at February 28, 2017, the following share purchase warrants were outstanding:

Number of warrants	Exercise price ($)	Expiry date

333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
1,000,000	0.03	April 15, 2018
666,667	0.03	May 4, 2018
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019
333,334	0.03	August 29, 2018

6,708,334

13.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual life (years)	Aggregate intrinsic value ($)

Outstanding as of May 31, 2015	1,675,000	0.17
Granted	350,000	0.03
Expired	(525,000)	0.20

Outstanding as of May 31, 2016	1,500,000	0.16

Expired	(750,000)	0.20

Outstanding as of February 28, 2017	750,000	0.12	0.59	–
Exercisable as of February 28, 2017	750,000	0.12	0.59	–

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value ($)

Non-vested at May 31, 2015	550,000

Granted	350,000	0.03
Expired	(50,000)	0.20
Vested	(800,000)	0.14

Non-vested at May 31, 2016	50,000	0.30
Expired	(50,000)	0.30

Non-vested at February 28, 2017	–

Additional information regarding stock options as of February 28, 2017 is as follows:

Number of options	Exercise price ($)	Expiry date
400,000	0.20	March 16, 2017
350,000	0.03	May 17, 2018
750,000

The Company did not grant any stock options or record any stock-based compensation for options granted during the nine month period ended February 28, 2017 or February 29, 2016.

14.	Net Income (Loss) Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	($)	($)	($)	($)

Numerator:
Net income	931,564	(290,960)	(1,079,093)	(1,327,746)
Convertible note interest	25,393	-	-	-
Adjusted diluted net income	956,957	(290,960)	(1,079,093)	(1,327,746)

Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	116,454,010	80,407,995	102,822,723	75,562,065
Effect of dilutive stock options and convertible notes payable	490,147,327	–	–	–
Diluted	606,601,337	80,407,995	102,822,723	75,562,065

Net income per share applicable to common stockholders:
Basic	0.01	(0.00)	(0.01)	(0.02)
Diluted	0.00	(0.00)	(0.01)	(0.02)

15.	Commitments and Contingencies

(a)	On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

●	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (paid);

●	a further license fee of Cdn$15,000 (paid) to be paid within ninety days of September 2, 2009; and

●	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000(accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014 and each successive anniversary	Cdn$50,000 (accrued)

15.	Commitments and Contingencies (cont..)

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

(b)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined.

(c)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 9(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff is seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements.

(d)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. The Company believes the claim is without merit and intends to defend itself.

(e)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At May 31, 2016, the Company had not issued the shares to the consultant due to non-performance.

(f)	On July 15, 2016, the Company entered into an agreement to lease office space for $430 ($564CAD) per month until June 30, 2017.

15.	Commitments and Contingencies (cont..)

(g)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(h)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(i)	On January 7, 2017, the Company entered into a consulting agreement for the provision of consulting services until July 7, 2017. Pursuant to the agreement the Company will pay the consultant $35,000 per month and upon the conclusion of the first 30-day period of the agreement, the Company shall issue 6,250,000 shares of common stock to the consultant. As of February 28, 2017, the shares have not been issued.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated. Effects on financials for the Year Ended May 31, 2016:

	May 31, 2016
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Accounts payable and accrued liabilities	$810,575	$26,407	$836,982
Convertible debentures	620,231	48,690	668,921
Derivative liability	778,047	200,198	978,245
Accumulated deficit	(13,430,793)	(275,295)	(13,706,088)
Total Mantra Venture Group Ltd. stockholder’s deficit	(2,166,651)	(275,295)	(2,441,946)
Total stockholders’ deficit	(2,402,925)	(275,295)	(2,678,220)

16.	Revision of Prior Year Financial Statements (cont..)

	For the Year Ended May 31, 2016
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated

Loss on change in fair value of derivatives	$(401,870)	$(95,209)	$(497,079)
Interest expense	(226,665)	(157,647)	(384,312)
Accretion of debt discount	(439,465)	(22,440)	(461,905)
Net loss for the period	(1,944,565)	(275,295)	(2,219,860)
Net loss attributable to Mantra Venture Group Ltd.	(1,900,877)	(275,295)	(2,176,172)
Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.01)	(0.03)

	For the Year Ended May 31, 2016
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated

Net loss	$(1,944,565)	$(275,295)	$(2,219,860)
Gain on change in fair value of derivative liability	(179,807)	(15,899)	(195,706)
Initial derivative expenses	581,677	111,108	692,785
Interest related to cash redemption premium on convertible notes	123,188	153,690	276,878
Accounts payable and accrued liabilities	234,200	26,396	260,596
Accretion of discounts on convertible debentures	439,465	22,440	461,905

17.	Subsequent Events

(a)	On December 1, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(b)	On March 2, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,837 of principal and unpaid interest of the convertible note described in Note 9(f).

(c)	On March 7, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,063 of principal and unpaid interest of the convertible note described in Note 9(f).

(d)	On March 13, 2017, the Company amended a debt settlement agreement, dated November 15, 2016, to settle a $15,000 loan described in Note 7 (c) in exchange for 6,000,000 common shares. The shares were issued effective March 8, 2017.

(e)	On March 15, 2017, the Company issued 6,548,937 shares of common stock upon the conversion of $11,068 of principal and unpaid interest of the convertible note described in Note 9(f).

(f)	On April 1, 2017, the Company issued an aggregate 295,800 shares of common stock upon the conversion of $11,832 of principal and unpaid interest of two convertible notes described in Note 9(d).

17.	Subsequent Events (cont..)

(g)	On April 7, 2017, the Company issued 2,170,314 shares of common stock upon the conversion of $3,527 of principal and unpaid interest of the convertible note described in Note 9 (f).

(h)	On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables. The purchase price paid by the Company for the assets includes the assumption of certain liabilities and contracts associated with the business, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (the “Unsecured Note”), and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the Business for the six-month period immediately following the closing and (ii) $1,500,000. In addition, the Asset Purchase Agreement contains a working capital adjustment. The interest on the outstanding principal due under the Unsecured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Unsecured Note is due one year following the issue date of the Unsecured Note, and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

(i)	On April 28, 2017, the Company entered into and closed on a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Lender”), pursuant to which the Company issued to the Lender a senior secured convertible promissory note in the aggregate principal amount of $440,000 (the “Secured Note”) for an aggregate purchase price of $400,000, and a warrant with a term of three years to purchase up to 27,500,000 shares of common stock of the Company at an exercise price of $0.0255 per share. The interest on the outstanding principal due under the Secured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Secured Note is due on April 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the conversion, subject to adjustment upon the occurrence of certain events.

(j)	On May 18, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,491,018 to a new director of the Company in exchange for services for the Company.

(k)	On May 19, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,801,647 to a new director of the Company in exchange for services for the Company.

(l)	On April 10, 2017, the Company issued 4,491,018 shares of common stock upon the conversion of $15,000 in accounts payable debt, further to an agreement dated January 17, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited consolidated financial statements are stated in United States dollars ($) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Mantra Venture Group Ltd. and our wholly owned subsidiaries Carbon Commodity Corporation, Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc., as well as our majority owned subsidiary and Mantra Energy Alternatives Ltd., unless otherwise indicated.

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

We are a technology incubator that takes innovative emerging technologies and moves them towards commercialization. Our subsidiary Mantra Energy Alternatives is developing electrochemical technologies designed to make reducing greenhouse gas emissions profitable. Through our acquisition of AW Solutions (as described below), we provide comprehensive turnkey outsourced wireless and wireline infrastructure services with licensing across the United States, Canada and the Caribbean.

Acquisition of AW Solutions

On April 25, 2017, we entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with InterCloud Systems, Inc. (“InterCloud”), a Delaware corporation. Pursuant to the terms the Asset Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase, 80.1% of the assets associated with InterCloud’s “AW Solutions” business (the “AW Solutions”) including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”). AW Solutions provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry.

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with the Business, the issuance to AW Solutions of a convertible promissory note in the aggregate principal amount of $2,000,000, and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the Business for the six-month period immediately following the closing and (ii) $1,500,000. In addition, the Asset Purchase Agreement contains a working capital adjustment.

Pursuant to the Asset Purchase Agreement, Patrick Dodd, Jonathan Boughen and Larry Kristof resigned as members of the Company’s board of directors and Keith Hayter and Roger Ponder were appointed to the Company’s Board, effective as of the consummation of the Asset Sale. Each of the members of the Board will serve until the Company’s 2017 annual meeting of shareholders or until his earlier death, resignation or removal.

We intend to actively build and develop the AW Solutions business in the future, which we anticipate will generate revenues during the year.

Other businesses

Overview

Due to the acquisition of AW Solutions and our inability to obtain further funding to develop mixed-reactant fuel cell (“MRFC”) technology, we intend to revisit our pursuit of this line of business during the next quarter and may consider the sale, disposition or restructuring of this business unit to focus on pursuing the AW Solutions business. We have not made any decision on the future of our other businesses at this time.

Since our inception, we have incurred operational losses and we have completed several rounds of financing to fund our operations.

Our partially owned subsidiary Mantra Energy Alternatives Ltd. (“MEA”) has itself undertaken financing activities to raise money for research and development by issuing common shares. During the year, MEA and the Company have sought funding to develop a prototype unit for the MRFC technology, which is described below.

We also have a number of inactive subsidiaries, which we may engage in various businesses in the future but have no current plans to do so at this time.

An overview of our technologies is as follows:

MRFC Technology

We develop technologies and services that provide a carbon reduction in the environment. Through a partially owned subsidiary, have acquired and own a process for the electro-reduction of carbon dioxide and have the exclusive world license for a MRFC. We are developing these technologies toward commercial applications.

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

We currently carry out the majority of our business through MEA through which we develop and research technologies related to alternative energy and chemical production to reduce greenhouse gas emissions and resource consumption.

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

On the other hand, the ERC process to syngas suffers from very few market limitations. The market for synthetic gas is currently estimated at around $36 billion, and growing. Due to the large number of products which can be produced from syngas, including gasoline, diesel, jet fuel or methanol, we anticipate the demand for an environmentally-conscious pathway to these chemicals will grow rapidly into the future.

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

Results of Operations for the Three and Nine Month Periods Ended February 28, 2017 and February 29, 2016

Revenues

Our operating results for the three and six month periods ended February 28, 2017 and February 29, 2016 are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2017 and February 29, 2016		February 28, 2017 and February 29, 2016
	2017	2016	2017	2016
Revenue	$-	$30,299	$-	$81,067
Operating expenses	$195,847	$144,827	$435,379	$769,700
Other income (expense)	$1,122,545	$(180,188)	$(658,330)	$(672,015)
Net income (loss)	$926,698	$(294,716)	$(1,093,709)	$(1,360,648)

Our net income for the three months ended February 28, 2017 was $926,698 of which a loss of $4,866 was attributable to the minority interest. Our net loss for nine months ended February 28, 2017 was $ 1,093,709 of which $14,616 was attributable to the minority interest.

Revenue generated during the three months ended February 28, 2017 was nil compared to revenue of $30,299 during the same period in 2016. Revenue generated during the nine months ended February 28, 2017 was nil compared to revenue of $81,067 during the same period in 2016. The decrease in revenues is due to the expiry of our contract with Alstom, which was not renewed.

Expenses

Our operating expenses for the three and nine month periods ended February 28, 2017 and February 29, 2016 are summarized as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2017 February 29, 2016		February 28, 2017, February 29, 2016
	2017	2016	2017	2016
Consulting and advisory	$123,578	$35,751	$168,578	$182,344
Depreciation and amortization	$8,404	$8,237	$24,329	$19,462
Foreign exchange gain	$12,093	$(3,767)	$(6,231)	$(4,226)
General and administrative	$9,258	$37,775	$53,056	$193,875
Management fees	$45,178	$35,335	$136,666	$153,773
Professional fees	$(1,664)	$18,304	$35,007	$118,378
Research and Development	$(1,000)	$13,192	$23,974	$106,094

During the three months ended February 28, 2017 our operating expenses were $195,847 compared to operating expenses of 144,827 for the three month period ended February 29, 2016. The increase of operating expenses of $51,020 during this period primarily consisted of an increase in consulting and advisory fees and management fees, partially offset by a decrease in general and administrative, professional fees and research and development. Consultancy and advisory fees increased because we hired consultants to assist us with business change and the proposed acquisition of AW Solutions and other corporate changes. General and administrate expense decreased due to a staffing reduction. Research and development expenses decreased as we did not conduct any research or development during the quarter.

During the nine months ended February 28, 2017 our operating expenses were $ 435,379 compared to operating expenses of $769,700 for the nine month period ended February 29, 2016. The decrease of operating expenses of $ 334,321 during this period primarily consisted of a decrease in general and administrative, professional fees and research and development. General and administrative fees decreased because we employed cost cutting resulting in less staff and overhead. Research and development decreased because of working capital constraints and our inability to raise funding for same. Professional fees decreased primarily due to reduced legal fees, less activity in the company and by using management to perform some of the same activities.

The basic weighted average number of shares outstanding were 116,654,010 and 80,407,995 for the three months ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Capital Resources

Working Capital

	At	At
	February 28	May 31,
	2017	2016
Current Assets	$4,473	$13,266
Current Liabilities	$3,423,536	$2,845,939
Working Capital	$(3,419,063)	$(2,832,673)

Cash Flows

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
Net Cash Used In Operating Activities	$(187,215)	$(370,622)
Net Cash Used In Investing Activities	$-	$(16,748)
Net Cash Provided by Financing Activities	$186,096	$382,474
Change In Cash	$(1,119)	$(4,896)

As of February 28, 2017, we had no cash in our bank accounts and a working capital deficit of $(3,419,063). As of May 31, 2016 we had cash of $1,119 and a working capital deficit of $(2,832,673).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2017, net cash flows used in operating activities was $187,215 compared to $370,622 for the nine months ended February 29, 2016. The decrease in net cash used in operating activities was primarily a result of a decrease in cash used to fund operating losses during the nine months ended February 28, 2017 compared to the nine months ended February 29, 2016.

Cash Flows from Investing Activities

For the nine months ended February 28, 2017 cash flows used in investing activities were nil compared to $16,748 for the nine months ended February 29, 2016. The decrease in cash used in investing activities was a result of a decrease in cash available to invest in assets during the nine months ended February 28, 2017 compared to the nine months ended February 29, 2016.

Cash Flows from Financing Activities

For the nine months ended February 28, 2017 cash flows from financing activities were $186,096 compared to $382,474 for the nine months ended February 29, 2016. The decrease in cash provided by financing activities is as a result of the diminished receipts from financing related to the issuance of notes payable and convertible debentures during the nine months ended February 28, 2017.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regards we have historically raised additional capital through equity offerings and loan transactions.

We expect that our total expenses will increase over the next year as we increase our business operations and commence operations of AW Solutions.

We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We anticipate making significant revenues during the next year through AW Solutions operations. Over the next 12 months, we plan to primarily concentrate on developing the AW Solutions business and determining whether commercializing our ERC technology and associated projects is feasible, which will be dependent upon the availability for financing these projects.

Description	Estimated expenses ($)

Research and Development	500,000
Consulting Fees	250,000
Commercialization of ERC	3,000,000
Shareholder communication and awareness	200,000
Professional Fees	300,000
Wages and Benefits	200,000
Management Fees	150,000
Total	4,600,000

In order to fully carry out our business plan, we need additional financing of approximately $4,600,000 for the next 12 months. In order to improve our liquidity, we intend to issue convertible securities and pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We do not presently have sufficient financing to undertake our planned business activities. Issuances of additional shares will result in dilution to our existing shareholders.

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

Accounts Receivable

Our company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables our company considers at risk. Our company had no allowance for doubtful accounts as of February 28, 2017 and May 31, 2016.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value

Revenue

Our company has recently acquired the AW Solutions business from Intercloud, and intends to generate significant revenues from the acquisition. Other than our AW Solutions business, we primarily perform research and development services. Our company recognizes revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered reasonably assured and can be reasonably estimated. Revenue is based on direct labor hours expended at contract billing rates plus other billable direct costs.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of February 28, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

c)	We do not have any formally adopted internal controls surrounding our cash and financial reporting procedures.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any legal proceedings.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On December 1, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(b)	On December 9, 2016, the Company issued 1,000,000 shares pursuant to the settlement agreement described in Note 14(h).

(c)	On December 5, 2016, the Company issued 5,393,560 shares of common stock upon the conversion of $15,075 of principal of the convertible note described in Note 9(f).

(d)	On January 13, 2017, the Company issued 5,070,994 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 9(f).

(e)	On March 2, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,837 of principal and unpaid interest of the convertible note described in Note 9(f).

(f)	On March 7, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,063 of principal and unpaid interest of the convertible note described in Note 9(f).

(g)	On March 13, 2017, the Company amended a debt settlement agreement, dated November 15, 2016, to settle a $15,000 loan described in Note 7 (c) in exchange for 6,000,000 common shares. The shares were issued effective March 8, 2017.

(h)	On March 15, 2017, the Company issued 6,548,937 shares of common stock upon the conversion of $11,068 of principal and unpaid interest of the convertible note described in Note 9(f).

(i)	On April 1, 2017, the Company issued an aggregate 295,800 shares of common stock upon the conversion of $11,832 of principal and unpaid interest of two convertible notes described in Note 9(d).

(j)	On April 7, 2017, the Company issued 2,170,314 shares of common stock upon the conversion of $3,527 of principal and unpaid interest of the convertible note described in Note 9 (f).

(k)	On April 10, 2017, the Company issued 4,491,018 shares of common stock upon the conversion of $15,000 in accounts payable debt, further to an agreement dated January 17, 2017.

(l)	On May 19, 2017 the Company issued 124,251,5102 shares of common stock to employees pursuant to employment agreements, described in Note 17 (h) and (i).

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
(3)	Articles of Incorporation, Bylaws
3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)
3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)
(10)	Material Contracts
10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)
10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)
10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)
10.4	Service Contract with PowerTech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)
10.8	Employment Agreement with and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.9	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)
10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)
10.16	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Sona Kazemi dated October 17, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)
10.17	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)
10.18	Agreement to acquire AW Solutions, Securities Purchase Agreement, departure and appointment of directors and certain Officers, election of directors (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2017)

Exhibit Number	Exhibit Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S-1 filed on February 26, 2008)
(21)	List of Subsidiaries
21.1	Carbon Commodity Corporation (wholly owned)
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

Mantra Venture Group Ltd.
(Registrant)

Date: June 5, 2017	/s/ Larry Kristof
Larry Kristof
Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

