Form 10-K
period 2017-05-31
Mantra Venture Group Ltd.
filed 2017-09-26
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2017

Commission File Number 000-53461

MANTRA VENTURE GROUP LTD.

(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Crown Oak Centre Drive
Longwood, Florida	32750	(407) 512-9102
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTC Pink Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐        No ☒

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

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐        No ☒

The aggregate market value of the voting common equity held by non-affiliates as of November 30, 2016, based on the closing sales price of the Common Stock as quoted on the OTCQB was $839,046. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of September 25, 2017, there were 274,998,800 shares of registrant’s common stock outstanding.

 i

PART I

ITEM 1 – BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements include all statements that do not directly or exclusively relate to historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “predicts,” “potential,” or the negative of those terms, and similar expressions and comparable terminology. These include, but are not limited to, statements relating to future events or our future financial and operating results, plans, objectives, expectations and intentions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not be achieved. Forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to known and unknown risks, uncertainties and other factors outside of our control that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Actual results may differ materially from those anticipated or implied in the forward-looking statements.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

These risk factors also should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on any forward-looking statements and you should carefully review this report in its entirety. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Mantra Venture Group, Ltd., a British Columbia, Canada corporation, and its consolidated subsidiaries.

The information that appears on our web site at www.MantraVentureGroup.com is not part of this report.

Business Overview

We are a leading provider of services and solutions in the telecommunications sector and energy sector. The telecommunications sector provides services and solutions throughout the United States, Guam, Canada and the Caribbean. Our energy sector services are related to research and development of alternative energy technologies.

On April 25, 2017, Mantra Venture Group Ltd. entered into and closed on an Asset Purchase Agreement (the “APA”) with InterCloud Systems, Inc. (“ InterCloud ”), a Delaware corporation. Pursuant to the terms the Asset Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase (the “ Asset Sale ”), 80.1% of the assets associated with InterCloud’s “AW Solutions” business including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “ Assets ”). The Business provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry.

Through our new subsidiary in the telecommunications division, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Tropical Communications, Inc. collectively known as “AW Solutions” we provide a broad range of professional services and solutions to the top Tier Communication Carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace.

Though our subsidiary in the Energy division, Mantra Energy Alternatives (MEA) we have developed cutting edge “green’ technologies that can be deployed to mitigate and reduce carbon footprint of generators and consumers of fossil fuels, MEA mission and strategy of development and research efforts to acquire and commercially exploit various new energy related technologies through licenses and purchases. The company is in the business of developing and providing energy alternative. These energy technologies and services are to enable the sustainable consumption, production and management of resources on a residential, commercial and industrial scales on a national and international level. The company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry and the general public

We provide the following categories of offerings to our customers:

●	Telecommunication Division: We provide a comprehensive array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks, DAS networks (iDAS/oDAS), small cell distribution networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.

●	Energy Division: We provide research and development resources in the continued exploration of energy alternatives and technologies. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications. The company also provides marketing and design services to help companies optimize their environmental awareness from an array of prospective ranging from the general public, industrial and government viewpoint.

Our Operating Units

Through a recent acquisition of AW Solutions, we have expanded our business into the telecommunications industry, creating new a customer base and geographic reach. Our company is comprised of the following:.

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico corporation (March, 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments.

●	Mantra Energy Alternatives, Ltd. – Mantra Energy Alternatives, Ltd., is a British Columbia, Canada corporation (known as, “MEA”), which was incorporated in Nevada on January 22, 2007. On December 8, 2008 we made a jurisdiction change from the State of Nevada into the Province of British Columbia, Canada. We focus our business strategy in the energy sector in the ongoing research and development to commercialize alternative energy technologies and services to the residential, commercial and industrial marketplace. Continued focus and desire is to refine the technologies and exploratory efforts into strategic relationships, joint ventures, partnerships with third parties to assist in commercialization. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications.

Our Industry

Advances in technology architectures and the outlook in the telecommunication industry is reflecting remarkable strength in both the top tier carriers and enterprise customers. Strong investments into new technology, broadband utilization and supporting capacity requiring the fundamental need for infrastructure expansion will be a key driver and differentiator for providers ensuring continue growth and competitiveness.

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support expanded WiMax, LTE and soon 5G technologies, along with the transition from copper to fiber to support the ever increasing data demands are significant long term factors that drive our business model and continued success. According to iSuppli, 4G Long Term Evolution (LTE) is the largest share of wireless infrastructure capital spending through 2018 with 5G enhanced mobile technologies trials commencing in the United States in 2017 which will drive the migration to the next generation standard which allows for greater capacity required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, the launch of 5G technology and billions of Internet of Things (IoT) connective devices the need to modernize networks to accommodate connectivity is a significant long term opportunity of companies like ours. The transition from trial based deployments of 5G to a full nationwide implementation expected to start in 2018 and continuing beyond 2023. The continued investment of supporting infrastructure that includes fiber optic investment Deloitte Consulting LLP analysis estimates the in the United States alone requires investment of $130-$150 Billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects. It is mission-critical for these providers to deliver broadband capacity, reliably, security and cost-effectively in a solution that support this massive data consumption of applications to its customers: reality/virtual reality, video delivery, mobile advertising, self-driving cars, healthcare and much more. The enhanced mobility with devices requires, small cell deployments to handle the increased usage on both the wireline and wireless delivery networks

The outlook indicator and anticipated growth in the telecommunications sector is at a faster rate over the next five (5) years to 2021 than experienced in the previous five (5) year period. Industry revenue is forecasted for the next five (5) years is to grow at an annual rate between 5%-7%. As a result, major carriers and enterprises are increasingly requiring rapidly deployment of broadband solutions and network infrastructure upgrades and augments to support a wide array of communication technologies to cope with the mounting demand for higher mobile traffic capacity and coverage.

INDUSTRY TRENDS AND OPPORTUNITIES

●	5G technology trials and deployments

●	Network densification

●	IOT opportunities

●	FirstNet Public Safety Deployment

●	FCC auctioning more spectrum for wireless deployments

●	Growth of wireless and wireline/fiber infrastructure

●	Commercialization of alternative energy technologies

●	Monetize existing technology patents

●	International growth, developing and emerging markets

●	Increased development of the Wi-Fi and Wi-MAX market

Our Competitive Strengths

On the telecommunication sector we believe our market advantage is the long term relationships, MSA’s, industry leading provider of wireless and wireline solutions and a reputations and track record of our ability to perform with agility, quality on a seamless and flawless manner for our clients is key in our success to date. AW Solutions ability to provide a wide range of services in a turn-key integrated solution is critical to our clients. Our highly experienced and professional team provide such services as: RF, civil, electrical, architectural engineering and design, value engineering, network engineering services, network planning, site acquisition, land use planning, feasibility/environmental studies, lease/contract negotiations, Build-To-Suit (BTS) services, audits functions, program planning, product development, technical services, warehouse and logistics.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in our in the telecommunications industry segment:

●	Service Provider Relationships: We have established relationships with leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others.

SAMPLE CUSTOMERS

❖	Commercial Operators (Carriers): AT&T, Sprint, Verizon Communications, T-Mobile, Level (3) Communications, COX, Open Mobile, Claro

❖	Aggregators: Crown Castle, Extenet Systems, SBA Wireless, Global Tower Partners (GTP), American Tower, Uniti Fiber, Vertical Bridge, Boingo

❖	Utilities: Entergy, MidAmerica Energy, Southern Company, PacificCorp,

❖	Original Equipment Manufacturers (OEM’s): Alcatel-Lucent USA Inc., Ericsson, Nokia, Samsung, Tait Radio

❖	Project Management Organization (PMO): MasTec Network Solutions, Nexius, Bechtel, Goodman Networks

●	Long-Term Master Service Agreements (MSA) and Contracts: We have over 100 MSA’s and agreements with service providers, OEMs and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Global Professional Engineering Talents: Our extensive geographical reach and licensing that covers all US states and territories, majority of Canadian Provinces and select areas in the Caribbean coupled with our vast engineering experience and expertise supported by talented staff enables our customers to take advantage of our end-to-end solutions and one-stop full turn-key solution.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting AW Solutions over our competitors. We believe that our highly skilled professionals with professional licenses consisting of Professional Engineer (PE), Electrical Engineer (EE) and our General Contracting licenses (GC) in the United States, Canada and Caribbean gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 150 years of combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Opportunity exists for sustained growth

●	Operational - U.S., Canada, U.S.-Virgin Islands and Puerto Rico

●	Turnkey deployment solutions

●	Experience in all wireless and wireline technologies

●	Provides services direct to carriers, tower and DAS/Small Cell aggregators, OEM’s, enterprise, Utility Entities and consulting companies

●	Diverse customer base featuring top tier carriers

●	Focused on high growth markets

●	Excellent industry reputation

Our Growth Strategy

Under the leadership of our senior management team, we intend to continue to build our operational groups invest in our sales/account management resources and continue to market our capabilities to support our rapid growth focusing on optimizing our operating margins. While organic growth will be a continued main focus in our telecommunications division to drive our business forward, acquisitions will play a strategic role in augmenting existing product and service lines, expanding geographic reach, diversifying customers and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Engineering and Telecom Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international service providers, utilities, aggregators, Original Equipment Manufacturers (OEM’s) and Project Management Organizations (PMO”s) while delivering a broad range of professional services to meet accelerated demand for these services. We believe the ability to provide such solutions and services is a critical differentiator as we already have relationships for these professional services in place today. Each of our three operating units within AW Solutions intends to continue to expand into additional service offerings.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work “in-house” from our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger project and contracts. We believe there are potential acquisition candidates in the somewhat fragmented professional services market and infrastructure arena which would be likely candidates for consolidation opportunities.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs, Utility Entities and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Providers. We plan to capture and expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), Fortune 1000 enterprise clients, institutional clients, competitive access providers (CAPs), etc. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Cross Selling and Marketing. We believe that through our acquisitions we will be able to effectively cross sell between business units and enhanced services offerings and gain even greater traction through coordinated and branded marketing indicatives.

Our Services

1.	Telecommunications

We are a leading provider of professional services and infrastructure solutions to both the telecommunications industry, utility entities and enterprises sectors. Our engineering, design, construction, installation, maintenance service offerings supported by our professional teams to support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless, wireline, utility and enterprise networks. Our breadth of comprehensive services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offering into Infrastructure and Professional Services.

We offer a full array of operations, construction, project and program management professional required to facilitate the full turn-key completion of networks from the design and planning phase, engineer evaluation and sign off, regulatory, installation, commissioning and maintain various types of Wi-Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and teams support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks. Our consulting and professional solutions to the service-provider and enterprise market in support of all facets of telecommunications and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. Our global certified professional services organization offers consulting, design, engineering, integration, implementation and ongoing support of all solutions offered by our company. We believe our ability to respond rapidly is a differentiating factor for national and international-based customers needing a broad range of our services and solutions.

2.	Energy Services and Solutions

We have engaged in the research and development of alternative energy technologies and services primarily in electro-reduction of carbon dioxide (“ERC”) and mixed-reactant fuel cells (“MRFC”) through our subsidiary, Mantra Energy Alternatives Ltd. (“MEA”). We have paused development in moving these technologies toward commercial applications until further funding is received. These technologies are described as follows.

a)	Electro Reduction of Carbon Dioxide (“ERC”) is a certain chemical process for the electro-reduction of carbon dioxide which has been proven functional through small-scale prototype trials and limited scale-up trials. ERC offers a possible solution to reduce the impact of CO2 emissions on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels.

b)	Mixed-Reactant Fuel Cell (MRFC) The MRFC is a novel fuel cell architecture that utilizes a mixture of the fuel and oxidant, and as a result, does not need a membrane. The MRFC has a simple reactant distribution mechanism, and contains no bipolar plates; as a result, the system is projected to be cheaper, lighter, and more robust than conventional fuel cells. The MRFC thus offers the potential to provide distributed or grid-connected clean, affordable heat and power. Being very versatile due to its simplicity, the MRFC can address several markets, including emergency backup power, stationary combined heat and power, industrial vehicles such as forklifts, and transportation. Our license to develop this technology was cancelled during the year. We do not know if we will be successful in restoring this license, and until we do, we do not intend to further develop this technology in the future.

c)	Energy Storage - Formate salts and formic acid, which can be produced from CO2 via ERC, are excellent energy carriers and effective fuels for the MRFC. Thus, the integration of ERC and MRFC represents an energy storage solution whereby intermittent renewable electricity can be stored as formate/formic acid when it is available, and liberated when it is needed. The availability of energy storage is widely recognized as the next most critical factor for increased renewables penetration.

We do not have any sales for energy services and solutions at this time and our activities have been primarily research and development. In the past, we have either contracted out our development work to various laboratories or carried out research and development on these technologies in our own laboratory in Vancouver, BC. These activities have included: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

Our top four customers, Crown Castle, High Performance Services LLC, Miami Dade County, USAC, accounted for approximately 72% of our total revenues from continuing telecommunications operations in the year ended May 31, 2017.

A substantial portion of our revenue is derived from work performed under multi-year master service agreements and multi-year service contracts. We have entered into master service agreements, or MSAs, with numerous service providers and OEMs, and generally have multiple agreements with each of our customers. MSAs are generally the contracting vehicle with work awarded primarily through a competitive bidding process based on the depth of our service offerings, experience, price, geographic coverage and capacity. MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks, but do not require our customers to purchase a minimum amount of services. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers. Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are or are not in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any prior notice, but do allow for payment for services performed up to the point of hold or cancellation.

Suppliers and Vendors

We have supply agreements with major technology vendors and material supply houses. However, for a majority of the professional services we perform, our customers supply the necessary major equipment and materials. We expect to continue to further develop our relationships with our technology vendors and to broaden our scope of work with each of our partners. In many cases, our relationships with our partners have extended for over a decade, which we attribute to our commitment to excellence. It is our objective to selectively expand our partnerships moving forward in order to expand our service offerings.

Competitors

We provide professional and infrastructure services to carriers, service providers, utilities and enterprise clients on a national and international basis. Our primary business market is somewhat consolidated and the business is characterized by several large companies, as for the service providers to the telecommunication sector is somewhat fragmented with a significant number of small, privately-held, local competitors.

Our current and potential larger competitors include MasTec, Dycom Industries, Inc., Goodman Networks, Inc., Ericsson, and Black and Veatch. A significant portion of our services revenue is currently derived from MSAs and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. It must be recognized that while these companies are competitors, under the right circumstance they are also our clients or potential clients. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price to our services, and we may not be able to maintain or enhance our competitive position based on threshold for margin and profitability thresholds established as benchmarks within our Telecommunications division. The principal competitive factors for our professional services include; agility to respond, geographic presence, breadth of service offerings, technical skills “in-house” professional licenses, price, quality of service, safety record, proven performance and industry reputation. We believe we compete favorably with our competitors on the basis of all of these factors.

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law. The telecommunications division has not had any OSHA recordable incidents, lost work days or fatalities since inception which includes: 2006, 2007, 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and year-to-date 2017. Our policy is to review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues. We have no Claims in our business related to: workers’ compensation claims, general liability and damage claims, or claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

Our internal policy is to carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities, and include estimates for claims incurred but not reported. If we experience future insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected.

Employees

As of May 31, 2017, we had 66 full-time employees and 6 part-time employees, of whom 5 were in administration and corporate management, 2 were accounting personnel, 1 were sales personnel and 58 are engaged in professional engineering, operations, project managerial and technical roles.

We maintain a core of professional, technical and managerial personnel and add employees as deemed appropriate to address operational and scale requirement related to growth. Additionally we will “flex” our work force through the use of temporary or agency staff and through subcontractors.

Environmental Matters

A portion of the work related to the telecommunication division which is work associated with above ground and underground networks of our customers. As a result, we are potentially subject to material liabilities related to encountering underground objects that may cause the release of hazardous materials or substances. We are subject to federal, state and local environmental laws and regulations, including those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations, including licensing, permitting and inspection requirements applicable to electricians and engineers; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; telecommunication regulations affecting our fiber optic licensing business; labor and employment laws; and laws governing advertising.

ITEM 1A - RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this report before purchasing our securities. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the market price of our common stock could decline, and you could lose some or all of your investment.

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

On the telecommunications sector we experienced consistent growth in recent years. To become profitable, we must, among other things, continue to increase our revenues. Related to Mantra Energy Alternatives (MEA) we may be unable to achieve revenue growth, particularly if we are unable to commercialize and monetize the products and services that been developed and the ongoing research to support definitive next steps to accomplish the profitability as some future date. However, if our telecommunication division revenues continue to grow, they may not be sufficient to support investments into the current energy sector and associated operating expenses to enable us to achieve or sustain profitability in this sector.

Risks Related to Our Business

Our inability to obtain additional capital may prevent us from completing our acquisition strategy and successfully operating our business; however, additional financings may subject our existing stockholders to substantial dilution.

Our continued telecommunication organic growth path and associate amount of revenue generated, we expect to finance our anticipated future strategic acquisitions through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more strategic acquisitions or business plans. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our future funding requirements will depend on many factors, including, but not limited to, the costs and timing of our future acquisitions.

A failure to successfully execute our strategy of acquiring other businesses to grow our company could adversely affect our business, financial condition, results of operations and prospects.

We intend to continue pursuing growth through the acquisition of companies or assets to expand our product offerings, project skill-sets and capabilities, enlarge our geographic markets, and increase critical mass to enable us to bid on larger contracts. However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all. Moreover, any completed acquisition may not result in the intended benefits. For example, while the historical financial and operating performance of an acquisition target are among the criteria we evaluate in determining which acquisition targets we will pursue, there can be no assurance that any business or assets we acquire will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition or results of operations. In addition, any completed acquisition may not result in the intended benefits for other reasons and our acquisitions will involve a number of other risks, including:

●	We may have difficulty integrating the acquired companies;

●	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

●	We may not realize the anticipated cost savings or other financial benefits we anticipated;

●	We may have difficulty retaining or hiring key personnel, customers and suppliers to maintain expanded operations;

●	Our internal resources may not be adequate to support our operations as we expand, particularly if we are awarded a significant number of contracts in a short time period;

●	We may have difficulty retaining and obtaining required regulatory approvals, licenses and permits;

●	We may not be able to obtain additional equity or debt financing on terms acceptable to us or at all, and any such financing could result in dilution to our stockholders, impact our ability to service our debt within the scheduled repayment terms and include covenants or other restrictions that would impede our ability to manage our operations;

●	We may have failed to, or be unable to, discover liabilities of the acquired companies during the course of performing our due diligence; and

●	We may be required to record additional goodwill as a result of an acquisition, which will reduce our tangible net worth.

Any of these risks could prevent us from executing our acquisition growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

Energy development and commercialization of services offerings and the competitiveness, and our ability to complete meaningful joint venture or partnerships with new and emerging technology.

The energy technology industry is characterized by rapid innovation, influence by government regulations and the introduction of new and enhanced solutions. On the Energy sector has been and will continue to evaluate the opportunity for commercialization of solutions and services offerings, as well as the acceptance of those innovations by customers. A decrease in the ability to secure funding, partnerships, or the lack of acceptance of innovations by partners, joint ventures or customers, or pull back of government initiatives or policies could have an adverse effect on our business, results of operations or cash flows.

Our engagements can require longer implementations and other professional services engagements.

Our implementations can involve a longer period of delivery of telecommunication and energy professional and infrastructure services and technologies. In addition, existing customers for other professional services projects often retain us for those projects sometime beyond an initial implementation. A successful implementation or other professional services project requires a close working relationship between us, the customer and often third- party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given project award/sale, increase the timeline risks of collection of amounts due during implementations or other professional services projects, and increase risks of delay of such projects. Delays in the completion of an implementation or any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers, third-party consultants or systems integrators regarding performance as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results. In addition, customers may defer implementation projects or portions of such projects and such deferrals could have a material adverse effect on our business and results of operations.

Our future success is substantially dependent on third-party relationships.

An element of our strategy is to establish and maintain alliances with other companies, such as suppliers of products and services for construction and maintenance. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. To effectively generate revenue out of these relationships, each party must coordinate and support required hence the sales and marketing efforts of the other, often including making a sizable investment in such sales and marketing activity. Our inability to establish and maintain effective alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third-party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

If we do not accurately estimate the overall costs when we bid on a contract that is awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

A portion of our telecommunications revenues from our engineering and professional services offerings are derived from fixed unit price contracts that require us to perform the contract for a fixed unit price irrespective of our actual costs. We bid for these contracts based on our estimates of overall costs, but cost overruns may cause us to incur losses. The costs incurred and any net profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	onsite conditions that differ from those assumed in the original bid;

●	delays in project starts or completion;

●	fluctuations in the cost of materials to perform under a contract;

●	contract modifications creating unanticipated costs not covered by change orders;

●	development of new technologies;

●	availability and skill level of workers in the geographic location of a project;

●	our suppliers’ or subcontractors’ failure to perform due to various reasons, including bankruptcy;

●	fraud or theft committed by our employees or others;

●	citations or fines issued by any governmental authority;

●	delays caused by any government authority;

●	difficulties in obtaining required governmental permits or approvals or performance bonds;

●	labor and material cost greater than anticipated;

●	changes in applicable laws and regulations; and

●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is a part.

These factors may cause actual reduced profitability or losses on projects, which could adversely affect our business, financial condition, results of operations and prospects.

Energy development and commercialization of services offerings and the competitiveness, and our ability to complete meaningful joint venture or partnerships with new and emerging technology.

The energy technology industry is characterized by rapid innovation, influence by government regulations and the introduction of new and enhanced solutions. On the Energy sector has been and will continue to evaluate the opportunity for commercialization of solutions and services offerings, as well as the acceptance of those innovations by customers. A decrease in the ability to secure funding, partnerships, or the lack of acceptance of innovations by partners, joint ventures or customers, or pull back of government initiatives or policies could have an adverse effect on our business, results of operations or cash flows.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our business, financial condition, results of operations and prospects.

Our contracts generally require us to perform extra or change order work as directed by the customer, even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could adversely affect our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 72% of our total revenues from continuing operations in the year May 31, 2017. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons.

Since many of our customer contracts allow our customers to terminate the contract without cause, our customers may terminate their contracts with us at will, which could impair our business, financial condition, results of operations and prospects.

Our failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our account management/sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. If we are unable to hire, develop and retain talented account management/sales personnel or if the personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

If we are unable to attract and retain qualified executive officers and managers, we will be unable to operate efficiently, which could adversely affect our business, financial condition, results of operations and prospects.

We depend on the continued efforts and abilities of our management, as well as the senior management of our subsidiaries, to establish and maintain our customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high and we may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by our competitors. Although we have entered into employment agreements with certain of our senior level management, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time.

Our contracts may require a tender process and it is difficult to predict whether we will win the tender or bids.

It is generally very difficult to predict whether and when new contracts will be offered for tender because these contracts frequently involve a lengthy and complex design and bidding process that is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because of these factors, our results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial. Such delays, if they occur, could adversely affect our operating results for current and future periods until the affected contracts are completed.

We derive a significant portion of our telecommunications sector revenues from master service agreements that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all.

During the years ended May 31, 2017 we derived approximately 90%, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

These agreements typically do not require our customers to assign a specific amount of work to us until a purchase order or statement of work is signed. Consequently, projected expenditures by customers are not assured until a definitive purchase order or statement of work is placed with us and the work is completed. Furthermore, our customers generally require competitive bidding of these contracts. As a result, we could be underbid by our competitors or be required to lower the prices charged under a contract being rebid. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our business or results of operations.

Unanticipated delays due to adverse weather conditions, global climate change and difficult work sites and environments may slow completion of our contracts, impair our customer relationships and adversely affect our business, financial condition, results of operations and prospects.

Because some of our work in the telecommunication sector is performed outdoors, our business is impacted by extended periods of inclement weather and is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. Generally, inclement weather is more likely to occur during the winter season, which falls during our first and fourth fiscal quarters. Additionally, adverse weather conditions can result in project delays or cancellations, potentially causing us to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk that actual site conditions vary from those expected. Significant periods of bad weather typically reduce profitability of affected contracts, both in the current period and during the future life of affected contracts, which can negatively affect our results of operations in current and future periods until the affected contracts are completed.

Some of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes up to several years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of these costs. Any such delays, cancellations, defects, errors or other failures to meet customer expectations could result in damage claims substantially in excess of revenue associated with a project. These factors could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could adversely affect our business, financial condition, results of operations and prospects.

Our operations are subject to laws and regulations relating to workplace safety and worker health that, among other things, regulate employee exposure to hazardous substances. While immigration laws require us to take certain steps intended to confirm the legal status of our immigrant labor force, we may nonetheless unknowingly employ illegal immigrants. Violations of laws and regulations could subject us to substantial fines and penalties, cleanup costs, third- party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.

Fines, judgments and other consequences resulting from our failure to comply with regulations or adverse outcomes in litigation proceedings could adversely affect our business, financial condition, results of operations and prospects.

From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits that are brought or threatened against us in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, punitive damages, civil penalties, and consequential damages or other losses, or injunctive or declaratory relief. Any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us. Claimants may seek large damage awards and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Any failure to properly estimate or manage cost, or delay in the completion of projects, could subject us to penalties.

The ultimate resolution of these matters through settlement, mediation or court judgment could have a material impact on our financial condition, results of operations and cash flows. Regardless of the outcome of any litigation, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. When appropriate, we establish reserves for litigation and claims that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to developments. If our reserves are inadequate or insurance coverage proves to be inadequate or unavailable, our business, financial condition, results of operations and prospects may suffer.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We use a significant number of independent contractors in our operations for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay backup withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

Our dependence on subcontractors and suppliers could increase our cost and impair our ability to complete contracts on a timely basis or at all.

We rely on third-party subcontractors to perform some of the work on our contracts. We also rely on third-party suppliers to provide materials needed to perform our obligations under those contracts. We generally do not bid on contracts unless we have the necessary subcontractors and suppliers committed for the anticipated scope of the contract and at prices that we have included in our bid. Therefore, to the extent that we cannot engage subcontractors or suppliers, our ability to bid for contracts may be impaired. In addition, if a subcontractor or third-party supplier is unable to deliver its goods or services according to the negotiated terms for any reason, we may suffer delays and be required to purchase the services from another source at a higher price. We sometimes pay our subcontractors and suppliers before our customers pay us for the related services. If customers fail to pay us and we choose, or are required, to pay our subcontractors for work performed or pay our suppliers for goods received, we could suffer an adverse effect on our business, financial condition, results of operations and prospects.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the services we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations and prospects.

A portion of our Telecommunication sector operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to hazards associated with providing construction and related services on construction sites. For example, some of the work we perform is underground. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants that could result in a rupture and discharge of pollutants. In such a case, we may be liable for fines and damages. These operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Even though we believe that the insurance coverage we maintain is in amounts and against the risks that we believe are consistent with industry practice, this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our business, financial condition, results of operations and prospects could be adversely affected.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject us to substantial penalties, civil litigation or criminal prosecution, which could adversely affect our business, financial condition, results of operations and prospects. However our record to date has had no incidents or losses and we are in full compliance with a 100% safety record.

Defects in our specialty contracting services may give rise to claims against us, increase our expenses, or harm our reputation.

Our specialty contracting services are complex and our final work product may contain defects. We have not historically accrued reserves for potential claims as they have been immaterial. The costs associated with such claims, including any legal proceedings, could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Industry

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance.

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules, larger scale to complete projects or prior experience with the customer. Within our markets, we compete with many national, regional, local and international service providers, including Dycom Industries, Inc., Goodman Networks, Inc., Ericsson, Nokia and MasTec, Inc. Price is often the principal factor in determining which service provider is selected by our customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in price to our services, and we may not be able to maintain or enhance our competitive position.

Some of our competitors have already achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. A number of national companies in our industry are larger than we are and, if they so desire, could establish a presence in our markets and compete with us for contracts. As a result of this competition, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer. If we are unable to compete successfully in our markets, our business, financial condition, results of operations and prospects could be adversely affected.

Many of the industries we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.

We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the telecommunications and utilities industries. The telecommunications and utilities industries are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. For example, new or developing technologies could displace the wireline systems used for the transmission of voice, video and data, and improvements in existing technology may allow telecommunications providers to significantly improve their networks without physically upgrading them. Alternatively, our customers could perform more tasks themselves, which would cause our business to suffer. Additionally, the telecommunications and utilities industries have been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could adversely affect our business, financial condition, results of operations and prospects.

Further, many of our telecommunications customers are regulated by the Federal Communications Commission, or the FCC, and other international regulators. The FCC and other regulators may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations, either of which could reduce demand for our services and adversely affect our business and results of operations.

Economic downturns could cause capital expenditures in the industries we serve to decrease, which may adversely affect our business, financial condition, results of operations and prospects.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the United States economy. The United States economy after the election cycle is showing signs of recovering from a recession, and growth in United States economic activity has remained slow until this year. It is uncertain when these conditions will significantly improve. The wireless and wireline telecommunications industry are cyclical in nature and vulnerable to general downturns in the United States and international economies. Our customers are affected by economic changes that decrease the need for or the profitability of their services. This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. As a result, some of our customers may opt to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels.

In general, economic uncertainty makes it difficult to estimate our customers’ requirements for our services. Our plan for growth depends on expanding our company both in the United States and internationally. If economic factors in any of the regions in which we plan to expand are not favorable to the growth and development of the telecommunications industries in those countries, we may not be able to carry out our growth strategy, which could adversely affect our business, financial condition, results of operations and prospects.

Other Risks Relating to Our Company and Results of Operations

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past telecommunications operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance.

Our operating results have fluctuated and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers and others;

●	valuation of assets acquired and liabilities assumed in connection with business combinations;

●	accruals for estimated liabilities, including litigation and insurance reserves; and

●	goodwill and intangible asset impairment assessment.

At the time the estimates and assumptions are made, we believe they are accurate based on the information available. However, our actual results could differ from, and could require adjustments to, those estimates.

We exercise judgment in determining our provision for taxes in the Canada, United States and Puerto Rico that are subject to tax authority audit review that could result in additional tax liability and potential penalties that would negatively affect our net income.

The amounts we record in intercompany transactions for services, licenses, funding and other items affects our potential tax liabilities. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income and other taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. Examinations of our tax returns could result in significant proposed adjustments and assessment of additional taxes that could adversely affect our tax provision and net income in the period or periods for which that determination is made.

Risks Related to our Common Stock

Our common stock price has fluctuated in recent years, and the trading price of our common stock is likely to continue reflect changes, which could result in losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	market conditions for providers of services to telecommunications, utilities and cloud services customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities or by the exercise of outstanding warrants;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent stockholders from being able to sell their shares at or above the price they paid for shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding, including the existing lawsuits filed against us and described elsewhere in this report, could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings to finance our operations and growth. As a result, any short-term return on your investment will depend on the market price of our common stock, and only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including, but not limited to, factors such as our financial condition, results of operations, capital requirements, business conditions, and covenants under any applicable contractual arrangements. Investors seeking cash dividends should not invest in our common stock.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 – PROPERTIES

Our principal executive offices are located in Longwood, Florida in segregated offices. We are occupying our offices under a 60-month lease that expires in June, 2018 and provides for monthly lease payments of $13,507.

Set forth below are the locations of the other properties leased by us, the businesses that use the properties, and the size of each such property. All of such properties are used by our company or by one of our subsidiaries principally as office facilities to house their administrative, marketing, and engineering and professional services personnel. We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our current needs.

Location	Owned or Leased	User	Size (Sq Ft)
Longwood, FL	Leased (1)	AW Solutions	7,750
Puerto Rico	Leased (2)	AW Solutions	1,575
Boca Raton, FL	Leased (3)	AW Solutions	1,282
Miami, FL	Leased (4)	Tropical Communications, Inc.	3,400

(1)	This multi-building facility is leased pursuant to a lease which the latest expires in June 30, 2018 and provides for monthly rental payments of $13,507.

(2)	This facility is leased under a two-year lease that expires on January 1, 2019 and provides for monthly payments of $1,500.

(3)	This facility is leased pursuant to a five-year lease that expires in August 2019 and provides for monthly base rental payments of $3,491.

(4)	This facility is leased on a month to month basis that expires on December 31, 2017 and provides for monthly base rental payments of $3,792.

ITEM 3 – LEGAL PROCEEDINGS

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

Currently, the only material litigation pending against our company that we are aware of is as follows:

On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee in over a year.

On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a) of the financial statements. Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

Other

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal Year 2016
	High	Low
First Quarter	$0.27	$0.08
Second Quarter	$0.10	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.03	$0.01

	Fiscal Year 2017
	High	Low
First Quarter	$.021	.0061
Second Quarter	.03	.0043
Third Quarter	.008	.0028
Fourth Quarter	.033	.0025

On September 22, 2017, the closing sale price of our common stock, as reported by OTC Markets, was $0.0055 per share. On September 25, 2017, there were 434 holders of record of our common stock and 274,998,800 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our board of directors may amend or terminate the Plans at any time, but no action will affect any outstanding awards in any manner materially adverse to participant without the consent of the participants. Plan amendments will be submitted to the stockholders for their approval as required by applicable law or any listing agency. Our plans provide additional means to attract, motivate, retain and reward employees or other eligible persons by allow them the ability to purchase additional shares of common stock.

Recent Sales of Unregistered Securities

Stock transactions during the year ended May 31, 2017:

On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 10(f).

On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(f).

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

On September 19, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 described in Note 10(c) and $44,816 of accrued interest.

On September 26, 2016, the Company issued 2,780,868 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(f).

October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) described in Note 8(d) and $735 (CAD - $964) of accrued interest. The Company recorded the common shares at their fair value of $39,277 which resulted in a loss on settlement of debt of $19,418.

On December 5, 2016, the Company issued 5,393,560 shares of common stock upon the conversion of $15,075 of principal of the convertible note described in Note 10(f).

On December 9, 2016, the Company issued 1,000,000 shares pursuant to the settlement agreement described in Note 16(h).

On January 13, 2017, the Company issued 5,070,994 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(f).

On December 1, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

On March 2, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,837 of principal and unpaid interest of the convertible note described in Note 10(f).

On March 7, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,063 of principal and unpaid interest of the convertible note described in Note 10(f).

On March 13, 2017, the Company amended a debt settlement agreement, dated November 15, 2016, to settle a $15,000 loan described in Note 8(c) in exchange for 6,000,000 common shares. The shares were issued effective March 8, 2017.

On March 15, 2017, the Company issued 6,548,937 shares of common stock upon the conversion of $11,068 of principal and unpaid interest of the convertible note described in Note 10(f).

On April 1, 2017, the Company issued an aggregate 295,800 shares of common stock upon the conversion of $11,832 of principal and unpaid interest of two convertible notes described in Note 10(d).

On April 7, 2017, the Company issued 2,170,314 shares of common stock upon the conversion of $3,527 of principal and unpaid interest of the convertible note described in Note 10(f).

On April 10, 2017, the Company issued 4,491,018 shares of common stock upon the conversion of $15,000 in accounts payable debt, further to an agreement dated January 17, 2017.

On May 18, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.

On May 19, 2017, the Company issued 62,125,755 shares of common stock with a fair value of 1,988,024 to a new director of the Company in exchange for services for the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Telecommunications

Telecommunications providers and enterprise customers continue to seek and outsource solutions in order to reduce their investment in capital equipment, provide flexibility in workforce sizing and expand product offerings without large increases in incremental hiring. As a result, we believe there is significant opportunity to expand both our United States and international telecommunications solutions services and staffing services capabilities. As we continue to expand our presence in the marketplace, we will target those customers going through new network deployments and wireless service upgrades.

We expect to continue to increase our gross margins by leveraging our single-source end-to-end network to efficiently provide a full spectrum of end-to- end next-generation network solutions and staffing services to our customers. We believe our solutions and services offerings can alleviate some of the inefficiencies typically present in our industry, which result, in part, from the highly-fragmented nature of the telecommunications industry, limited access to skilled labor and the difficulty industry participants have in managing multiple specialty-service providers to address their needs. As a result, we believe we can provide superior service to our customers and eliminate certain redundancies and costs for them. We believe our ability to address a wide range of end-to-end solutions, network infrastructure and project-staffing service needs of our telecommunications industry clients is a key competitive advantage. Our ability to offer diverse technical capabilities (including design, engineering, construction, deployment, and installation and integration services) allows customers to turn to a single source for those specific specialty services, as well as to entrust us with the execution of entire turn-key solutions.

We have become a multi-faceted company with an international presence. We believe this platform will allow us to leverage our corporate and other fixed costs and capture gross margin benefits. Our platform is highly scalable. We typically hire workers to staff projects on a project-by-project basis and our other operating expenses are primarily fixed. Accordingly, we are generally able to deploy personnel to infrastructure projects in the United States and beyond without incremental increases in operating costs, allowing us to achieve greater margins. We believe this business model enables us to staff our business efficiently to meet changes in demand.

Finally, given the worldwide popularity of telecommunications and wireless products and services, we will selectively pursue international expansion, which we believe represents a compelling opportunity for additional long-term growth.

Our planned expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our operations management systems, financial and management controls and information systems and to hire, train and retain skilled telecommunications personnel. The timing and amount of investments in our expansion could affect the comparability of our results of operations in future periods.

Our planned acquisitions will be timed with additions to our management team of skilled professionals with deep industry knowledge and a strong track record of execution. Our senior management team brings an average of over 30 years of individual experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

We were incorporated 2007, but functioned as a development stage company with limited activities through 2017. In April, 2017 we acquired AW Solutions.

Energy Alternatives

We have developed processes for the electro-reduction of carbon dioxide (“ERC”). During the year, our patents on the ERC technology lapsed. During the year, our exclusive license agreement for a mixed-reactant fuel cell (“MRFC”) expired due to non-payment of license fees by us. These events significantly impair our ability to carry on this line of business. Unless we renew the patents and reach a new agreement to licenses the MRFC technology, it will likely be necessary to discontinue this line of business.

In the past, we have contracted out our development work to various laboratories and carried out research and development on our ERC and MRFC technologies in our own internal laboratory with our own staff in Vancouver, BC. These activities include: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

Factors Affecting Our Performance

Changes in Demand for Data Capacity and Reliability.

The telecommunications industry has undergone and continues to undergo significant changes due to advances in technology, increased competition as telephone and cable companies converge, the growing consumer demand for enhanced and bundled services and increased governmental broadband stimulus funding. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for our services.

The proliferation of smart phones and other wireless data devices has driven demand for mobile broadband. This demand and other advances in technology have prompted wireless carriers to upgrade their networks. Wireless carriers are actively increasing spending on their networks to respond to the explosion in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. These customer initiatives present long-term opportunities for us for the wireless services we provide. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. As the demand for mobile broadband grows, the amount of cellular traffic that must be “backhauled” over customers’ fiber and coaxial networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites. These trends are increasing the demand for the types of services we provide.

Our Ability to Recruit, Manage and Retain High-Quality IT and Telecommunications Personnel.

The shortage of skilled labor in the telecommunications industry and the difficulties in recruiting and retaining skilled personnel can frequently limit the ability of specialty contractors to bid for and complete certain contracts. We believe our access to a skilled labor pool gives us a competitive edge over our competitors as we continue to expand.

Our Ability to Integrate Our Acquired Business and Expand Internationally

We have completed one material acquisition April 25, 2017 and plan to consummate additional acquisitions in the near term. Our success will depend, in part, on our ability to successfully integrate these businesses into our telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for telecommunications infrastructure. We plan to expand our global presence either by expanding our current operations or by acquiring subsidiaries with international platforms.

Our Ability to Expand and Diversify Our Customer Base.

Our customers for specialty contracting services consist of leading telephone, wireless, cable television, utility and other companies. Historically, our revenue has been significantly concentrated in a small number of customers. Although we still operate at a net loss, our revenue this years has increased as we have acquired additional subsidiaries and diversified our customer base and revenue streams. The percentage of our revenue attributable to our top 10 customers, as well as our only customer that contributed at least 10% of our revenue in at least one of the years specified in the following table, were as follows:

Impact of Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a strategic acquisition on April 25, 2017. We have completed one (1) material acquisition of AW Solutions and initiated the new Telecommunication Division. We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

Expiration and cancelation of patents and licenses for ERC and MRFC technologies

The ERC and MRFC technologies relate to projects involving research and development of alternative energy methods and uses. The expiration of our patents and of our exclusive license agreement will significantly impair our ability to carry on this line of business. Unless we renew the patents and reach a new agreement to licenses the MRFC technology, it will likely be necessary to discontinue this line of business. As a result, we intend to focus on our telecommunications line of business in the future.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our historical consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense, contingent consideration and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our historical consolidated financial statements. The impact of these policies affects our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our historical consolidated financial statements. The notes to our consolidated financial statements in this report contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., AW Solutions, Inc.(from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017) and AW Solutions Puerto Rico, LLC.(from the date of acquisition, April 25, 2017). All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.55% owned, Mantra Energy Alternatives Ltd., which is 88.21% owned and AW Solutions, Inc., Tropical Communications, Inc., and AW Solutions Puerto Rico, LLC which are all 80.1% owned. All inter-company balances and transactions have been eliminated.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At May 31, 2017, unbilled receivables totaled $430,669, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts was $267,476 at May 31, 2017.

Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

Goodwill

Goodwill was generated through the acquisition of AW Solutions in fiscal 2017 as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant's weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended May 31, 2017.

Intangible Assets

At May 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-10 years. At May 31, 2016, definite-lived intangible assets consisted of patents and were stated at cost. Intangible assets are amortized over their estimated useful lives. During the year ended May 31, 2017, the Company recorded an impairment loss related patents held of $59,060.

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

For long-lived assets, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2017. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company’s deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which should reduce taxable income in future periods. The realization of these assets is dependent on generating future taxable income.

The Company follows the guidance set forth within ASC Topic 740, Income Taxes (“ASC Topic 740”) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $87,027 for a total obligation due of $253,111. This tax assessment is included in accrued expenses at May 31, 2017.

Revenue Recognition

The Company’s revenues are generated from applications and infrastructure services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure revenues are derived from contracts to provide technical engineering services along with contracting services to commercial and governmental customers. The Company’s service contracts generally require specific tasks or services that the Company must perform under the contract. The Company recognizes revenues associated with these services upon the completion of the related task or service which is at the time the four revenue recognition criteria have been met. Direct costs incurred related to performance of the task or service are deferred and recorded as prepaid expense and are expensed when the related revenue is recognized.

The Company also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The Company records unbilled receivables for revenues earned, but not yet billed.

During the year ended May 31, 2016, the Company performed research and development services. The Company recognized revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered reasonably assured and can be reasonably estimated. Revenue was based on direct labor hours expended at contract billing rates plus other billable direct costs.

Cost of Revenues

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

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

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2017, the Company had 647,182,222 (2016 – 56,260,229) dilutive potential shares outstanding.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the period from April 25, 2017 to May 31, 2017, two customers accounted for 48% and 11%, respectively, of consolidated revenues for the period from April 25, 2017 to May 31, 2017. In addition, amounts due from these customers represented 39% and 8%, respectively, of trade accounts receivable as of May 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the period from April 25, 2017 to May 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 6% of consolidated revenues for the period from April 25, 2017 to May 31, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended May 31, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of May 31, 2017 and 2016, consisted of the following:

	Total fair value at May 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	3,760,067	–	–	3,760,067

	Total fair value at May 31, 2016 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	978,245	–	–	978,245

(1)	The Company has estimated the fair value of these derivatives using the Black-Scholes option pricing model, Monte-Carlo model or a Binomial Model based.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at May 31, 2017 and 2016, the Company had a $3,760,067 and $978,245 derivative liability, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for nonpublic entities for annual reporting periods, as amended, beginning after December 15, 2018. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company on June 1, 2019, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2016. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The Company has elected to early adopt the requirements of ASU 2015-17 and the results of such adoption are presented within these consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2019. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company continues to evaluate the effects of ASU 2016-02 and does not expect that the adoption will have a material effect on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-08 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-12 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company is currently evaluating the effects of ASU 2017-01 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted on testing dates after January 1, 2017. The Company is evaluating the effects of ASU 2017-04 on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

Results of Operations

Fiscal year Ended May 31, 2017 Compared to Fiscal year Ended May 31, 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2017 and 2016.

Our operating results for the years ended May 31, 2017 and 2016 are summarized as follows:

	2017	2016
Statement of Operations Data:		(as revised)

Revenues	$1,069,917	$70,298
Gross profit	249,414	70,298
Operating expenses	5,011,243	922,862
Loss from operations	(4,761,829)	(852,564)
Total other expense	(2,109,458)	(1,367,296)
Net loss attributable to common stockholders	(6,871,287)	(2,219,860)
Net loss per share, basic	$(0.06)	$(0.03)
Net loss per share, diluted	$(0.06)	$(0.03)
Basic weighted average shares outstanding	117,085,052	78,327,306
Diluted weighted average shares outstanding

	2017	2016
Balance sheet data:
Cash	$345,102	$1,119
Accounts receivable, net	1,623,200	7,358
Total current assets	2,100,457	13,266
Goodwill and intangible assets, net	2,964,360	62,615
Total assets	5,188,777	171,027

Total current liabilities	9,966,073	2,845,939
Long-term liabilities	-	3,308
Stockholders' (deficit) equity	(4,777,296)	(2,678,220)

Revenue

Our revenue increased from $70,298 for the year ended May 31, 2016 to $1,069,917 for the year ended May 31, 2017. Our net loss attributable to common stockholders increased from $2,219,860 for the year ended May 31, 2016 to $6,871,287 for the year ended May 31, 2017. As of May 31, 2016, our stockholders’ deficit was $4,777,296. During 2017, all of our revenue and a significant portion of our expense was generated by our acquired company AW Solutions. During the year ended May 31, 2016, the Company generated a nominal amount of revenue from the provision of research and development services.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers. Master Service Agreements (MSA’s) generally contain customer-specified service requirements, such as discreet pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration.

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. All revenues derived from master service agreements are from customers that are serviced by our applications and infrastructure and professional services segments. The decline in revenues from multi-year master service agreements is due to the addition of our cloud services segment and managed services segment, which do not derive revenues from multi-year master service agreements.

	2017	2016
Revenue from:
Infrastructure & Professional Services	$1,069,917	Nil
Energy Services & Solutions	Nil	$70,298
As a percentage of total revenue:
Infrastructure & Professional Services	100%	-
Energy Services & Solutions	-	100%

Cost of Revenues

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of revenues. We expect cost of revenues to continue to increase if we succeed in continuing to grow our revenue.

General and Administrative Costs.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense and other costs that are not directly related to performance of our services under customer contracts. Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenues will decrease if we succeed in increasing revenues.

General and administrative costs were $106,114 for the year ended May 31, 2017, compared to $559,316 for the year ended May 31, 2016. The decrease in general and administrative expenses was because of cost cutting resulting in less staff and overhead prior to the acquisition of AW Solutions.

Salaries & Wages Expenses.

Salaries and wages were $4,845,260 for the year ended May 31, 2017, compared to $335,638 for the year ended May 31, 2016. The increase during the year ended May 31, 2017, was primarily the result of issuing 124,251,510 shares with a fair value of $3,976,048 to two new directors of the Company in exchange for services provided.

Accounts Receivable

We had accounts receivable at May 31, 2017 and 2016 of $1,623,200 and $7,358, respectively. At May 31, 2016, the Company’s receivables consisted solely of input tax credits receivable. At May 31, 2017, almost all of the Company’s receivables were trade accounts receivables related to AW Solutions.

Capital expenditures

We had capital expenditures of $0 and $16,748 for the years ended May 31, 2017 and 2016, respectively. We expect our capital expenditures for the 12 months ending May 31, 2018 to increase to some degree with in the integration of AW Solutions. These capital expenditures will be primarily utilized for equipment needed related to fiber operations and office equipment. We expect to fund such capital expenditures out of our working capital.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was $1,503,633 was for the year ended May 31, 2017, compared to nil for the year ended May 31, 2016.

Goodwill was generated through the acquisitions we have made during 2017. As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of our completed acquisitions (see Note 3) of the Notes to our consolidated financial statements included in this report). At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

We perform our annual impairment test at the reporting unit level, which is consistent with our operating segments. Our two (2) reportable segments are infrastructure and professional services, and energy services. Infrastructure and professional services comprised of AW Solutions the energy services operating segment is comprised of Mantra Energy Alternatives (MEA). These reporting units are aggregated to form two (2) operating segments and two (2) reportable segments for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

We perform the impairment testing at least annually or at other times if we believe that it is more likely than not that there may be an impairment to the carrying value of our intangible assets with indefinite lives and goodwill. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any.

We consider the results of an income approach and a market approach in determining the fair value of the reportable units. We evaluated the forecasted revenue using a discounted cash flow model for each of the reporting units. We also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable units. Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Key assumptions used in the income approach in evaluating goodwill are forecasts for each of the reporting unit revenue growth rates along with forecasted discounted free cash flows for each reporting unit, aggregated into each reporting segment. For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

While we use available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. We can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

Events that could cause the risk for impairment to increase are the loss of a major customer or group of customers, the loss of key personnel and changes to current legislation that may impact our industry or its customers’ industries.

Income Taxes

As of May 31, 2017 and 2016, the Company had federal net operating loss carryforwards (“NOL’s”) of $9,955,092 and $4,047,230, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss, capital loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of net operating losses capital losses and credits prior to full utilization.

The Company has not completed a study to assess whether ownership change has occurred as a result of the Company’s acquisition of AWS and related issuance of shares (See Note 3). However, as a result of the issuance of common shares in 2017, the Company believes an ownership change under Sec. 382 may have occurred. As a result of this ownership change certain of the Company’s net operating loss, capital loss and credit carryforwards will expire prior to full utilization.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment. Prior to 2017, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of May 31, 2017 and 2016, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to the Company's net operating loss carryforwards all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. In addition, all of the net operating loss and credit carryforwards that may be used in future years are still subject to adjustment.

Liquidity and Financial Condition

As of May 31, 2017, our total current assets were $2,100,457 and our total current liabilities were $9,966,073, resulting in a working capital deficit of $7,865,616 compared to working capital deficit of $2,832,673 as at May 31, 2016.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended	Year Ended
	May 31,	May 31,
	2017	2016
Net Cash Used in Operating Activities	$(403,732)	$(463,370)
Net Cash Provided by (Used) In Investing Activities	$116,612	$(16,748)
Net Cash Provided by Financing Activities	$631,103	$473,791
Cash (decrease) increase during the year	$343,983	$(6,327)

The increase in cash that we experienced during fiscal 2017 as compared to the decrease of cash during fiscal 2016 was primarily due to acquisition of AW Solutions and increased funding activities during the year, which, added cash to our balance sheet. We obtained $631,103 during the year in funding. This was offset in part by cash used in operating activities $403,732. We expect that our cash position will increase next year, due to operating profits in our telecommunications division. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We anticipate making significant revenues for the next year. Over the next 12 months, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANTRA VENTURE GROUP LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Mantra Venture Group Ltd.

We have audited the accompanying consolidated balance sheets of Mantra Venture Group Ltd. as of May 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended May 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mantra Venture Group Ltd. as of May 31, 2017, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of recurring losses from, operations and accumulated losses and will require additional funding to execute its future strategic business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 25, 2017

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	May 31	May 31,
	2017	2016
	$	$
		(as revised)
ASSETS
Current assets
Cash	345,102	1,119
Accounts receivable, net	1,623,200	7,358
Prepaid expenses and deposits	132,155	4,789
Total current assets	2,100,457	13,266
Restricted cash	–	14,519
Property and equipment, net	96,030	72,627
Goodwill	1,503,633	–
Customer lists, net	892,127	–
Tradenames, net	568,600	–
Other intangible assets, net	–	62,615
Other assets	27,930	8,000
Total assets	5,188,777	171,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	2,113,355	836,982
Due to related parties	308,008	154,560
Loans payable	235,441	199,108
Obligations under capital lease	–	8,123
Convertible debentures (net of discount of $1,350,067 and $330,123, respectively)	2,139,791	668,921
Derivative liability	3,760,067	978,245
Contingent liability	1,409,411	–
Total current liabilities	9,966,073	2,845,939
Obligations under capital lease	–	3,308
Total liabilities	9,966,073	2,849,247

Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 275,000,000 shares, par value $0.00001 Issued and outstanding: 274,998,800 (2016 – 88,559,024) shares	2,754	886
Additional paid-in capital	15,724,447	11,163,514
Common stock subscribed	74,742	99,742
Accumulated deficit	(20,518,967)	(13,706,088)
Total Mantra Venture Group Ltd. stockholders’ deficit	(4,717,024)	(2,441,946)
Non-controlling interest	(60,272)	(236,274)
Total stockholders’ deficit	(4,777,296)	(2,678,220)
Total liabilities and stockholders’ deficit	5,188,777	171,027

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

	Year Ended May 31,	Year Ended May 31,
	2017 $	2016 $
		(as revised)

Revenue	1,069,917	70,298

Cost of goods sold	820,503	–
Gross profit	249,414	70,298

Operating expenses
Depreciation and amortization	59,869	27,908
General and administrative	106,114	559,316
Salaries & wages	4,845,260	335,638

Total operating expenses	5,011,243	922,862

Loss from operations	(4,761,829)	(852,564)

Other income (expense)
(Loss) gain on settlement of debt	(33,620)	(24,000)
Loss on disposal of assets	(2,067)	–
Accretion of discounts on convertible debentures	(561,137)	(461,905)
Loss on change in fair value of derivatives	(1,197,700)	(497,079)
Interest expense	(211,454)	–
Impairment loss	(103,480)	(384,312)
Total other income expense	(2,109,458)	(1,367,296)

Net loss for the year	(6,871,287)	(2,219,860)

Less: net loss attributable to the non-controlling interest	58,408	43,688

Net loss attributable to Mantra Venture Group Ltd.	(6,812,879)	(2,176,172)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.06)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	117,085,052	78,327,306

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of stockholder’s equity (deficit)

For the Years Ended May 31, 2017 and 2016

	Common Stock		Additional paid-in	Common stock	Accumulated	Non- controlling	Total stockholders’ deficit
	Number	Amount $	capital $	subscribed $	deficit $	interest $	(as revised) $

Balance, May 31, 2015	71,516,581	715	10,462,265	74,742	(11,529,916)	(192,586)	(1,184,780)

Stock issued for cash at $0.16 per share	93,750	1	14,999	–	–	–	15,000

Shares issued for services	150,000	2	29,999	–	–	–	30,001

Shares issued for settlement of debt	300,000	3	47,997	–	–	–	48,000

Shares issued upon conversion of convertible debt	16,498,693	165	591,828	–	–	–	591,993

Subscriptions received	–	–	–	25,000	–	–	25,000

Fair value of stock options granted	–	–	16,426	–	–	–	16,426

Net loss for the year	–	–	–	–	(2,176,172)	(43,688)	(2,219,860)

Balance, May 31, 2016	88,559,024	886	11,163,514	99,742	(13,706,088)	(236,274)	(2,678,220)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of stockholder’s equity (deficit)

For the Years Ended May 31, 2017 and 2016

	Common Stock		Additional paid-in	Common stock	Accumulated	Non- controlling	Total stockholders’ equity
	Number	Amount $	capital $	subscribed $	deficit $	interest $	(deficit) $

Balance, May 31, 2016	88,559,024	886	11,163,514	99,742	(13,706,088)	(236,274)	(2,678,220)

Stock issued for cash at $0.02 per share	2,000,000	20	29,980	(25,000)	–	–	5,000

Shares issued for services	124,251,510	1,244	3,974,804	–	–	–	3,976,048

Shares issued for settlement of debt	15,904,199	160	89,720	–	–	–	89,880

Shares issued upon conversion of convertible debt	44,284,067	444	499,363	–	–	–	499,807

Reclassification of derivatives previously classified as equity	–	–	(32,934)	–	–	–	(32,934)

Acquisition of non-controlling interest	–	–	–	–	–	234,410	234,410

Net loss for the year	–	–	–	–	(6,812,879)	(58,408)	(6,871,287)

Balance, May 31, 2017	274,998,800	2,754	15,724,447	74,742	(20,518,967)	(60,272)	(4,777,296)

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

	Year Ended May 31, 2017 $	Year Ended May 31, 2016 $
Operating activities		(as revised)

Net loss	(6,871,287)	(2,219,860)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(767,569)	(195,706)
Amortization of finance costs	–	7,085
Accretion of discounts on convertible debentures	561,137	461,905
Depreciation and amortization	59,869	27,908
Foreign exchange loss (gain)	5,035	(4,842)
Initial derivative expenses	1,965,269	692,785
Shares issued for services	3,976,048	30,001
Interest related to cash redemption premium on convertible notes	105,032	254,439
Stock-based compensation on options and warrants	–	16,426
Loss on disposal of assets	2,067	–
Impairment loss	103,480	–
Loss (gain) on settlement of debt	33,620	24,000
Changes in operating assets and liabilities:
Amounts receivable	212,448	18,169
Prepaid expenses and deposits	(119,366)	121,357
Accounts payable and accrued liabilities	175,930	260,596
Other assets	1,107	–
Due to related parties	153,448	42,367
Net cash used in operating activities	(403,732)	(463,370)
Investing activities
Purchase of property and equipment	–	(4,587)
Proceeds from the sale of property and equipment	1,500
Cash received upon acquisition of subsidiary	115,112	–
Investment in intangible assets	–	(12,161)
Net cash used in investing activities	116,612	(16,748)
Financing activities
Repayment of capital lease obligations	(7,025)	(6,798)
Repayment of loan payable	–	(50,000)
Proceeds from notes payable	64,789	63,589
Proceeds from issuance of convertible debentures	568,339	427,000
Proceeds from stock subscribed	5,000	25,000
Proceeds from issuance of common stock	–	15,000
Net cash provided by financing activities	631,103	473,791
Change in cash	343,983	(6,327)
Cash, beginning of year	1,119	7,446
Cash, end of year	345,102	1,119
Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	25,000	–
Common stock issued to settle accounts payable and debt	89,880	–
Common stock issued for conversion of notes payable	252,000	591,992
Original issue discounts	64,999	42,753
Debt issuance cost	–	18,000
Original debt discount against derivative liability	1,746,783	436,755
Accounts receivable acquired in AW Solutions Acquisition	2,040,249	–
Other assets acquired in AW Solutions Acquisition	36,580	–
Equipment acquired in AW Solutions Acquisition	116,143	–
Customer lists acquired in AW Solutions Acquisition	901,548	–
Tradenames acquired in AW Solutions Acquisition	574,605	–
Accounts payable and Accrued expenses acquired in AW Solutions Acquisition	(1,308,450)	–
Goodwill	1,503,634	–
Non-controlling interest	(339,309)	–

Supplemental disclosures:
Interest paid	657	9,141
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the consolidated financial statements

May 31, 2017

(Expressed in U.S. dollars)

1.	Organization and Going Concern

Mantra Venture Group Ltd. (the “Company”) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business. After the acquisition of AW Solutions, the Company provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions business has also incurred losses and experienced cash outflows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As at May 31, 2017, the Company has an accumulated loss of $20,518,967, and a working capital deficit of $7,865,616. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a.	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., AW Solutions, Inc.(from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017) and AW Solutions Puerto Rico, LLC.(from the date of acquisition, April 25, 2017). All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.55% owned, Mantra Energy Alternatives Ltd., which is 88.21% owned and AW Solutions, Inc., Tropical Communications, Inc., and AW Solutions Puerto Rico, LLC which are all 80.1% owned. All inter-company balances and transactions have been eliminated.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At May 31, 2017, unbilled receivables totaled $430,669, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts was $267,476 at May 31, 2017.

e.	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

f.	Goodwill

Goodwill was generated through the acquisition of AW Solutions in fiscal 2017 as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended May 31, 2017.

g.	Intangible Assets

At May 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-10 years. At May 31, 2016, definite-lived intangible assets consisted of patents and were stated at cost. Intangible assets are amortized over their estimated useful lives. During the year ended May 31, 2017, the Company recorded an impairment loss related patents held of $59,060.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

h.	Long-lived Assets

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

i.	Foreign Currency Translation

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

j.	Income Taxes

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2017. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against the Company’s deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which should reduce taxable income in future periods. The realization of these assets is dependent on generating future taxable income.

The Company follows the guidance set forth within ASC Topic 740, Income Taxes (“ASC Topic 740”) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $87,027 for a total obligation due of $253,111. This tax assessment is included in accrued expenses at May 31, 2017.

k.	Revenue Recognition

The Company’s revenues are generated from applications and infrastructure services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The applications and infrastructure revenues are derived from contracts to provide technical engineering services along with contracting services to commercial and governmental customers. The Company’s service contracts generally require specific tasks or services that the Company must perform under the contract. The Company recognizes revenues associated with these services upon the completion of the related task or service which is at the time the four revenue recognition criteria have been met. Direct costs incurred related to performance of the task or service are deferred and recorded as prepaid expense and are expensed when the related revenue is recognized.

The Company also generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date.

The Company records unbilled receivables for revenues earned, but not yet billed.

During the year ended May 31, 2016, the Company performed research and development services. The Company recognized revenue under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered reasonably assured and can be reasonably estimated. Revenue was based on direct labor hours expended at contract billing rates plus other billable direct costs.

l.	Cost of Revenues

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

m.	Research and Development Costs

Research and development costs are expensed as incurred.

n.	Stock-based Compensation

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

o.	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2017, the Company had 647,182,222 (2016 – 56,260,229) dilutive potential shares outstanding.

p.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

q.	Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for nonpublic entities for annual reporting periods, as amended, beginning after December 15, 2018. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company on June 1, 2019, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2016. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The Company has elected to early adopt the requirements of ASU 2015-17 and the results of such adoption are presented within these consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2019. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company continues to evaluate the effects of ASU 2016-02 and does not expect that the adoption will have a material effect on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-08 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-12 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company is currently evaluating the effects of ASU 2017-01 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted on testing dates after January 1, 2017. The Company is evaluating the effects of ASU 2017-04 on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

r.	Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the period from April 25, 2017 to May 31, 2017, two customers accounted for 48% and 11%, respectively, of consolidated revenues for the period from April 25, 2017 to May 31, 2017. In addition, amounts due from these customers represented 39% and 8%, respectively, of trade accounts receivable as of May 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the period from April 25, 2017 to May 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 6% of consolidated revenues for the period from April 25, 2017 to May 31, 2017.

s.	Fair Value Measurements

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended May 31, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of May 31, 2017 and 2016, consisted of the following:

	Total fair value at May 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,760,067	–	–	3,760,067

	Total fair value at May 31, 2016 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	978,245	–	–	978,245

(1)	The Company has estimated the fair value of these derivatives using the Black-Scholes option pricing model, Monte-Carlo model or a Binomial Model based.

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

t.	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As at May 31, 2017 and 2016, the Company had a $3,760,067 and $978,245 derivative liability, respectively.

u.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

3.	Acquisition

On April 25, 2017, pursuant to the Asset Purchase Agreement (the “Agreement”) with InterCloud Systems, Inc. (“InterCloud”), the Company purchased, 80.1% of the assets associated with InterCloud’s “AW Solutions” business (“AWS”) including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”).

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with AWS, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (as described in Note 10(l)), and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the Business for the six-month period immediately following the closing and (ii) $1,500,000.

The Company has performed a valuation analysis of the fair market value of AWS’ assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Purchase Price
The $2,000,000 Convertible Note	$2,230,701
Contingent Consideration	1,409,411
Total Purchase Price	$3,640,112

Allocation of Purchase Price
Cash	$115,112
Accounts receivable	2,040,249
Other assets	36,580
Equipment	116,143
Customer lists	901,548
Tradenames	574,605
Accounts payable	(682,781)
Accrued expenses	(625,669)
Noncontrolling interest	(339,309)
Goodwill	1,503,634
Net assets acquired	$3,640,112

The following table summarizes our consolidated results of operations for the year’s ended May 31, 2017, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on June 1, 2015:

	May 31, 2017 $		May 31, 2016 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	1,069,917	10,572,122	70,298	11,965,151
Net Income	(6,871,287)	(11,136,000)	(2,219,860)	(3,850,958)

Earnings per common share:
Basic	(0.06)	(0.10)	(0.03)	(0.05)
Diluted	(0.06)	(0.10)	(0.03)	(0.05)

4.	Restricted Cash

At May 31, 2016, restricted cash represents cash pledged as security for the Company’s credit cards. At May 31, 2017, the Company no longer pledged cash as security.

5.	Property and Equipment

	May 31, 2017 $	May 31, 2016 $

Computers and office equipment	308,649	7,837
Equipment	378,505	–
Research equipment	143,129	143,129
Software	177,073	–
Vehicles	94,356	–
Vehicles under capital lease	–	72,690

Total	1,101,712	223,656

Less: impairment	(44,419)	–
Less: accumulated depreciation	(961,263)	(151,029)

Equipment, Net	96,030	72,627

During the year ended May 31, 2017, the Company recorded $46,018 (2016 - $25,109) of amortization expense. During the year ended May 31, 2017, the Company disposed of two vehicles under capital leases. The Company recorded a loss on disposal of $2,067.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	May 31, 2017 Net carrying value $	May 31, 2016 Net carrying value $

Customer relationship and lists	901,548	9,421	–	892,127	–
Trade names	574,605	6,005	–	568,600	–
Patents	70,789	11,729	59,060	–	62,615
	1,546,942	27,155	59,060	1,460,727	62,615

During the year ended May 31, 2017, the Company recorded $16,429 (2016 - $4,123) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending May 31, 2018	156,405
For year ending May 31, 2019	156,405
For year ending May 31, 2020	156,405
For year ending May 31, 2021	156,405
For year ending May 31, 2022	156,405
For year ending May 31, 2023	156,405
For year ending May 31, 2024	156,405
For year ending May 31, 2025	156,405
For year ending May 31, 2026	155,487

7.	Related Party Transactions

a)	During the year ended May 31, 2017, the Company incurred management fees of $112,927 (2016 - $129,799) to the former President of the Company.

b)	During the year ended May 31, 2017, the Company incurred management fees of $68,038 (2016 - $46,616) to the spouse of the former President of the Company.

c)	During the year ended May 31, 2017, the Company incurred research and development fees of $Nil (2016 - $28,920) to a former director of the Company.

d)	During the year ended May 31, 2017, the Company recorded $Nil (2016 - $21,609) of management fees for the vesting of options previously granted to former officers and directors.

e)	On May 18, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.

f)	On May 19, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.

g)	As at May 31, 2017 the Company owes a total of $241,327 (2016 - $136,722) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

h)	As at May 31, 2017, the Company owes $17,305 (2016 - $17,837) to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

i)	As at May 31, 2017, the Company owes $49,376 to Intercloud, which is non-interest bearing, unsecured, and due on demand.

j)	As at May 31, 2017, pursuant to the acquisition described in Note 3, the Company owes a contingent liability of $1,409,411 to Intercloud.

k)	The Company subleased a portion of one of its offices located in Florida to Intercloud. Rental income charged to the Intercloud was $2,513 from April 25, thru May 31, 2017.

l)	During the year ended May31, 2017, the Company was part of the Intercloud’s group health insurance plan. Intercloud billed the Company monthly for their portion of health insurance premiums. Total amounts billed during the year ended May 31, 2017 was $42,978.

m)	Intercloud also allocated certain general insurance expenses to the Company. Total insurance expense allocated by the Intercloud to the Company amounted to $8,911 during the year ended May 31, 2017 which is included in selling, general and administrative on the statements of operations,

8.	Loans Payable

(a)	As at May 31, 2017, the amount of $46,846 (Cdn$63,300) (2016 - $48,285 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As at May 31, 2017, the amount of $17,500 (2016 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As at May 31, 2017 and May 31, 2016, the amount of $0 and $15,000, respectively, is owed to a non-related party which is non-interest bearing, unsecured, and due on demand. On November 15, 2016, the Company entered into a debt settlement agreement, and amended on March 13, 2017, to settle the amount owed in exchange for 6,000,000 common shares. The shares were issued on March 8, 2017. The Company recorded the fair value of the shares of $20,400 and a loss on settlement of debt of $5,400

(d)	As at May 31, 2017 and May 31, 2016, the amount of $0 (Cdn$0) and $14,413 (Cdn$18,895), respectively, was owed to a non-related party, which is non-interest bearing, unsecured, and due on demand. On October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) and $735 (CAD - $964) of accrued interest.

(e)	As at May 31, 2017, the amounts of $7,500 and $27,382 (Cdn$37,000) (2016 - $7,500 and $28,224 (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(f)	As at May 31, 2017, the amount of $4,490 (2016 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(g)	During the year ended May 31, 2017, the amounts of $13,370 (Cdn$18,066) (2016 - $13,696 (Cdn$18,066) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(h)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(i)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the year ended May 31, 2016, the Company recorded accretion of $9,755.

(j)	As at May 31, 2017 and May 31, 2016, the amounts of $25,000 and $27,789 (Cdn$37,550) and $0, respectively, are owed to non-related parties which are non-interest bearing, unsecured, and due on demand.

(k)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum.

9.	Obligations Under Capital Lease

During the year ended May 31, 2017, the Company disposed of the two vehicles under capital lease.

10.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As at May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. At May 31, 2017, the other remaining debenture of $59,853 remained outstanding and past due. During the year ended May 31, 2017, the Company recorded an additional fee of $21,266 increasing the carrying value to $81,119.

At May 31, 2017, the other remaining debenture of $50,000 remained outstanding and past due.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As at May 31, 2017, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On September 11, 2013 and October 18, 2013, the Company issued two convertible debentures for total proceeds of $152,000, which bore interest at 10% per annum, were unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest could be converted at the holders’ option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $152,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was accreted over the term of the convertible debentures up to their face value of $152,000. On September 30, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 and $44,816 of accrued interest.

(d)	On December 27, 2013, the Company issued three convertible debentures for total proceeds of $15,000, which bear interest at 10% per annum, are unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default. On April 1, 2017, the Company issued an aggregate of 295,800 shares of common stock upon the conversion of two of the convertible debentures, totaling $10,000, and $3,176 of accrued interest.

(e)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As at May 31, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(f)	On February 17, 2015, the Company issued a convertible note in the principal amount of $125,000. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $160,244 resulted in a discount to the note payable of $125,000 and the recognition of a loss on derivatives of $35,244. During the year ended May 31, 2016, the Company issued 10,195,218 shares of common stock upon the conversion of $125,000 of principal and $7,739 of interest. During the year ended May 31, 2016, the Company recorded accretion of $125,000 and the note was fully converted.

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

On October 5, 2016, the holder of the convertible debentures entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. At May 31, 2017, $45,000 of the note had been assigned to the third party.

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

During the year months ended May 31, 2017, the Company issued 18,440,200 shares of common stock upon the conversion of $90,000 of principal. During the year ended May 31, 2017, the Company recorded a default fee of $51,820 increasing the carrying value of the note to $43,070 and the note remained outstanding and past due.

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

During the year ended May 31, 2017, the Company recorded accretion of $185,913 increasing the carrying value of the note to $382,608.

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

During the year ended May 31, 2017, the recorded accretion of $82,560 increasing the carrying value of the note to $131,250.

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

On April 7, 2017, the Company entered into an amendment to the convertible note which allowed for the additional funding under the note of $40,000 with an original discount of $4,444. During the year ended May 31, 2017, the Company received additional tranches of $123,339. The initial fair value of the conversion feature of $245,571 resulted in a discount to the note payable of $127,783 and the recognition of a loss on derivatives of $117,788. During the year ended May 31, 2017, the Company recorded accretion of $133,721, and recorded a default fee of $31,946 increasing the carrying value of the note to $206,098.

(k)	On October 11, 2016, the Company issued a convertible note in the principal amount of up to $249,999. The Company received initial tranches of $42,500 net of a $24,999 original issue discount and $2,500 of financing fees. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902. During the year ended May 31, 2017, the Company recorded accretion of $26,943, increasing the carrying value of the note to $26,953.

(l)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the Unsecured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Unsecured Note is due one year following the issue date of the Unsecured Note, and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166.

(m)	On April 28, 2017, the Company entered into and closed on a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Lender”), pursuant to which the Company issued to the Lender a senior secured convertible promissory note in the aggregate principal amount of $440,000 (the “Secured Note”) for an aggregate purchase price of $400,000, and a warrant with a term of three years to purchase up to 27,500,000 shares of common stock of the Company at an exercise price of $0.0255 per share. The interest on the outstanding principal due under the Secured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Secured Note is due on April 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the conversion, subject to adjustment upon the occurrence of certain events.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526.

11.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 9(f) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 9(f), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(f) to 9(m), and the rights described in Note 7(i) would qualify for treatment as derivative liabilities. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

During the year ended May 31, 2017, the Company reclassified 350,000 options exercisable at $0.03 until March 16, 2017 with a fair value of $2,350, 2,000,000 warrants exercisable at $0.03 until August 29, 2018 with a fair value of $13,745, 533,333 warrants exercisable at $0.80 with a fair value of $Nil, 4,075,000 warrants exercisable at $0.37 with a fair value of $16,978 and a $59,853 note convertible at $0.40 with a fair value of $41 that qualified for treatment as derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	May 31, 2017	May 31, 2016

Balance at the beginning of year	$978,245	$353,668
Original discount limited to proceeds of notes	1,746,783	541,744
Fair value of derivative liabilities in excess of notes proceeds received	1,965,269	692,785
Reclassification of instruments previously classified as equity	32,934	–
Conversion of derivative liability	(195,595)	(414,246)
Change in fair value of embedded conversion option	(767,569)	(195,706)
Balance at the end of the year	$3,760,067	$978,245

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model, Monte-Carlo model or a Binomial Model based on various assumptions. Prior to May 31 2016, the Black-Scholes model was used to determine the fair value of derivative liabilities   recognized in the financial statements.  The fair value of derivatives as of May 31, 2017 were estimated using a multinomial lattice model. The Company made this change because lattice models produce more accurate derivative values due to the ability to incorporate more instrument specific assumptions into the open-form binomial model.  In addition, lattice models allow for changes in critical assumptions over the life of the option in comparison to closed-form models like Black-Scholes, which require single-value assumptions at the time of grant. The change of a valuation model is considered a change in accounting estimates.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-213%	0.07-0.74%	0%	0.50-2.00
At May 31, 2016	180-225%	0.34-0.69%	0%	0.27-1.18
At May 31, 2017	215-346%	0.84-1.44%	0%	0.96-2.91

12.	Common Stock

(a)	As at May 31, 2016 and 2015, the Company had received proceeds of $2,080 at $0.08 per unit for subscriptions for 26,000 units. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant is exercisable at $0.20 per common share for a period of two years or five business days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.40 per share for seven consecutive trading days.

(b)	As at May 31, 2016 and 2015 the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(c)	As at May 31, 2016 and 2015, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(d)	On February 2, 2016, the Company revised its authorized share capital to increase the number of authorized common shares from 100,000,000 common shares with a par value of $0.00001, to 275,000,000 common shares with a par value of $0.00001.

Stock transactions during the year ended May 31, 2017:

(a)	On July 1, 2016, the Company issued 2,368,322 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 10(f).

(b)	On August 15, 2016, the Company issued 2,826,456 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(f).

(c)	On August 29, 2016, the Company issued 2,000,000 units at $0.015 per unit for proceeds of $30,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant is exercisable at $0.03 per share of common stock for a period of two years or thirty calendar days after the Company’s common stock trades at least one time per day on the FINRA Over-the-Counter Bulletin Board at a price at or above $0.03 per share for five consecutive trading days. As at May 31, 2016, the Company had received proceeds of $25,000 at $0.015 per unit for subscriptions for 1,666,666 units which was included in common stock subscribed.

(d)	On September 19, 2016, the Company issued 4,920,400 shares of common stock upon the conversion of the two convertible notes of $58,000 and $94,000 described in Note 10(c) and $44,816 of accrued interest.

(e)	On September 26, 2016, the Company issued 2,780,868 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(f).

(f)	October 3, 2016, the Company issued 4,413,181 shares of common stock upon the conversion of the note payable of $14,406 (CAD - $18,895) described in Note 8(d) and $735 (CAD - $964) of accrued interest. The Company recorded the common shares at their fair value of $39,277 which resulted in a loss on settlement of debt of $19,418.

(g)	On December 5, 2016, the Company issued 5,393,560 shares of common stock upon the conversion of $15,075 of principal of the convertible note described in Note 10(f).

(h)	On December 9, 2016, the Company issued 1,000,000 shares pursuant to the settlement agreement described in Note 16(h).

(i)	On January 13, 2017, the Company issued 5,070,994 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(f).

(j)	On December 1, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(k)	On March 2, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,837 of principal and unpaid interest of the convertible note described in Note 10(f).

(l)	On March 7, 2017, the Company issued 5,954,208 shares of common stock upon the conversion of $10,063 of principal and unpaid interest of the convertible note described in Note 10(f).

(m)	On March 13, 2017, the Company amended a debt settlement agreement, dated November 15, 2016, to settle a $15,000 loan described in Note 8(c) in exchange for 6,000,000 common shares. The shares were issued effective March 8, 2017.

(n)	On March 15, 2017, the Company issued 6,548,937 shares of common stock upon the conversion of $11,068 of principal and unpaid interest of the convertible note described in Note 10(f).

(o)	On April 1, 2017, the Company issued an aggregate 295,800 shares of common stock upon the conversion of $11,832 of principal and unpaid interest of two convertible notes described in Note 10(d).

(p)	On April 7, 2017, the Company issued 2,170,314 shares of common stock upon the conversion of $3,527 of principal and unpaid interest of the convertible note described in Note 10(f).

(q)	On May 18, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.

(r)	On May 19, 2017, the Company issued 62,125,755 shares of common stock with a fair value of 1,988,024 to a new director of the Company in exchange for services for the Company.

(s)	On April 10, 2017, the Company issued 4,491,018 shares of common stock upon the conversion of $15,000 in accounts payable debt, further to an agreement dated January 17, 2017.

Stock transactions during the year ended May 31, 2016:

(a)	On July 1, 2015, the Company issued 150,000 common shares with a fair value of $30,000 pursuant to a consulting agreement.

(b)	On July 20, 2015, the Company issued 93,750 common shares at $0.16 per share for proceeds of $15,000.

(c)	On July 22, 2015, the Company issued 300,000 shares to settle $24,000 owed to a creditor. The shares had a fair value of $48,000 and the Company recorded a loss on settlement of debt of $24,000.

(d)	On August 24, 2015, the Company issued 322,872 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 10(g).

(e)	On September 21, 2015, the Company issued 676,132 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 10(g).

(f)	On October 22, 2015, the Company issued 1,581,778 shares of common stock upon the conversion of $20,000 of principal of the convertible note described in Note 10(g).

(g)	On November 9, 2015, the Company issued 3,497,506 shares of common stock upon the conversion of $44,222 of principal of the convertible note described in Note 10(g)

(h)	On December 22, 2015, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(g)

(i)	On January 1, 2016, the Company issued 1,000,000 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(g).

(j)	On January 27, 2016, the Company issued 1,538,462 shares of common stock upon the conversion of $5,778 of principal and $4,222 of accrued interest of the convertible note described in Note 10(g).

(k)	On February 12, 2016, the Company issued 578,468 shares of common stock upon the conversion of $3,523 of accrued interest of the convertible note described in Note 10(g).

(l)	On February 22, 2016, the Company issued 1,724,138 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(h).

(m)	On March 22, 2016, the Company issued 1,499,251 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(h).

(n)	On March 29, 2016, the Company issued 2,218,017 shares of common stock upon the conversion of $15,000 of principal of the convertible note described in Note 10(h).

(o)	On May 20, 2016, the Company issued 862,069 shares of common stock upon the conversion of $10,000 of principal of the convertible note described in Note 10(h).

13.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2015	5,258,333	0.44
Issued	1,766,667	0.04
Balance, May 31, 2016	7,025,000	0.34
Issued	27,833,333	0.03
Expired	(650,000)	0.04
Balance, May 31, 2017	34,208,333	0.08

As at May 31, 2017, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

333,333	0.80	June 4, 2017
200,000	0.80	July 11, 2017
1,000,000	0.03	April 15, 2018
666,667	0.03	May 4, 2018
100,000	0.15	August 4, 2017
4,075,000	0.37	April 10, 2019
333,334	0.03	August 29, 2018
27,500,000	0.03	April 28, 2020

34,208,333

14.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2015	1,675,000	0.17
Granted	350,000	0.03
Expired	(525,000)	0.20
Outstanding, May 31, 2016	1,500,000	0.16
Expired	(1,150,000)	0.20
Outstanding, May 31, 2017	350,000	0.03	0.96	–
Exercisable, May 31, 2017	350,000	0.03	0.96	–

A summary of the changes of the Company’s non-vested stock options is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at May 31, 2015	550,000	0.23

Granted	350,000	0.03
Expired	(50,000)	0.20
Vested	(800,000)	0.14
Non-vested at May 31, 2016	50,000	0.30
Expired	(50,000)	0.30
Non-vested at May 31, 2017	–	–

During the year ended May 31, 2017, the Company recorded $0 (2016 - $16,426) related to the vesting of previously granted stock options. As at May 31, 2017 and 2016, there was $nil of unrecognized compensation cost related to non-vested stock option agreements.

Additional information regarding stock options as of May 31, 2017 is as follows:

Number of options	Exercise price $	Expiry date

350,000	0.03	May 17, 2018
350,000

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	May 31, 2017	May 31, 2016

Risk-free interest rate	–	0.72%
Expected life (in years)	–	2.00
Expected volatility	–	146%

During the year period ended May 31, 2017, the Company recorded stock-based compensation of $0 (2016 - $16,426) for stock options granted.

The weighted average fair value of the stock options granted for the year period ended May 31, 2016 was $0.20 per option.

15.	Commitments and Contingencies

(a)	On September 2, 2009, the Company entered into an agreement with a company to acquire a worldwide, exclusive license for the Mixed Reactant Flow-By Fuel Cell technology. The term of the agreement is for twenty years or the expiry of the last patent licensed under the agreement, whichever is later. The Company agreed to pay the licensor the following license fees:

●	an initial license fee of Cdn$10,000 payable in two installments: Cdn$5,000 upon execution of the agreement (paid) and Cdn$5,000 within thirty days of September 2, 2009 (paid);

●	a further license fee of Cdn$15,000 (paid) to be paid within ninety days of September 2, 2009; and

●	an annual license fee, payable annually on the anniversary of the date of the agreement as follows:

September 1, 2010	Cdn$10,000 (paid)
September 1, 2011	Cdn$20,000 (accrued)
September 1, 2012	Cdn$30,000(accrued)
September 1, 2013	Cdn$40,000 (accrued)
September 1, 2014 and each successive anniversary	Cdn$50,000 (accrued)

The Company is to pay the licensor a royalty calculated as 2% of the gross revenue and 15% of any and all consideration directly or indirectly received by the Company from the grant of any sublicense rights. The Company will pay interest at a rate of 1% per month on any amounts past due. In addition, the Company is responsible for the timely payment of all future costs relating to patent expenses and any new or useful art, process, machine, manufacture or composition of matter arising out of any licensor improvements or joint improvements licensed under this agreement and identified by the licensor as potentially patentable. The Company must also invest a minimum of Cdn$250,000 in research and development directly associated with the technology. As of May 31, 2017, the licensor had cancelled the agreement due to unpaid license fees.

(b)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee in over a year.

(c)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(d)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(e)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At May 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(f)	On July 15, 2016, the Company entered into an agreement to lease office space for $430 ($564CAD) per month until June 30, 2017.

(g)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(h)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(i)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(j)	Rent expense incurred under the Company’s operating leases amounted to $21,667 during the period from April 25, 2017 to May 31, 2017.

(k)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending May 31,	Payments
2018	$147,912
2019	29,841
2020	6,854
Total	$184,606

16.	Revision of Prior Year Financial Statements

The Company identified an error relating to the non-recognition of the convertible note described in Note 10(i) during the year ended May 31, 2016. The effect of the error is to increase net loss by $275,295 for the year ended May 31, 2016.

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

As a result of the aforementioned correction of accounting errors, the relevant annual financial statements have been restated as follows:

Effects on financials for the Year Ended May 31, 2016:

	May 31, 2016
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Accounts payable and accrued liabilities	$810,575	$26,407	$836,982
Convertible debentures	620,231	48,690	668,921
Derivative liability	778,047	200,198	978,245
Accumulated deficit	(13,430,793)	(275,295)	(13,706,088)
Total Mantra Venture Group Ltd. stockholder’s deficit	(2,166,651)	(275,295)	(2,441,946)
Total stockholders’ deficit	(2,402,925)	(275,295)	(2,678,220)

	For the Year Ended May 31, 2016
Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised

Loss on change in fair value of derivatives	$(401,870)	$(95,209)	$(497,079)
Interest expense	(226,665)	(157,647)	(384,312)
Accretion of debt discount	(439,465)	(22,440)	(461,905)
Net loss for the period	(1,944,565)	(275,295)	(2,219,860)
Net loss attributable to Mantra Venture Group Ltd.	(1,900,877)	(275,295)	(2,176,172)
Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.02)	(0.01)	(0.03)

	For the Year Ended May 31, 2016
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised

Net loss	$(1,944,565)	$(275,295)	$(2,219,860)
Gain on change in fair value of derivative liability	(179,807)	(15,899)	(195,706)
Initial derivative expenses	581,677	111,108	692,785
Interest related to cash redemption premium on convertible notes	123,188	153,690	276,878
Accounts payable and accrued liabilities	234,200	26,396	260,596
Accretion of discounts on convertible debentures	439,465	22,440	461,905

17.	Income Taxes

The Company’s pre-tax loss for the years ended May 31, 2017 and 2016 consisted of the following:

	Years Ended May 31,
	2017	2016
Domestic	$(326,973)	$-
Foreign	(6,485,906)	(2,176,172)
Pre-tax Loss	$(6,812,879)	$(2,176,172)

The provision for (benefit from) income taxes for the years ended May 31, 2017 and 2016 was as follows:

Years Ended May 31,
	2017	2016
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

The Company’s income taxes were calculated on the basis of $6,485,906 of foreign net loss and $326,973 of domestic net loss.

The Company’s effective tax rate for the years ended May 31, 2017 and 2016 differed from the U.S. federal statutory rate as follows:

	Years Ended May 31,
	2017	2016
	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)
Permanent differences	4.8	16.3
State tax benefit, net of Federal benefits	-	-
Other	0.2	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	-
Net change in valuation allowance	29.0	17.7
Benefit	-	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended May 31,
	2017	2016
Net operating loss carry forwards	$9,833,923	$4,047,230
Depreciation	16,189	-
Total assets	9,850,112	4,047,230

Less: Valuation allowance	(9,850,112)	(4,047,230)

Net deferred tax liabilities	$-	$-

As of May 31, 2017 and 2016, the Company had federal net operating loss carryforwards (“NOL’s”) of $9,850,112 and $4,047,230, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss, capital loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of net operating losses capital losses and credits prior to full utilization.

The Company has not completed a study to assess whether ownership change has occurred as a result of the Company’s acquisition of AWS and related issuance of shares (See Note 3). However, as a result of the issuance of common shares in 2017, the Company believes an ownership change under Sec. 382 may have occurred. As a result of this ownership change certain of the Company’s net operating loss, capital loss and credit carryforwards will expire prior to full utilization.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment. Prior to 2017, there were no provisions (or benefits) for income taxes because the Company had sustained cumulative losses since the commencement of operations.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of May 31, 2017 and 2016, there was no accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to the Company’s net operating loss carryforwards all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. In addition, all of the net operating loss and credit carryforwards that may be used in future years are still subject to adjustment.

18.	Segment Disclosures

During the year ended May 31, 2016, the Company operated in one operating segment in one geographical area.

During the year ended May 31, 2017, the Company had two operating segments including:

●	AW Solutions which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Mantra Energy Alternatives (MEA) which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the Mantra Energy Alternatives (MEA) reporting segment in one geographical area, Canada and the AW Solutions operating segment in two geographical areas, the United States and Puerto Rico.

Financial statement information by operating segment for the year ended May 31, 2017 is presented below:

	Mantra Ventures $	AW Solutions $	Total $

Net Sales	–	1,069,917	1,069,917
Operating loss	(4,651,298)	(110,531)	(4,761,829)
Interest expense	211,124	330	211,454
Depreciation and amortization	24,329	35,540	59,869
Impairment loss	103,480	–	103,480
Total Assets as of May 31, 2017	4,515	5,184,262	5,188,777

Geographic information for the year ended and as at May 31, 2017 is presented below:

	Revenues $	Long-Lived Assets $

United States	836,809	3,080,483
Puerto Rico	233,108	7,837
Consolidated Total	1,069,917	3,088,320

19.	Subsequent Events

a)	On June 6, 2017, Larry Kristof, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Manager Officer of the Company, resigned from all of his positions with the Company. Mr. Kristof will remain as the President of the Company’s Mantra Energy Alternatives subsidiary.

b)	On June 6, 2017, the Board of Directors (the “Board”) of the Company appointed Roger M. Ponder to serve as Chief Executive Officer of the Company. The Company entered into an employment agreement with Mr. Ponder, effective as of June 6, 2017. The Ponder Agreement has a three-year term and will automatically renew for successive one-year terms unless the Company or Mr. Ponder elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Ponder will receive a base annual salary of $220,000. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company’s Performance Incentive Plan. Mr. Ponder received a sign on bonus of 62,125,755 Common Shares issued in May 2017.

c)	On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. The Company entered into an employment agreement with a three-year term where Mr. Hayter will receive a base annual salary of $210,000, in addition, his target bonus is equal to 60%. Mr. Hayter received a sign on bonus of 62,125,755 Common Shares issued in May 2017.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer concluded that, as a result of the material weaknesses described below, as of May 31, 2017 , our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, as funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $200,000 per annum. As our operations are relatively small but with the acquisition of AW Solutions (April, 2017) we expect that both our technical and accounting expertise will be improved, however our overall financial requirements will only increase. We continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements this past year and will plan to evaluate our internal capabilities as we integrate the business segments with AW Solutions to address the sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2017 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors consists of two (2) members, all of whom are not considered “independent directors,” as defined in applicable rules of the SEC and NASDAQ. Officers are appointed and serve at the discretion of our board of directors. There are no family relationships among any of our directors or executive officers.

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Roger M. Ponder	Chairman of the Board, Chief Executive Officer	64	June 6, 2017
Keith Hayter	President & Board of Director	52	June 6, 2017

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

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Roger M. Ponder, CEO and Chairman of the Board

Mr. Ponder, age 64, has served as a director of the Company since April 2017. Mr. Ponder serves as a member of the board of directors of InterCloud Systems, Inc., and served as its Chief Operating Officer from November 2012 to March 2015. Mr. Ponder has been the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to the Company.

The Company entered into an employment agreement (the “Ponder Agreement”) with Mr. Ponder, effective as of June 6, 2017. The form of the Ponder Agreement was approved by the Board. A copy of the Ponder Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The following is a brief summary of the material terms of the Ponder Agreement.

The Ponder Agreement has a three-year term and will automatically renew for successive one-year terms unless the Company or Mr. Ponder elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Ponder will receive a base annual salary of $220,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder received a sign on bonus of 62,125,755 Common Shares.

Keith Hayter. President, Corporate Secretary and Board of Director.

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company, effective immediately. Mr. Hayter, age 52, has served as a director of the Company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

The Company entered into an employment agreement (the “Hayter Agreement”) with Mr. Hayter, effective as of June 6, 2017. The form of the Hayter Agreement was approved by the Board. A copy of the Hayter Agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference. The following is a brief summary of the material terms of the Hayter Agreement.

The Hayter Agreement has a three-year term and will automatically renew for successive one-year terms unless the Company or Mr. Hayter elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Hayter will receive a base annual salary of $210,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of the Company’s Common Shares as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter received a sign on bonus of 62,125,755 Common Shares.

Kristof Resignation

On June 6, 2017, Larry Kristof, our former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Manager officer of Mantra Venture Group Ltd. (the “Company”), resigned from all of his positions with the Company. Mr. Kristof remains as the President of the Company’s Mantra Energy Alternatives subsidiary.

Dodd Resignation

On April 20, 2017, Patrick Dodd, resigned from Mantra Venture Group, Ltd. from any and all director, officer, manager and/or any other positions he may hold at Mantra Venture Group, Ltd., including Director and VP of Business Development.

Boughen Resignation

On April 20, 2017, Jonathan Michael Boughen, resigned from Mantra Venture Group, Ltd. from any and all director, officer, manager and/or any other positions he may hold at Mantra Venture Group, Ltd.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 300 Crown Oak Centre Drive, Longwood, Florida, 32750.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2017, with the exception of a Statement of Changes of Beneficial Ownership of Securities on Form 3 for our Chairman of the Board and Chief Executive Officer, Roger M. Ponder, filed on May 30, 2017; a Statement of Changes of Beneficial Ownership of Securities on Form 3 for our President and Director, Keith Hayter, filed on May 30, 2017.

ITEM 11 - EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2017 and 2016.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Kristof	2017	112,927			Nil				112,927
Former President,
Chief Executive Officer,
Chief Financial Officer, Secretary
and Treasurer	2016	129,799	-	-	Nil	-	-	-	129,795

Option/SAR Grants in Fiscal Year Ended May 31, 2017

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Larry Kristof	n/a	Nil	Nil	Nil

Patrick Dodd	n/a	Nil	Nil	Nil

Outstanding Equity Awards at Fiscal Year-End Table

There were no equity awards outstanding as of May 31, 2017.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
n/a	None	None	None	None

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,500,000	$0.16	1,000,808
Equity compensation plans not approved by security holders	-	-	-
Total	1,500,000	$0.16	1,000,808

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Roger M. Ponder employee agreement

On June 6, 2017, the Board of Directors (the “Board”) of the Company appointed Roger M. Ponder to serve as Chief Executive Officer of the Company, effective immediately. Mr. Ponder, age 64, has served as a director of the Company since April 2017. Mr. Ponder has served as a member of the board of directors of InterCloud Systems, Inc., and served as its Chief Operating Officer from November 2012 to March 2015. Mr. Ponder has been the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to the Company.

The Company entered into an employment agreement (the “Ponder Agreement”) with Mr. Ponder, effective as of June 6, 2017. The form of the Ponder Agreement was approved by the Board. A copy of the Ponder Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The following is a brief summary of the material terms of the Ponder Agreement.

The Ponder Agreement has a three-year term and will automatically renew for successive one-year terms unless the Company or Mr. Ponder elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Ponder will receive a base annual salary of $220,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder received a sign on bonus of 62,125,755 Common Shares.

In the event that Mr. Ponder’s employment is terminated without “Cause” or he terminates his employment for “Good Reason” not in connection with a “Change in Control” (as such terms are defined in the Ponder Agreement), the Company shall pay to Mr. Ponder an amount equal to the sum of (x) twenty-four (24) months of his base salary at the monthly rate in effect on the date of termination, plus (y) two (2) times his target bonus for the fiscal year in which the termination occurs, an amount equal to any unpaid bonus from the previous year, and all equity-based awards shall vest. In addition, the Company shall pay Mr. Ponder an amount equal to the cost of continuation of group health coverage under COBRA for 12 months.

The Ponder Agreement contains a non-compete provision during the term of Mr. Ponder’s employment and for a period of one year thereafter. Mr. Ponder would also be prohibited from soliciting customers or clients of the Company with whom he dealt during his employment and from soliciting employees of the Company for the one-year period.

There are no family relationships between Mr. Ponder and any director or executive officer of the Company, and he does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Keith W. Hayter employment agreement

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company, effective immediately. Mr. Hayter, age 52, has served as a director of the Company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

The Company entered into an employment agreement (the “Hayter Agreement”) with Mr. Hayter, effective as of June 6, 2017. The form of the Hayter Agreement was approved by the Board. A copy of the Hayter Agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference. The following is a brief summary of the material terms of the Hayter Agreement.

The Hayter Agreement has a three-year term and will automatically renew for successive one-year terms unless the Company or Mr. Hayter elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Hayter will receive a base annual salary of $210,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of the Company’s Common Shares as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter received a sign on bonus of 62,125,755 Common Shares.

In the event that Mr. Hayter’s employment is terminated without “Cause” or he terminates his employment for “Good Reason” not in connection with a “Change in Control” (as such terms are defined in the Hayter Agreement), the Company shall pay to Mr. Hayter an amount equal to the sum of (x) twenty-four (24) months of his base salary at the monthly rate in effect on the date of termination, plus (y) two (2) times his target bonus for the fiscal year in which the termination occurs, an amount equal to any unpaid bonus from the previous year, and all equity-based awards shall vest. In addition, the Company shall pay Mr. Hayter an amount equal to the cost of continuation of group health coverage under COBRA for 12 months.

The Hayter Agreement contains a non-compete provision during the term of Mr. Hayter’s employment and for a period of one year thereafter. Mr. Hayter would also be prohibited from soliciting customers or clients of the Company with whom he dealt during his employment and from soliciting employees of the Company for the one-year period.

There are no family relationships between Mr. Hayter and any director or executive officer of the Company, and he does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in fiscal 2017 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
n/a	$	Nil	$	Nil	$	Nil
n/a	$	Nil	$	Nil	$	Nil
Total:	$	Nil	$	Nil	$	Nil

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 25, 2017:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Larry Kristof	Common Stock	13,250,000	(3)	4.8%
Keith W. Hayter	Common Stock	62,125,755		22.6%
Roger M. Ponder	Common Stock	62,125,755		22.6%
Jonathan M. Boughen	Common Stock	162,500		*
Patrick Dodd	Common Stock	150,000		*
Officers and Directors as a Group (5 persons)	Common Stock	137,814,010	(2)	50.1%

* Denotes less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 25, 2017 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 274,998,880 shares of common stock issued and outstanding as of September 25, 2017.

(3)	Includes 13,250,000 shares of common stock owned by 0770987 BC Ltd. Larry Kristof, as the President of 0770987 BC Ltd. has investment and voting control over the shares held by this entity.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

2016 Fiscal Year

a.	During the year ended May 31, 2016, the Company incurred management fees of $129,799 (2015 - $162,449) to the President of the Company.

b.	During the year ended May 31, 2016, the Company incurred management fees of $46,616 (2015 - $54,760) to the spouse of the President of the Company.

c.	During the year ended May 31, 2016, the Company incurred research and development fees of $28,920 (2015 - $76,065) to a director of the Company.

d.	The Company recorded $21,609 of management fees for the vesting of options previously granted to officers and directors.

e.	As at May 31, 2016, the Company owes a total of $136,722 (2015 - $93,418) to the President of the Company and his spouse, and a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

f.	As at May 31, 2016, the Company owes $17,837 (2015 - $18,775) to an officer and a director of the Company, which is non-interest bearing, unsecured, and due on demand.

2017 Fiscal Year

a.	During the year ended May 31, 2017, the Company incurred management fees of $112,927 (2016 - $129,799) to the former President of the Company.
b.	During the year ended May 31, 2017, the Company incurred management fees of $68,038 (2016 - $46,616) to the spouse of the former President of the Company.
c.	During the year ended May 31, 2017, the Company incurred research and development fees of $Nil (2016 - $28,920) to a former director of the Company.
d.	During the year ended May 31, 2017, the Company recorded $Nil (2016 - $21,609) of management fees for the vesting of options previously granted to former officers and directors.
e.	On May 18, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.
f.	On May 19, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.
g.	As at May 31, 2017 the Company owes a total of $241,327 (2016 - $136,722) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.
h.	As at May 31, 2017, the Company owes $17,305 (2016 - $17,837) to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.
i.	As at May 31, 2017, the Company owes $49,376 to Intercloud, which is non-interest bearing, unsecured, and due on demand.
j.	As at May 31, 2017, pursuant to the acquisition described in Note 3, the Company owes a contingent liability of $1,409,411 to Intercloud.
k.	The Company subleased a portion of one of its offices located in Florida to Intercloud. Rental income charged to the Intercloud was $2,513 from April 25, thru May 31, 2017.
l.	During the year ended May31, 2017, the Company was part of the Intercloud’s group health insurance plan. Intercloud billed the Company monthly for their portion of health insurance premiums. Total amounts billed during the year ended May 31, 2017 was $42,978.
m.	Intercloud also allocated certain general insurance expenses to the Company. Total insurance expense allocated by the Intercloud to the Company amounted to $8,911 during the year ended May 31, 2017 which is included in selling, general and administrative on the statements of operations,

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2017 and for fiscal year ended May 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	Sadler, Gibb 2017	Sadler, Gibb 2016
Audit Fees	$77,120	$37,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$77,120	$37,000

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit #	Exhibit Description

2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.4	Service Contract with PowerTech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)

10.5	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)

10.6	Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.7	Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd. and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.8	Employment Agreement with and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.9	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)

10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)

10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)

10.15	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Sona Kazemi dated October 17, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)

10.16	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)

10.17	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2014)

10.18	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.19	Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.20	Convertible Promissory Note dated March 10, 2016 (Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.21	Asset Purchase Agreement dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.22	Convertible Promissory Note dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.23	Securities Purchase Agreement dated April 28, 2017, for senior secured convertible promissory note and security agreement dated April 27, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.1	List of Subsidiaries, filed herewith.

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTRA VENTURE GROUP LTD.

Date: September 25, 2017	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Keith W. Hayter	Director	September 25, 2017
KEITH W. HAYTER

/s/ Roger M. Ponder	Director	September 25, 2017
ROGER M. PONDER

