Form 10-K/A
period 2017-05-31
Mantra Venture Group Ltd.
filed 2017-10-05
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Mantra Venture Group Ltd. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2017, as amended by Amendment No. 1 filed with the SEC on October 3, 2017 (together, the “Form 10-K”). The Company is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) solely to revise the dates contained in the third paragraph of the electronic version of Sadler, Gibb & Associates, LLC’s Report of Independent Registered Public Accounting Firm relating to the financial statements included in the Form 10-K to cover the consolidated financial statements as of May 31, 2017 and 2016.

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

MANTRA VENTURE GROUP LTD.

Date: October 5, 2017	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Keith W. Hayter	Director	October 5, 2017
KEITH W. HAYTER

/s/ Roger M. Ponder	Director	October 5, 2017
ROGER M. PONDER

3

Exhibit Index

Exhibit #	Exhibit Description
31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4