Form 10-Q
period 2017-08-31
Mantra Venture Group Ltd.
filed 2017-10-19
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53461

MANTRA VENTURE GROUP LTD.

(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Crown Oak Centre, Longwood, Florida	32750
(Address of principal executive offices)	(Zip Code)

407-512-9102

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

274,998,800 common shares issued and outstanding as of October 19, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

1

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets as of August 31, 2017 (unaudited) and May 31, 2017	3

Consolidated statements of operations for the three months ended August 31, 2017 and 2016 (unaudited)	4

Consolidated statements of cash flows for the three months ended August 31, 2017 and 2016 (unaudited)	5

Notes to unaudited consolidated financial statements	6

MANTRA VENTURE GROUP LTD.

Consolidated balance sheets

(Expressed in U.S. dollars)

	August 31,	May 31,
	2017	2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash	158,207	345,102
Accounts receivable, net	1,889,416	1,623,200
Prepaid expenses and deposits	12,070	132,155
Total current assets	2,059,693	2,100,457
Property and equipment, net	67,089	96,030
Goodwill	1,503,633	1,503,633
Customer lists, net	868,192	892,127
Tradenames, net	553,345	568,600
Other assets	27,930	27,930
Total assets	5,079,882	5,188,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	2,148,441	2,113,355
Due to related parties	360,524	308,008
Loans payable (net of discount of $107,290 and $nil, respectively)	316,212	235,441
Convertible debentures (net of discount of $1,060,534 and $1,350,067, respectively)	2,429,324	2,139,791
Derivative liability	3,880,431	3,760,067
Contingent liability	1,409,411	1,409,411
Total current liabilities	10,544,343	9,966,073

Stockholders’ deficit
Mantra Venture Group Ltd. stockholders’ deficit Preferred stock Authorized: 20,000,000 shares, par value $0.00001 Issued and outstanding: Nil shares	–	–
Common stock Authorized: 275,000,000 shares, par value $0.00001 Issued and outstanding: 274,998,800 (2016 – 274,998,800) shares	2,754	2,754
Additional paid-in capital	15,724,447	15,724,447
Common stock subscribed	74,742	74,742
Accumulated deficit	(21,243,184)	(20,518,967)
Total Mantra Venture Group Ltd. stockholders’ deficit	(5,441,241)	(4,717,024)
Non-controlling interest	(23,220)	(60,272)
Total stockholders’ deficit	(5,464,461)	(4,777,296)
Total liabilities and stockholders’ deficit	5,079,882	5,188,777

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended August 31,	Three Months Ended August 31,
	2017 $	2016 $

Revenue	3,115,921	–

Cost of goods sold	2,508,752	–
Gross profit	607,169	–

Operating expenses
Depreciation and amortization	68,131	7,521
General and administrative	558,128	35,729
Salaries & wages	259,760	45,744

Total operating expenses	886,019	88,994

Loss from operations	(278,850)	(88,994)

Other income (expense)
Accretion of discounts on convertible debentures	(460,243)	(167,183)
Gain on change in fair value of derivatives	129,835	128,674
Interest expense	(77,907)	(36,505)
Total other income expense	(408,315)	(75,014)

Net loss for the period	(687,165)	(164,008)

Less: net loss attributable to the non-controlling interest	(37,052)	6,137

Net loss attributable to Mantra Venture Group Ltd.	(724,217)	(157,871)

Net loss per share attributable to Mantra Venture Group Ltd. common shareholders, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Mantra Venture Group Ltd. per common share	274,998,800	90,982,677

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended August 31, 2017 $	Three Months Ended August 31, 2016 $
Operating activities

Net loss	(687,165)	(164,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of derivative liability	(212,601)	(149,189)
Accretion of discounts on convertible debentures	460,243	167,183
Depreciation and amortization	68,131	7,521
Foreign exchange loss (gain)	10,060	438
Initial derivative expenses	82,766	20,515
Interest related to cash redemption premium on convertible notes	–	9,875
Changes in operating assets and liabilities:
Amounts receivable	(266,215)	7,353
Prepaid expenses and deposits	120,085	10,468
Accounts payable and accrued liabilities	35,085	18,307
Due to related parties	52,516	23,695
Net cash used in operating activities	(337,095)	(47,842)
Financing activities
Repayment of capital lease obligations	–	(2,651)
Repayment of loan payable	(100,000)	–
Proceeds from notes payable	250,200	9,000
Proceeds from issuance of convertible debentures	–	39,500
Checks issued in excess of funds on deposit	–	5,000
Net cash provided by financing activities	150,200	50,849
Change in cash	(186,895)	3,007
Cash, beginning of period	345,102	1,119
Cash, end of period	158,207	4,126
Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	25,000
Common stock issued for conversion of notes payable	–	69,409
Original issue discounts	27,800	39,500
Original debt discount against derivative liability	250,200	–

Supplemental disclosures:
Interest paid	621	364
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MANTRA VENTURE GROUP LTD.

Notes to the unaudited consolidated financial statements

August 31, 2017

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

The accompanying unaudited consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions business has also incurred losses and experienced cash outflows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of August 31, 2017, the Company has an accumulated loss of $21,243,184, and a working capital deficit of $8,484,650. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At August 31, 2017, unbilled receivables totaled $180,650, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts was $ 82,678 at August 31, 2017.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended August 31, 2017.

g.	Intangible Assets

At August 31, 2017 and May 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-10 years.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $87,027 for a total obligation due of $253,111. This tax assessment is included in accrued expenses at August 31, 2017.

k.	Revenue Recognition

The Company’s revenues are generated from infrastructure and professional services. The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10, “Revenue Recognition”. The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The infrastructure and professional services revenues are derived from contracts to provide technical engineering services along with contracting services to commercial and governmental customers. The Company’s service contracts generally require specific tasks or services that the Company must perform under the contract. The Company recognizes revenues associated with these services upon the completion of the related task or service which is at the time the four revenue recognition criteria have been met. Direct costs incurred related to performance of the task or service are deferred and recorded as prepaid expense and are expensed when the related revenue is recognized.

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

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2017, the Company had 944,501,087 (2016 – 243,619,532) dilutive potential shares outstanding.

p.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended August 31, 2017, two customers accounted for 43% and 20%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 17% and 34%, respectively, of trade accounts receivable as of August 31, 2017.

The Company’s customers are primarily located within the United States of America and Puerto Rico. Revenues generated within the United States of America accounted for approximately 73% of consolidated revenues for the three month period ended August 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 26% of consolidated revenues for the three month period ended August 31, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended August 31, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of August 31, 2017 and May 31, 2017, consisted of the following:

	Total fair value at August 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,880,431	–	–	3,880,431

	Total fair value at May 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,760,067	–	–	3,760,067

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model based.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 8 for additional information.

t.	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of August 31, 2017 and May 31, 2017, the Company had a $3,880,431 and $3,760,431 derivative liability, respectively.

u.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

3.	Property and Equipment

	August 31, 2017 $	May 31, 2017 $

Computers and office equipment	308,649	308,649
Equipment	378,505	378,505
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,101,712	1,101,712

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(990,204)	(961,263)

Equipment, Net	67,089	96,030

During the three months ended August 31, 2017, the Company recorded $28,941 (2016 - $6,336) of amortization expense.

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	August 31, 2017 Net carrying value $	May 31, 2017 Net carrying value $

Customer relationship and lists	901,548	33,356	–	868,192	892,127
Trade names	574,605	21,260	–	553,345	568,600
	1,476,153	54,616	–	1,421,537	1,460,727

During the three months ended August 31, 2017, the Company recorded $39,190 (2016 - $1,185) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending May 31, 2018	117,215
For year ending May 31, 2019	156,405
For year ending May 31, 2020	156,405
For year ending May 31, 2021	156,405
For year ending May 31, 2022	156,405
For year ending May 31, 2023	156,405
For year ending May 31, 2024	156,405
For year ending May 31, 2025	156,405
For year ending May 31, 2026	155,487

5.	Related Party Transactions

a)	During the three months ended August 31, 2017, the Company incurred management fees of $8,011 to the former President of the Company.

b)	During the three months ended August 31, 2017, the Company incurred management fees of $0 to the spouse of the former President of the Company.

c)	As of August 31, 2017, the Company owes a total of $301,437 to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

d)	As of August 31, 2017, the Company owes $17,305 to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

e)	As of August 31, 2017, the Company owes $41,782 to InterCloud, which is non-interest bearing, unsecured, and due on demand.

f)	As of August 31, 2017, pursuant to the acquisition AW Solutions, the Company owes a contingent liability of $1,409,411 to InterCloud.

	g)	The Company subleased a portion of one of its offices located in Florida to InterCloud. Rental income charged to InterCloud was $7,594 for the three months ended August 31, 2017.
6.	Loans Payable

(a)	As of August 31, 2017, the amount of $50,501 (Cdn$63,300) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As of August 31, 2017, the amount of $17,500 is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As of August 31, 2017, the amounts of $7,500 and $29,519 (Cdn$37,000) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(d)	As of August 31, 2017, the amount of $4,490 is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(e)	During the year ended August 31, 2017, the amounts of $14,413 (Cdn$18,066) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the year ended May 31, 2016, the Company recorded accretion of $9,755.

(h)	As of August 31, 2017 and May 31, 2017, the amounts of $25,000 and $27,789 (Cdn$37,550) were owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.005 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the three months ended August 31, 2017, the Company repaid $100,000 of the loan and recorded accretion of $170,710, increasing the carrying value of the note to $70,710.

7.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As of May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. During the year ended May 31, 2017, the Company recorded an additional fee of $21,266 increasing the carrying value to $81,119. At August 31, 2017, the other remaining debenture of $81,119 remained outstanding and past due.

At August 31, 2017, the other remaining debenture of $50,000 remained outstanding and past due.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As of August 31, 2017, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. As of August 31, 2017, the carrying value of the convertible promissory note was $5,000 and the note remained outstanding and in default.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As of August 31, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(e)	On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

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

During the year months ended May 31, 2017, the Company issued 18,440,200 shares of common stock upon the conversion of $90,000 of principal. During the year ended May 31, 2017, the Company recorded a default fee of $51,820 increasing the carrying value of the note to $43,070. At August 31, 2017, $43,070 of the note remained outstanding and past due.

(f)	On September 8, 2015, the Company issued a convertible note in the principal amount of $326,087. During the year ended May 31, 2016, the Company received the initial tranches of $280,000 net of a $26,087 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

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

During the year ended May 31, 2017, the Company recorded accretion of $185,913 increasing the carrying value of the note to $382,608. At August 31, 2017, $382,608 of the note remained outstanding.

(g)	On December 4, 2015, the Company issued a convertible note in the principal amount of $105,000 as an inducement to the holder of the convertible notes described in Note 7(g), to enter into an agreement to sell and assign the remaining outstanding principal to a third party. The note included a $10,000 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 52% discount to the lowest trading price during the previous 30 trading days to the date of conversion; or a 52% discount to the lowest trading price during the previous 30 trading days before the date the note was executed. On October 5, 2016, the holder of the convertible debentures entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

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

During the year ended May 31, 2017, the recorded accretion of $82,560 increasing the carrying value of the note to $131,250. At August 31, 2017, $131,250 of the note remained outstanding.

(h)	On March 10, 2016, the Company issued a convertible note in the principal amount of up to $166,666. During the year ended May 31, 2016, the Company received initial tranches of $65,000 net of a $16,666 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

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

On April 7, 2017, the Company entered into an amendment to the convertible note which allowed for the additional funding under the note of $40,000 with an original discount of $4,444. During the year ended May 31, 2017, the Company received additional tranches of $123,339. The initial fair value of the conversion feature of $245,571 resulted in a discount to the note payable of $127,783 and the recognition of a loss on derivatives of $117,788. During the year ended May 31, 2017, the Company recorded accretion of $133,721, and recorded a default fee of $31,946 increasing the carrying value of the note to $206,098. During the three month period ended August 31, 2017, the Company recorded accretion of $31,367 increasing the carrying value of the note to $237,465.

(i)	On October 11, 2016, the Company issued a convertible note in the principal amount of up to $249,999. The Company received initial tranches of $42,500 net of a $24,999 original issue discount and $2,500 of financing fees. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 65% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 65% discount to the lowest trading price during the previous 20 trading days before the date the note was executed.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902. During the year ended May 31, 2017, the Company recorded accretion of $26,943 and a default fee of $24,999, increasing the carrying value of the note to $26,953. During the three month period ended August 31, 2017, the Company recorded accretion of $25,466 increasing the carrying value of the note to $52,419.

(j)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the Unsecured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Unsecured Note is due one year following the issue date of the Unsecured Note, and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166. During the three month period ended August 31, 2017, the Company recorded accretion of $189,804 increasing the carrying value of the note to $1,323,970.

(k)	On April 28, 2017, the Company entered into and closed on a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Lender”), pursuant to which the Company issued to the Lender a senior secured convertible promissory note in the aggregate principal amount of $440,000 (the “Secured Note”) for an aggregate purchase price of $400,000, and a warrant with a term of three years to purchase up to 27,500,000 shares of common stock of the Company at an exercise price of $0.0255 per share. The interest on the outstanding principal due under the Secured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Secured Note is due on April 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the conversion, subject to adjustment upon the occurrence of certain events.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the three month period ended August 31, 2017, the Company recorded accretion of $42,896 increasing the carrying value of the note to $97,423.

8.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 7(f) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 7(f), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 7(f) to 7(m). The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	August 31, 2017	May 31, 2017

Balance at the beginning of year	$3,760,067	$978,245
Original discount limited to proceeds of notes	250,200	1,746,783
Fair value of derivative liabilities in excess of notes proceeds received	82,766	1,965,269
Reclassification of instruments previously classified as equity	-	32,934
Conversion of derivative liability	-	(195,595)
Change in fair value of embedded conversion option	(212,601)	(767,569)
Balance at the end of the year	$3,880,431	$3,760,067

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using Monte-Carlo model or a Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-213%	0.07-0.74%	0%	0.50-2.00
At May 31, 2017	215-346%	0.84-1.44%	0%	0.96-2.91
At August 31, 2017	184-298%	0.95-1.44%	0%	0.112-2.91

9.	Common Stock

(a)	As of August 31, 2017 and May 31, 2016, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)	As of August 31, 2017 and May 31, 2016, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2016	7,025,000	0.34
Issued	27,833,333	0.03
Expired	(650,000)	0.04
Balance, May 31, 2017	34,208,333	0.08
Issued	50,000,000	0.005
Expired	(633,333)	0.70
Balance, August 31, 2017	83,575,000	0.03

As of August 31, 2017, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

1,000,000	0.03	April 15, 2018
666,667	0.03	May 4, 2018
4,075,000	0.37	April 10, 2019
333,334	0.03	August 29, 2018
27,500,000	0.03	April 28, 2020
50,000,000	0.005	June 27, 2020

83,575,000

11.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2016	1,500,000	0.16
Expired	(1,150,000)	0.20
Outstanding, May 31, 2017 and August 31, 2017	350,000	0.03	0.71	–
Exercisable, May 31, 2017 and August 31, 2017	350,000	0.03	0.71	–

Additional information regarding stock options as of May 31, 2017 is as follows:

Number of options	Exercise price $	Expiry date

350,000	0.03	May 17, 2018
350,000

12.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On August 31, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee in over a year.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At August 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(h)	Rent expense incurred under the Company’s operating leases amounted to $69,666 during the three months ended August 31, 2017.

(i)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending May 31,	Payments
2018	$103,580
2019	29,841
2020	6,854
Total	$140,275

13.	Segment Disclosures

During the three months ended August 31, 2016, the Company operated in one operating segment in one geographical area.

During the three months ended August 31, 2017, the Company had two operating segments including:

●	AW Solutions which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Mantra Energy Alternatives (MEA) which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for three months ended August 31, 2017 is presented below:

	Mantra Ventures $	AW Solutions $	Total $

Net Sales	–	3,115,921	3,115,921
Operating (loss) income	(476,707)	197,857	(278,850)
Interest expense	77,286	621	77,907
Depreciation and amortization	-	68,131	68,131
Total Assets as of August 31, 2017	5,543	5,074,339	5,079,882

Geographic information for the three months ended and as of August 31, 2017 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	820,991	3,012,563
United States	2,294,930	7,627
Consolidated Total	3,115,921	3,020,190

14.	Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plan”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “$” refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Mantra Venture Group, Ltd., a British Columbia, Canada corporation, and its consolidated subsidiaries.

The information that appears on our website at www.MantraVentureGroup.com is not part of this report.

Description of Business

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the state of Nevada and into the Province of British Columbia, Canada. Our principal offices have been relocated after the close of AW Solutions, Inc., to 300 Crown Oak Centre, Longwood, Florida 32750. Our telephone number is (407) 560-1503. Our fiscal year end is May 31.

We are a leading provider of services and solutions in the telecommunications sector and research developer of alternative energy alternatives in the energy sector. The telecommunications sector provides services and solutions throughout the United States, Guam, Canada and the Caribbean. Our energy sector services are related to research and development of alternative energy technologies.

Through our new subsidiary in the telecommunications division, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Tropical Communications, Inc. collectively known as “AW Solutions” we provide a broad range of professional services and solutions to the top Tier Communication Carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace.

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

Acquisition of AW Solutions

On April 25, 2017, Mantra Venture Group Ltd. we closed on an Asset Purchase Agreement (the “APA”) with InterCloud Systems, Inc. (“InterCloud”), a Delaware corporation. Pursuant to the terms the Asset Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase (the “Asset Sale”), 80.1% of the assets associated with InterCloud’s “AW Solutions” business including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”). The Business provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry.

Overview

Due to the acquisition of AW Solutions and our inability to obtain further funding to develop mixed-reactant fuel cell (“MRFC”) technology, we intend to revisit our pursuit of this line of business and may consider the sale, restructuring or disposition of the energy business unit to focus on pursuing the telecommunication line of business. We have not made any decision on the future of our other businesses at this time.

Our partially owned subsidiary Mantra Energy Alternatives Ltd. (“MEA”) has itself undertaken financing activities to raise money for research and development by issuing common shares. MEA and the Company have sought funding to develop a prototype unit for the MRFC technology but to date has been unsuccessful. We also have a number of inactive subsidiaries, which we may engage in various businesses in the future but have no current plans to do so at this time. Since the inception as an energy technology research and development company in 2007, we have incurred operational losses and we have completed several rounds of financing to fund our operations.

Energy Services and Solutions

Mantra Energy Alternatives, Ltd. – Mantra Energy Alternatives, Ltd., is a British Columbia, Canada corporation (known as, “MEA”), which was incorporated in Nevada on January 22, 2007. On December 8, 2008 we made a jurisdiction change from the State of Nevada into the Province of British Columbia, Canada. We focus our business strategy in the energy sector in the ongoing research and development to commercialize alternative energy technologies and services to the residential, commercial and industrial marketplace. Continued focus and desire is to refine the technologies and exploratory efforts into strategic relationships, joint ventures, partnerships with third parties to assist in commercialization. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which supports commercial applications.

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

Telecommunications Services and Solutions

Through a recent acquisition of AW Solutions, we have expanded our business into the telecommunications industry, creating new a customer base and geographic reach. Our company is comprised of the following:

AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico corporation (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry.

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

We offer a full array of operations, construction, project and program management professional required to facilitate the full turn-key completion of networks from the design and planning phase, engineer evaluation and sign off, regulatory, installation, commissioning and maintain various types of Wi- Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and teams support the deployment of new networks and technologies, as well as expand and maintain existing networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks. Our consulting and professional solutions to the service-provider and enterprise market in support of all facets of telecommunications and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. Our global certified professional services organization offers consulting, design, engineering, integration, implementation and ongoing support of all solutions offered by our company. We believe our ability to respond rapidly is a differentiating factor for national and international-based customers needing a broad range of our services and solutions.

Emerging Markets Trends

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

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support expanded WiMax, LTE and soon 5G technologies, along with the transition from copper to fiber to support the ever increasing data demands are significant long term factors that drive our business model and continued success. According to iSuppli, 4G Long Term Evolution (LTE) is the largest share of wireless infrastructure capital spending through 2018 with 5G enhanced mobile technologies trials commencing in the United States in 2017 which will drive the migration to the next generation standard which allows for greater capacity required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, the launch of 5G technology and billions of Internet of Things (IoT) connective devices the need to modernize networks to accommodate connectivity is a significant long-term opportunity of companies like ours. The transition from trial based deployments of 5G to a full nationwide implementation expected to start in 2018 and continuing beyond 2023. The continued investment of supporting infrastructure that includes fiber optic investment Deloitte Consulting LLP analysis estimates the in the United States alone requires investment of $130-$150 Billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects. It is mission-critical for these providers to deliver broadband capacity, reliably, security and cost-effectively in a solution that support this massive data consumption of applications to its customers: reality/virtual reality, video delivery, mobile advertising, self-driving cars, healthcare and much more. The enhanced mobility with devices requires, small cell deployments to handle the increased usage on both the wireline and wireless delivery networks.

Competitive Strengths

On the telecommunication sector we believe our market advantage is the long-term relationships, MSA’s, industry leading provider of wireless and wireline solutions and a reputations and track record of our ability to perform with agility, quality on a seamless and flawless manner for our clients is key in our success to date. AW Solutions ability to provide a wide range of services in a turn-key integrated solution is critical to our clients. Our highly experienced and professional team provide such services as: RF, civil, electrical, architectural engineering and design, value engineering, network engineering services, network planning, site acquisition, land use planning, feasibility/environmental studies, lease/contract negotiations, Build-To-Suit (BTS) services, audits functions, program planning, product development, technical services, warehouse and logistics.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in the telecommunications industry segment:

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

Growth Strategy

Under the leadership of our senior management team, we intend to continue to build our operational groups invest in our sales/account management resources and continue to market our capabilities to support our rapid growth focusing on optimizing our operating margins. While organic growth will be a continued main focus in our telecommunications division to drive our business forward, acquisitions will play a strategic role in augmenting existing product and service lines, expanding geographic reach, diversifying customers and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Engineering and Telecom Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international service providers, utilities, aggregators, Original Equipment Manufacturers (OEM’s) and Project Management Organizations (PMO’s) while delivering a broad range of professional services to meet accelerated demand for these services. We believe the ability to provide such solutions and services is a critical differentiator as we already have relationships for these professional services in place today. Each of our three operating units within AW Solutions intends to continue to expand into additional service offerings.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work “in-house” from our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger project and contracts. We believe there are potential acquisition candidates in the somewhat fragmented professional services market and infrastructure arena which would be likely candidates for consolidation opportunities.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs, Utility Entities and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Providers. We plan to capture and expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), Fortune 1000 enterprise clients, institutional clients, competitive access providers (CAPs), etc. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to- end solutions and increase operating margins.

●	Cross Selling and Marketing. We believe that through our acquisitions we will be able to effectively cross sell between business units and enhanced services offerings and gain even greater traction through coordinated and branded marketing indicatives.

Results of Operations for the Three Month Periods Ended August 31, 2017 and August 31, 2016

Revenues

Our operating results for the three month periods ended August 31, 2017 and August 31, 2016 are summarized as follows:

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016	Difference
Revenue	$3,115,921	$-	$3,115,921
Operating expenses	$886,019	$88,994	$(797,025)
Other income (expense)	$(408,315)	$(75,014)	$(333,301)
Net income (loss)	$(687,165)	$(164,008)	$(523,157)

We generated revenue increase for the three months ended August 31, 2017 of $3,115,921 compared to (Nil) revenues during the same period ended August 31, 2016. During this period ended August 31, 2017, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017. Our net loss for the three month period ended August 31, 2017 of $687,165 is attributed to the increased operating expenses of $797,025, plus higher other expenses of $333,301.

Expenses

During the three months ended August 31, 2017, our operating expenses were $886,019 compared to operating expenses of $88,994 for the three month period ended August 31, 2016. The increase on operating expense is a result of the acquisition of the telecommunication division on April 25, 2017 which consisting of AW Solutions, Inc., AW Solutions Puerto Rico LLC, and Tropical Communications, Inc. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $558,128 for the three months ended August 31, 2017 compared to $35,729 for the three months ended August 31, 2016. Salaries and wages were $259,760 for the three months ended August 31, 2017 compared to $45,744 for the three months ended August 31, 2016. Depreciation and amortization costs were $68,131 for the three months ended August 31, 2017 compared to $7,521 for the three months ended August 31, 2016.

Other Income (Expense)

For the three months ended August 31, 2017, we incurred other expenses of $408,315, which was an increase of $333,301 compared to the same period in 2016. The increase was primarily due to higher accretion discounts related to convertible debentures of $293,060.

Net Loss

For the three months ended August 31, 2017, we incurred a net loss of $687,165, compared to a net loss of $164,008 for the same period in 2016.

Liquidity and Capital Resources

As of August 31, 2017, our total current assets were $2,059,693 and our total current liabilities were $10,544,343, resulting in a working capital deficit of $8,484,650 compared to a working capital deficit of $7,865,616 as of May 31, 2017.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flow	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016
Net Cash Used In Operating Activities	$(337,095)	$(47,842)
Net Cash Used In Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$150,200	$50,849
Change In Cash	$(186,895)	$3,007

The decrease in cash that we experienced in the period ended August 31, 2017 compared to the decrease during the period ended August 31, 2016 is primarily due to the acquisition of AW Solutions and its subsidiaries and increased funding requirements for ongoing operating activities. During the period ended August 31, 2017, the repayment of loans payable of $100,000 was made on a note payable of $250,200 which created the cash balance as noted above. We expect that our cash position will increase, due to operating profits in the telecommunication division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders loans. There is no assurance that we will be successful in completing any further private placement financing. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

As of the three months ended August 31, 2017, we had cash of $158,207 compared to $4,126 for the three months ended August 31, 2016. Our cash balance at the beginning of this year was $345,102.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on management’s evaluation, our chief executive officer concluded that, as a result of the material weaknesses described below, as of August 31, 2017 , our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, as funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $200,000 per annum. Our operations are relatively small, but with the acquisition of AW Solutions (April 2017) we expect that both our technical and accounting expertise will be improved, however our overall financial requirements will only increase. We continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements this past year and will plan to evaluate our internal capabilities as we integrate the business segments with AW Solutions to address the sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There been no material developments with respect to the information previously reported under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended August 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

MANTRA VENTURE GROUP LTD.

Date: October 19, 2017	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer

