Form 10-Q/A
period 2017-08-31
Mantra Venture Group Ltd.
filed 2017-10-20
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1

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

274,998,800 common shares issued and outstanding as of October 19, 2017

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Mantra Venture Group Ltd. for the period ended August 31, 2017, originally filed with the Securities and Exchange Commission on October 19, 2017 (the “Form 10-Q”), is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANTRA VENTURE GROUP LTD.

Date: October 20, 2017	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer

32