Form 10-Q
period 2017-11-30
Spectrum Global Solutions, Inc.
filed 2018-01-22
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53461

SPECTRUM GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

British Columbia	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Crown Oak Centre, Longwood, Florida	32750
(Address of principal executive offices)	(Zip Code)

407-512-9102

(Registrant’s telephone number, including area code)

Mantra Venture Group Ltd.

Former FYE – May 31

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

443,543,290 common shares issued and outstanding as of January 22, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated balance sheets as of November 30, 2017 (unaudited) and May 31, 2017	3

Consolidated statements of operations for the six months ended November 30, 2017 and 2016 (unaudited)	4

Consolidated statements of cash flows for the six months ended November 30, 2017 and 2016 (unaudited)	5

Notes to unaudited consolidated financial statements	6

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated balance sheets

(Expressed in U.S. dollars)

	November 30,	May 31,
	2017	2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash	–	345,102
Accounts receivable, net	1,911,831	1,623,200
Prepaid expenses and deposits	46,778	132,155
Total current assets	1,958,609	2,100,457
Property and equipment, net	40,609	96,030
Goodwill	1,503,633	1,503,633
Customer lists, net	844,257	892,127
Tradenames, net	538,090	568,600
Other assets	28,430	27,930
Total assets	4,913,628	5,188,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Checks issued in excess of funds on deposit	8,212	–
Accounts payable and accrued liabilities	2,551,978	2,113,355
Due to related parties	177,529	308,008
Loans payable	359,672	235,441
Loans payable to related parties	148,858	–
Convertible debentures (net of discount of $714,792 and $1,350,067, respectively)	1,805,208	2,139,791
Derivative liability	1,866,786	3,760,067
Contingent liability	1,409,411	1,409,411
Series A preferred stock liability Authorized: 20,000,000 shares, par value $0.00001 Series A preferred stock Authorized: 8,000,000 shares, Issued and outstanding: 1,262,945 (May 31, 2017 – Nil) shares	435,138	–
Total current liabilities	8,762,792	9,966,073

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 274,998,800 (May 31, 2017 – 274,998,800) shares	2,754	2,754
Additional paid-in capital	15,724,447	15,724,447
Common stock subscribed	74,742	74,742
Accumulated deficit	(19,555,383)	(20,518,967)
Total Spectrum Global Solutions, Inc. (f/k/a Mantra Venture Group Ltd.) stockholders’ deficit	(3,753,440)	(4,717,024)
Non-controlling interest	(95,724)	(60,272)
Total stockholders’ deficit	(3,849,164)	(4,777,296)
Total liabilities and stockholders’ deficit	4,913,628	5,188,777

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2017 $	2016 $	2017 $	2016 $

Revenue	2,006,933	–	5,122,854	–

Cost of goods sold	1,996,045	–	4,504,797	–
Gross profit	10,888	–	618,057	–

Operating expenses
Depreciation and amortization	65,669	8,404	133,800	15,925
General and administrative	504,886	96,390	1,063,014	132,119
Salaries & wages	204,949	45,744	464,709	91,488

Total operating expenses	775,504	150,538	1,661,523	239,532

Loss from operations	(764,616)	(150,538)	(1,043,466)	(239,532)

Other income (expense)
Gain (Loss) on settlement of debt	3,368,128	(19,418)	3,368,128	(19,418)
Accretion of discounts on convertible debentures	(441,011)	(151,557)	(901,254)	(318,740)
Loss on change in fair value of derivatives	(440,021)	(1,508,271)	(310,186)	(1,379,597)
Interest expense	(107,184)	(26,615)	(185,091)	(63,120)
Total other income (expense)	2,379,912	(1,705,861)	1,971,597	(1,780,875)

Net income (loss) for the period	1,615,296	(1,856,399)	928,131	(2,020,407)

Less: net loss attributable to the non-controlling interest	72,505	3,613	35,453	9,750

Net income (loss) attributable to Spectrum Global Solutions, Inc.	1,687,801	(1,852,786)	963,584	(2,010,657)

Net income (loss) per share attributable to Spectrum Global Solutions, Inc. (f/k/a Mantra Venture Group Ltd.) common shareholders:
Basic	0.01	(0.02)	0.00	(0.02)
Diluted	0.00	(0.02)	0.00	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Spectrum Global Solutions, Inc. (f/k/a Mantra Venture Group Ltd.) per common share:
Basic	274,998,800	99,869,076	274,998,800	97,483,513
Diluted	1,229,305,428	99,869,076	1,229,593,453	97,483,513

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended November 30, 2017 $	Six Months Ended November 30, 2016 $
Operating activities

Net income (loss)	928,131	(2,020,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on change in fair value of derivative liability	227,421	1,206,006
Accretion of discounts on convertible debentures	901,254	318,740
Depreciation and amortization	133,800	15,925
Foreign exchange loss	6,231	2,912
Initial derivative expenses	82,766	171,102
Interest related to cash redemption premium on convertible notes	17,500	9,875
(Gain) loss on settlement of debt	(3,368,128)	19,418
Changes in operating assets and liabilities:
Amounts receivable	(288,631)	5,674
Prepaid expenses and deposits	85,377	11,655
Accounts payable and accrued liabilities	617,182	47,512
Due to related parties	64,725	51,574
Net cash used in operating activities	(592,372)	(160,014)
Financing activities
Repayment of capital lease obligations	–	(4,592)
Repayment of loan payable	(160,000)	–
Proceeds from notes payable	250,200	20,282
Proceeds from loans from related parties	148,858	–
Proceeds from issuance of convertible debentures	–	134,500
Proceeds from issuance of common stock and subscriptions received	–	5,000
Checks issued in excess of funds on deposit	8,212	3,705
Net cash provided by financing activities	247,270	158,895
Change in cash	(345,102)	(1,119)
Cash, beginning of period	345,102	1,119
Cash, end of period	–	–
Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	25,000
Common stock issued to settle accounts payable and debt	–	108,212
Common stock issued for conversion of notes payable	–	236,093
Preferred stock issued to settle accounts payable and amounts owed related parties	374,263	–
Preferred stock issued to settle derivative liabilities	2,453,667	–
Preferred stock issued to settle conversion of notes payable	975,337	–
Original issue discounts	27,800	24,999
Original debt discount against derivative liability	250,200	134,500

Supplemental disclosures:
Interest paid	2,808	657
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited consolidated financial statements

November 30, 2017

(Expressed in U.S. dollars)

1.	Organization and Going Concern

Spectrum Global Solutions, Inc. (the “Company”) (f/k/a Mantra Venture Group Ltd.) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business. After the acquisition of AW Solutions, the Company provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry. On November 15, 2017, the Company changed its name to “Spectrum Global Solutions, Inc.”.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology, and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions business has also incurred losses and experienced cash outflows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of November 30, 2017, the Company has an accumulated loss of $19,555,383, and a working capital deficit of $6,804,183. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At November 30, 2017, unbilled receivables totaled $44,054, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts was $54,482 at November 30, 2017.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the six months ended November 30, 2017.

g.	Intangible Assets

At November 30, 2017 and May 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-10 years.

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

The Company follows the guidance set forth within ASC Topic 740, “Income Taxes” (“ASC Topic 740”) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $87,027 for a total obligation due of $253,111. This tax assessment is included in accrued expenses at November 30, 2017.

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

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of November 30, 2017, the Company had 954,594,653 (2016 – 352,678,654) dilutive potential shares outstanding.

p.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

q.	Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is effective for nonpublic entities for annual reporting periods, as amended, beginning after December 15, 2018. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Company on June 1, 2019, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2016. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The Company has elected to early adopt the requirements of ASU 2015-17 and the results of such adoption are presented within these consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2019. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company continues to evaluate the effects of ASU 2016-02 and does not expect that the adoption will have a material effect on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-08 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. Specifically, the amendments in this update (1) clarify the objective of the collectability criterion in step 1, and provides additional clarification for when to recognize revenue for a contract that fails step 1, (2) permit an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price (3) specify that the measurement date for noncash consideration is contract inception, and clarifies that the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application. Further, accounting for elements of a contract that do not affect revenue under legacy GAAP are irrelevant to the assessment of whether a contract is complete. In addition, the amendments permit an entity to apply the modified retrospective transition method either to all contracts or only to contracts that are not completed contracts, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning June 1, 2019. The Company is currently evaluating the effects of ASU 2016-12 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company is currently evaluating the effects of ASU 2017-01 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted on testing dates after January 1, 2017. The Company is evaluating the effects of ASU 2017-04 on its consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended November 30, 2017, two customers accounted for 42% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 28% and 18%, respectively, of trade accounts receivable as of November 30, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 81% of consolidated revenues for the six month period ended November 30, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 19% of consolidated revenues for the six month period ended November 30, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended November 30, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of November 30, 2017 and May 31, 2017, consisted of the following:

	Total fair value at November 30, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	1,866,786	–	–	1,866,786

	Total fair value at May 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,760,067	–	–	3,760,067

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model based on various assumptions.

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

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of November 30, 2017 and May 31, 2017, the Company had a $1,866,786 and $3,760,067 derivative liability, respectively.

u.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

3.	Property and Equipment

	November 30, 2017 $	May 31, 2017 $

Computers and office equipment	308,649	308,649
Equipment	378,505	378,505
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,101,712	1,101,712

Less: impairment	(44,419)	(44,419
Less: accumulated depreciation	(1,016,684)	(961,263)

Equipment, Net	40,609	96,030

During the six months ended November 30, 2017, the Company recorded $55,421 (2016 - $13,556) of amortization expense.

4.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	November 30, 2017 Net carrying value $	May 31, 2017 Net carrying value $

Customer relationship and lists	901,548	57,291	–	844,257	892,127
Trade names	574,605	36,515	–	538,090	568,600
	1,476,153	93,806	–	1,382,347	1,460,727

During the six months ended November 30, 2017, the Company recorded $78,379 (2016 - $2,369) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending May 31, 2018	78,203
For year ending May 31, 2019	156,405
For year ending May 31, 2020	156,405
For year ending May 31, 2021	156,405
For year ending May 31, 2022	156,405
For year ending May 31, 2023	156,405
For year ending May 31, 2024	156,405
For year ending May 31, 2025	156,405
For year ending May 31, 2026	155,487

5.	Related Party Transactions

a)	During the six months ended November 30, 2017, the Company incurred management fees of $12,011 (2016 - $68,616) to the former President of the Company.

b)	During the six months ended November 30, 2017, the Company incurred management fees of $0 (2016 - $22,872) to the spouse of the former President of the Company.

c)	As of November 30, 2017, the Company owes a total of $195,204 (May 31, 2017 - $241,327) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

d)	As of November 30, 2017, the Company owes $18,141 (May 31, 2017 - $17,305) to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

e)	As of November 30, 2017, the Company owes $51,849 (May 31, 2017 - $49,376) to Intercloud, which is non-interest bearing, unsecured, and due on demand.

f)	As of November 30, 2017, pursuant to the acquisition AW Solutions, the Company owes a contingent liability of $1,409,411 to Intercloud.

g)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum.

h)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum.

i)	On November 16, 2017, the Company issued 251,885 shares of Series A Preferred Stock with a fair value of $86,785 to settle $195,204 of amounts owed to the former President of the Company. The Company recognized a gain on settlement of debt of $108,419.

6.	Loans Payable

(a)	As of November 30, 2017, the amount of $49,109 (Cdn$63,300) (May 31, 2017 - $46,846 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As of November 30, 2017, the amount of $17,500 (May 31, 2017 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As of November 30, 2017, the amounts of $7,500 and $28,705 (Cdn$37,000) (May 31, 2017 - $7,500 and $27,382 (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(d)	As of November 30, 2017, the amount of $4,490 (May 31, 2017 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(e)	During the year ended May 31, 2017, the amounts of $14,016 (Cdn$18,066) (May 31, 2017 - $13,370 (Cdn$18,066) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the year ended May 31, 2016, the Company recorded accretion of $9,755.

(h)	As of November 30, 2017 and May 31, 2017, the amounts of $15,000 and $43,352 (Cdn$55,878) was owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.005 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the six months ended November 30, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000.

7.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As of May 31, 2014 the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. During the year ended May 31, 2017, the Company recorded an additional fee of $21,266 increasing the carrying value to $81,119. On November 16, 2017, the debenture and $15,423 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

At November 30, 2017, the other remaining debenture of $50,000 remained outstanding and past due.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As of November 30, 2017, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. As of November 30, 2017, the carrying value of the convertible promissory note was $5,000 and the note remained outstanding and in default.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As of November 30, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(e)	On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

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

During the year months ended May 31, 2017, the Company issued 18,440,200 shares of common stock upon the conversion of $90,000 of principal. During the year ended May 31, 2017, the Company recorded a default fee of $51,820 increasing the carrying value of the note to $43,070. On November 16, 2017, the debenture and $13,644 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

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

During the year ended May 31, 2017, the Company recorded accretion of $185,913 increasing the carrying value of the note to $382,608. On November 16, 2017, the debenture and $79,881 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

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

During the year ended May 31, 2017, the recorded accretion of $82,560 increasing the carrying value of the note to $131,250. On November 16, 2017, the debenture and $24,464 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

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

On April 7, 2017, the Company entered into an amendment to the convertible note which allowed for the additional funding under the note of $40,000 with an original discount of $4,444. During the year ended May 31, 2017, the Company received additional tranches of $123,339. The initial fair value of the conversion feature of $245,571 resulted in a discount to the note payable of $127,783 and the recognition of a loss on derivatives of $117,788. During the year ended May 31, 2017, the Company recorded accretion of $133,721, and recorded a default fee of $31,946 increasing the carrying value of the note to $206,098. During the period from June 1, 2017 to November 16, 2017, the Company recorded accretion of $43,692. On November 16, 2017, the debenture and $33,359 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902. During the year ended May 31, 2017, the Company recorded accretion of $26,953 increasing the carrying value of the note to $26,953. During the period from June 1, 2017 to November 16, 2017, the Company recorded accretion of $43,046 and a default fee of $17,500. On November 16, 2017, the debenture and $12,288 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166. During the six month period ended November 30, 2017, the Company recorded accretion of $418,071 increasing the carrying value of the note to $1,552,237.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the six month period ended November 30, 2017, the Company recorded accretion of $118,446 increasing the carrying value of the note to $172,971.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	November 30, 2017	May 31, 2017

Balance at the beginning of year	$3,760,067	$978,245
Original discount limited to proceeds of notes	250,200	1,746,783
Fair value of derivative liabilities in excess of notes proceeds received	82,766	1,965,269
Reclassification of instruments previously classified as equity	-	32,934
Derivative liability settled through the issuance of preferred stock	(2,453,667)	-
Conversion of derivative liability	-	(195,595)
Change in fair value of embedded conversion option	227,421	(767,569)
Balance at the end of the year	$1,866,786	$3,760,067

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-213%	0.07-0.74%	0%	0.50-2.00
At May 31, 2017	215-346%	0.84-1.44%	0%	0.96-2.91
At November 30, 2017	106-277%	1.44-1.78%	0%	0.40-2.41

9.	Common Stock

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001.

(a)	As of November 30, 2017 and May 31, 2016, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)	As of November 30, 2017 and May 31, 2016, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

10.	Preferred Stock

On November 15, 2017, the Company created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A Preferred Shares. The principal terms of the Series A Preferred Shares are as follows:

Voting rights – The Series A Preferred Shares do not have voting rights.

Dividend rights – The holders of the Series A Preferred Shares shall not be entitled to receive any dividends. However, no dividends (other than those payable solely in Common Stock) shall be paid on the Common Stock or any class or series of capital stock ranking junior, as to dividends, to the Series A Preferred during any fiscal year of the Corporation until there shall have been paid or declared and set apart during that fiscal year for the holders of the Series A Preferred a dividend in an amount per share equal to (i) the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock times (ii) the amount per share of the dividend to be paid on the Common Stock.

Conversion rights – The holders of the Series A Preferred Shares have the right to convert each Class A Preferred Share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of Common Stock of the Corporation. The number of shares of Common Stock into which each share of the Series A Preferred Shares may be converted shall be determined by dividing the sum of the Stated Value of the Series A Preferred Shares ($0.25 per share) being converted and any accrued and unpaid dividends by the Conversion Price in effect at the time of the conversion. The Series A Preferred Shares may be converted at an initial conversion price of 75% of the lowest VWAP during the ten (10) trading day period immediately preceding the date a conversion notice is delivered.

Liquidation rights - Upon the occurrence of any liquidation, each holder of Series A Preferred Shares then outstanding shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made in respect of the Common Stock, or other series of preferred stock then in existence that is outstanding and junior to the Series A Preferred Shares upon liquidation, an amount per share of Series A Preferred Shares equal to the amount that would be receivable if the Series A Preferred Shares had been converted into Common Stock immediately prior to such liquidation distribution, plus, accrued and unpaid dividends.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the following Series A Preferred Shares as a liability.

a)	On November 16, 2017, the Company issued 251,885 shares of Series A Preferred Stock with a fair value of $86,785 to settle $195,204 of amounts owed to the former President of the Company. The Company recognized a gain on settlement of debt of $108,419.

b)	On November 16, 2017, the Company issued 1,011,060 shares of Series A Preferred Stock with a fair value of $348,354 to settle convertible notes with a carrying value of $975,337, $179,059 of accrued interest and $2,453,667 of associated derivative liabilities. The Company recognized a gain on settlement of debt of $3,259,709.

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2016	7,025,000	0.34
Issued	27,833,333	0.03
Expired	(650,000)	0.04
Balance, May 31, 2017	34,208,333	0.08
Issued	50,000,000	0.005
Expired	(633,333)	0.70
Balance, November 30, 2017	83,575,000	0.03

As of November 30, 2017, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

1,000,000	0.03	April 15, 2018
666,667	0.03	May 4, 2018
4,075,000	0.37	April 10, 2019
333,334	0.03	August 29, 2018
27,500,000	0.03	April 28, 2020
50,000,000	0.005	June 27, 2020

83,575,000

12.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2016	1,500,000	0.16
Expired	(1,150,000)	0.20
Outstanding, May 31, 2017 and November 30, 2017	350,000	0.03	0.46	–
Exercisable, May 31, 2017 and November 30, 2017	350,000	0.03	0.46	–

Additional information regarding stock options as of November 30, 2017 is as follows:

Number of options	Exercise price $	Expiry date

350,000	0.03	May 17, 2018
350,000

13.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On November 30, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee in over a year.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At November 30, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(h)	Rent expense incurred under the Company’s operating leases amounted to $149,174 during the six months ended November 30, 2017.

(i)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending May 31,	Payments
2018	$58,855
2019	29,841
2020	6,854
Total	$95,550

14.	Segment Disclosures

During the six months ended November 30, 2016, the Company operated in one operating segment in one geographical area.

During the six months ended November 30, 2017, the Company had two operating segments including:

●	AW Solutions which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Mantra Energy Alternatives (MEA) which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the MEA reporting segment in one geographical area, Canada and the AW Solutions operating segment in two geographical areas, the United States and Puerto Rico.

Financial statement information by operating segment for six months ended November 30, 2017 is presented below:

	Mantra Ventures $	AW Solutions $	Total $

Net Sales	–	5,122,854	5,122,854
Operating (loss) income	(876,659)	(166,807)	(1,043,466)
Interest expense	182,283	2,808	185,091
Depreciation and amortization	-	133,800	133,800
Total Assets as of November 30, 2017	5,733	4,908,099	4,903,832

Geographic information for the six months ended and as of November 30, 2017 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	984,561	7,627
United States	4,138,293	2,947,392
Consolidated Total	5,122,854	2,955,019

15.	Net Income (Loss) Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
	$	$	$	$

Numerator:
Net income	1,687,801	(1,852,786)	963,584	(2,010,657)
Convertible note interest	48,934	-	97,867	-
Adjusted diluted net income	1,736,735	(1,852,786)	1,061,451	(2,010,657)

Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	274,998,800	99,869,076	274,998,800	97,483,513
Effect of dilutive stock options and convertible notes payable	850,061,840	–	850,349,865	–
Effect of preferred shares	104,244,788	–	104,244,788	–
Diluted	1,229,305,428	99,869,076	1,229,593,453	97,483,513

Net income per share applicable to common stockholders:
Basic	0.01	(0.02)	0.00	(0.02)
Diluted	0.00	(0.02)	0.00	(0.02)

16.	Subsequent Events
(a)

On December 15, 2017, the Company issued 11,800,000 shares of common stock upon the conversion of $33,000 of principal and interest of $2,640 pursuant to a convertible promissory note due April 27, 2018.

	(b)	On December 28, 2017, the Company’s Board of Directors approved an issuance of 136,148,490 shares of common stock to employees, directors or consultants for compensation and services rendered. Issuances approved thereunder had the following conditions: 1) Issue’s have to be employed or associated with the company for a minimum of 12 continuous months; 2) issuances will vest after 12 months; and 3) at the Company’s option, issuances may be converted to preferred shares; 4) voting rights shall not be affected by vesting and voting will be on an issued basis; and 5) if within 12 month period Issue’s leave or are no longer associated with the Company, issuances shall be returned to the Company.

	(c)	On January 3, 2018, the Company issued 20,516,000 shares of common stock upon the conversion of $67,702.80 of principal pursuant to a convertible promissory note due April 25, 2018.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “$”refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Spectrum Global Solutions, Inc., a British Columbia, Canada corporation, and its consolidated subsidiaries.

The information that appears on our website at www.SpectrumGlobalSolutions.com is not part of this report.

Description of Business

We were incorporated in Nevada on January 22, 2007. On December 8, 2008 we continued our corporate jurisdiction out of the State of Nevada and into the Province of British Columbia, Canada. Our principal offices are located at 300 Crown Oak Centre, Longwood, Florida 32750. Our telephone number is (407) 512-9102. On January 2, 2018, we changed our fiscal year end to December 31.

We are a leading provider of services and solutions in the telecommunications sector and research developer of alternative energy alternatives in the energy sector. The telecommunications sector provides services and solutions throughout the United States, Guam, Canada and the Caribbean. Our energy sector services are related to research and development of alternative energy technologies.

Our telecommunications division, which was acquired on April 25, 2017, is supported by its subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AW Solutions”). AW Solutions provides a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace.

Through our subsidiary in the energy division, Mantra Energy Alternatives Ltd. (“MEA”) has developed cutting edge “green” technologies that can mitigate and reduce the carbon footprint of generators and consumers of fossil fuels, MEA mission and strategy of development and research efforts to acquire and commercially exploit various new energy related technologies through licenses and purchases. These energy technologies and services are to enable the sustainable consumption, production and management of resources on a residential, commercial and industrial scales on a national and international level. The company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry and the general public.

Overview

Due to the acquisition of AW Solutions on April 25, 2017 and our inability to obtain further funding to develop mixed-reactant fuel cell (“MRFC”) technology, we intend to revisit our pursuit of this line of business and may consider the sale, restructuring or disposition of the energy business unit to focus on pursuing the telecommunication line of business. We have not made any decision on the future of our energy businesses at this time.

Our partially owned subsidiary MEA has itself undertaken financing activities to raise money for research and development by issuing common shares. MEA and the Company have sought funding to develop a prototype unit for the MRFC technology but to date has been unsuccessful. We also have a number of inactive subsidiaries, which we may engage in various businesses in the future but have no current plans to do so at this time. Since the inception as an energy technology research and development company in 2007, we have incurred operational losses and we have completed several rounds of financing to fund our operations. We have paused development in moving these technologies toward commercial applications until further funding is received.

Telecommunications Services and Solutions

Through the acquisition of AW Solutions on April 25, 2017, we have expanded our business into the telecommunications industry, expanded our customer base and geographic reach. Our company is comprised of the following:

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

Energy Services and Solutions

Mantra Energy Alternatives Ltd. – MEA is a British Columbia, Canada corporation, which was incorporated in Nevada on January 22, 2007. On December 8, 2008, we made a jurisdiction change from the State of Nevada into the Province of British Columbia, Canada. We focus our business strategy in the energy sector in the ongoing research and development to commercialize alternative energy technologies and services to the residential, commercial and industrial marketplace. Continued focus and desire is to refine the technologies and exploratory efforts into strategic relationships, joint ventures, partnerships with third parties to assist in commercialization. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which supports commercial applications.

We do not have any sales for energy services and solutions and our activities have been primarily research and development. In the past, we have either contracted out our development work to various laboratories or carried out research and development on these technologies in our own laboratory in Vancouver, BC. These activities have included: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

We have engaged in the research and development of alternative energy technologies and services primarily in ERC and MRFC through our subsidiary, MEA.

Results of Operations for the Six Month Periods Ended November 30, 2017 and November 30 2016

Revenues

Our operating results for the six month periods ended November 30, 2017 and November 30, 2016 are summarized as follows:

	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016	Difference
Revenue	$5,122,854	$-	$5,122,854
Operating expenses	$1,661,523	$239,532	$1,421,991
Other income (expense)	$1,971,597	$(1,780,875)	$3,752,472
Net income (loss)	$963,584	$(2,010,657)	$2,974,241

Revenue generated during the six months ended November 30, 2017, was $5,122,854 compared to (Nil) revenues during the same period ended November 30, 2016. During this period ended November 30, 2017, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017.

Expenses

During the six months ended November 30, 2017, our operating expenses were $1,661,523 compared to operating expenses of $239,532 for the six month period ended November 30, 2016. The increase on operating expense is a result of the acquisition of the telecommunication division on April 25, 2017, which consisting of AW Solutions, Inc., AW Solutions Puerto Rico LLC, and Tropical Communications, Inc. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $1,063,014 for the six months ended November 30, 2017 compared to $148,044 for the six months ended November 30, 2016. Salaries and wages were $464,709 for the six months ended November 30, 2017 compared to $91,488 for the six months ended November 30, 2016. Depreciation and amortization costs were $133,800 for the six months ended November 30, 2017 compared to $15,925 for the six months ended November 30, 2016.

Other Income (Expense)

For the six months ended November 30, 2017, we had other income of $1,971,597 compared to a net loss of $1,780,875 the same period in 2016. The increase was primarily due a gain on settlement of debt of $3,368,128 and a decrease in loss from the change in fair value of conversion features of $1,069,411 which was offset by an increase in accretion of discounts on convertible debentures of $582,514.

Net Income (Loss)

For the six months ended November 30, 2017, we incurred a net income of $963,584, compared to a net loss of $2,010,657 for the same period in 2016.

Results of Operations for the Three Month Periods Ended November 30, 2017 and November 30, 2016

Revenues

Our operating results for the three month periods ended November 30, 2017 and November 30, 2016 are summarized as follows:

	Three Months Ended November 30, 2017	Three Months Ended November 30, 2016	Difference
Revenue	$2,006,933	$-	$2,006,933
Operating expenses	$775,504	$150,538	$624,966
Other income (expense)	$2,379,912	$(1,705,861)	$4,085,773
Net income (loss)	$1,615,296	$(1,852,786)	$3,468,082

Revenue generated during the three months ended November 30, 2017 was $2,006,933 compared to (Nil) revenues during the same period ended November 30, 2016. During this period ended November 30, 2017, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017.

Expenses

During the three months ended November 30, 2017, our operating expenses were $775,504 compared to operating expenses of $150,538 for the three month period ended November 30, 2016. The increase on operating expense is a result of the acquisition of the telecommunication division on April 25, 2017, which consisting of AW Solutions, Inc., AW Solutions Puerto Rico LLC, and Tropical Communications, Inc. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $504,886 for the three months ended November 30, 2017, compared to $96,390 for the three months ended November 30, 2016. Salaries and wages were $204,949 for the three months ended November 30, 2017, compared to $45,744 for the three months ended November 30, 2016. Depreciation and amortization costs were $65,669 for the three months ended November 30, 2017, compared to $8,404 for the three months ended November 30, 2016.

Other Income (Expense)

For the three months ended November 30, 2017, we had other income of $2,379,912 compared to other expenses of $1,705,861 the same period in 2016. The increase was primarily due a gain on settlement of debt of $3,368,128 and a decrease in loss from the change in fair value of conversion features of $1,068,250 which was offset by an increase in accretion of discounts on convertible debentures of $289,454.

Net Income (Loss)

For the three months ended November 30, 2017, we incurred a net income of $1,687,801, compared to a net loss of $1,852,786 for the same period in 2016.

Liquidity and Capital Resources

As of November 30, 2017, our total current assets were $1,958,609 and our total current liabilities were $8,762,792, resulting in a working capital deficit of $6,804,183 compared to a working capital deficit of $7,865,616 as of May 31, 2017.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Six Months Ended November 30, 2017	Six Months Ended November 30, 2016
Statement of Operations Data:

Net Cash Used In Operating Activities	$(592,372)	$(160,014)
Net Cash Used In Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$247,270	$158,895
Change In Cash	$(345,102)	$(1,119)

The decrease in cash that we experienced in the period ended November 30, 2017, compared to the decrease during the period ended November 30, 2016, is primarily due to the acquisition of AW Solutions and its subsidiaries and increased funding requirements for ongoing operating activities. During the period ended November 30, 2017, the repayment of loans payable of $160,000 was made, and proceeds were received from a note payable of $250,200, which created the cash balance as noted above. We expect that our cash position will increase, due to operating profits in the telecommunication division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

As of November 30, 2017, we had cash of $Nil compared to $Nil as of November 30, 2016. Our cash balance at the beginning of this year was $345,102.

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

Based on management’s evaluation, our chief executive officer concluded that, as a result of the material weaknesses described below, as of November 30, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended November 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: January 22, 2018	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer