Form 10-KT
period 2017-12-31
Spectrum Global Solutions, Inc.
filed 2018-04-09
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2017 to December 31, 2017

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

Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of November 30, 2017 based on the closing sales price of the Common Stock as quoted on the OTC Pink was $633,138. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 4, 2018, there were 460,682,237 shares of registrant’s common stock outstanding.

 i

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

 ii

PART I

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” the “Company” and similar terms refer to Spectrum Global Solutions, Inc., a Nevada Corporation and its consolidated subsidiaries.

The information that appears on our website at www.SpectrumGlobalSolutions.com is not part of this report.

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

On January 2, 2018, we changed our fiscal year end from May 31 to December 31. This Transition Report on Form 10-K covers the seven month period from June 1, 2017 to December 31, 2017, which is the period between the close of the Company's immediate prior fiscal year and the opening date of the company's newly selected fiscal year. This change in fiscal year end is to align its reporting periods with those expected by its customers and to align with future acquired companies using the same fiscal reporting periods.

ITEM 1 – BUSINESS

Business Overview

On February 5, 2018, Spectrum Global Solutions, Inc. (the “Company”) completed its corporate jurisdiction continuation from the jurisdiction of the Province of British Columbia to the jurisdiction of the State of Nevada in accordance with the Articles of Conversion and the Articles of Incorporation (the “Nevada Articles”) filed with the Nevada Secretary of State. Upon the effectiveness of the continuation, the Company’s corporate existence will be governed by the laws of the State of Nevada, the Nevada Articles and the Company’s by-laws (the “Nevada Bylaws”). Our principal offices are located at 300 Crown Oak Centre, Longwood, Florida 32750. Our telephone number is (407) 512-9102. On January 2, 2018 we changed our fiscal year end to December 31.

We are a leading provider of services and solutions in the telecommunications sector and research developer of alternative energy alternatives in the energy sector. The telecommunications sector provides services and solutions throughout the United States, Guam, Canada and the Caribbean. Our energy sector services are related to research and development of alternative energy technologies.

Our telecommunications division, which was acquired on April 25, 2017, is supported by its subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AW Solutions”) and ADEX CORP. and ADEX Puerto Rico LLC. (collectively known as “ADEX”). AW Solutions provides a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs and Original Equipment Manufacturers (“OEM”). On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

Though our subsidiary in the energy division, Mantra Energy Alternatives (MEA) has developed cutting edge “green” technologies that can mitigate and reduce the carbon footprint of generators and consumers of fossil fuels, MEA mission and strategy of development and research efforts to acquire and commercially exploit various new energy related technologies through licenses and purchases. These energy technologies and services are to enable the sustainable consumption, production and management of resources on a residential, commercial and industrial scales on a national and international level. The company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry and the general public.

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

Our Operating Units

AW Solutions business in the telecommunications industry, creating new a customer base and geographic reach. Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico corporation (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

●	Mantra Energy Alternatives, Ltd. – Mantra Energy Alternatives, Ltd., is a British Columbia, Canada corporation (known as, “MEA”), which was incorporated in Nevada on January 22, 2007. On December 8, 2008 we made a jurisdiction change from the State of Nevada into the Province of British Columbia, Canada. We focus our business strategy in the energy sector in the ongoing research and development to commercialize alternative energy technologies and services to the residential, commercial and industrial marketplace. Continued focus and desire is to refine the technologies and exploratory efforts into strategic relationships, joint ventures, partnerships with third parties to assist in commercialization. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications.

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

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support expanded WiMax, LTE and soon 5G technologies, along with the transition from copper to fiber to support the ever increasing data demands are significant long term factors that drive our business model and continued success. According to iSuppli, 4G Long Term Evolution (LTE) is the largest share of wireless infrastructure capital spending through 2018 with 5G enhanced mobile technologies trials commencing in the United States in 2017 which will drive the migration to the next generation standard which allows for greater capacity required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, the launch of 5G technology and billions of Internet of Things (IoT) connective devices the need to modernize networks to accommodate connectivity is a significant long-term opportunity of companies like ours. The transition from trial based deployments of 5G to a full nationwide implementation expected to start in 2018 and continuing beyond 2025. The continued investment of supporting infrastructure that includes fiber optic investment Deloitte Consulting LLP analysis estimates the in the United States alone requires investment of $130-$150 Billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects. It is mission-critical for these providers to deliver broadband capacity, reliably, security and cost-effectively in a solution that support this massive data consumption of applications to its customers: reality/virtual reality, video delivery, mobile advertising, self-driving cars, healthcare and much more. The enhanced mobility with devices requires, small cell deployments to handle the increased usage on both the wireline and wireless delivery networks

The outlook indicator and anticipated growth in the telecommunications sector is at a faster rate over the next five (5) years to 2021 than experienced in the previous five (5) year period. Industry revenue is forecasted for the next five (5) years is to grow at an annual rate between 5%-7%. As a result, major carriers and enterprises are increasingly requiring rapidly deployment of broadband solutions and network infrastructure upgrades and augments to support a wide array of communication technologies to cope with the mounting demand for higher mobile traffic capacity and coverage.

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

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in the telecommunications industry segment:

●	Service Provider Relationships: We have established relationships with leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others.

SAMPLE CUSTOMERS

●	Commercial Operators (Carriers): AT&T, Sprint, Verizon Communications, T-Mobile, Level (3) Communications, COX, Open Mobile, Claro

●	Aggregators: Crown Castle, Extenet Systems, SBA Wireless, Global Tower Partners (GTP), American Tower, Uniti Fiber, Vertical Bridge, Boingo

●	Utilities: Entergy, MidAmerica Energy, Southern Company, PacificCorp,

●	Original Equipment Manufacturers (OEM’s): Alcatel-Lucent USA Inc., Ericsson, Nokia, Samsung, Tait Radio

●	Project Management Organization (PMO): MasTec Network Solutions, Nexius, Bechtel, Goodman Networks

●	Long-Term Master Service Agreements (MSA) and Contracts: We have over 100 MSA’s and agreements with service providers, OEMs and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Global Professional Engineering Talents: Our extensive geographical reach and licensing that covers all US states and territories, majority of Canadian Provinces and select areas in the Caribbean coupled with our vast engineering experience and expertise supported by talented staff enables our customers to take advantage of our end-to-end solutions and one-stop full turn-key solution.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting AW Solutions over our competitors. We believe that our highly skilled professionals with professional licenses consisting of Professional Engineer (PE), Electrical Engineer (EE) and our General Contracting licenses (GC) in the United States, Canada and Caribbean gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 180 years of combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Opportunity exists for sustained growth

●	Operational - U.S., Canada, U.S.-Virgin Islands and Puerto Rico

●	Turnkey deployment solutions

●	Experience in all wireless and wireline technologies

●	Provides services direct to carriers, tower and DAS/Small Cell aggregators, OEM’s, enterprise, Utility Entities and consulting companies

●	Diverse customer base featuring top tier carriers

●	Focused on high growth markets

●	Excellent industry reputation

Our Growth Strategy

●	Under the leadership of our senior management team, we intend to continue to build our operational groups invest in our sales/account management resources and continue to market our capabilities to support our rapid growth focusing on optimizing our operating margins. While organic growth will be a continued main focus in our telecommunications division to drive our business forward, acquisitions will play a strategic role in augmenting existing product and service lines, expanding geographic reach, diversifying customers and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Engineering and Telecom Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international service providers, utilities, aggregators, Original Equipment Manufacturers (OEM’s) and Project Management Organizations (PMO’s) while delivering a broad range of professional services to meet accelerated demand for these services. We believe the ability to provide such solutions and services is a critical differentiator as we already have relationships for these professional services in place today. Each of our three operating units within AW Solutions intends to continue to expand into additional service offerings.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work “in-house” from our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger project and contracts. We believe there are potential acquisition candidates in the somewhat fragmented professional services market and infrastructure arena which would be likely candidates for consolidation opportunities.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs, Utility Entities and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Providers. We plan to capture and expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), Fortune 1000 enterprise clients, institutional clients, competitive access providers (CAPs), etc. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Cross Selling and Marketing. We believe that through our acquisitions we will be able to effectively cross sell between business units and enhanced services offerings and gain even greater traction through coordinated and branded marketing indicatives.

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

The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions and Professional Staffing services. We actively maintain a Proprietary Candidate Database with profiles of more than 70,000 telecommunications professionals. The database contains domestic and international based telecommunications professionals of all levels. Our recruiters are able to search the database by any number of criteria including, but not limited to: technical skill sets, equipment types, technology experience, education, years of experience, past employment history, geographic location.

2. Energy Services and Solutions

We have engaged in the research and development of alternative energy technologies and services primarily in electro-reduction of carbon dioxide (“ERC”) and mixed-reactant fuel cells (“MRFC”) through our subsidiary, Mantra Energy Alternatives Ltd. (“MEA”).

This partially owned subsidiary Mantra Energy Alternatives Ltd. (“MEA”) has itself undertaken financing activities to raise money for research and development by issuing common shares. MEA and the Company have sought funding to develop a prototype unit for the MRFC technology but to date has been unsuccessful. We also have a number of inactive subsidiaries, which we may engage in various businesses in the future but have no current plans to do so at this time. Since the inception as an energy technology research and development company in 2007, we have incurred operational losses and we have completed several rounds of financing to fund our operations. We have paused development in moving these technologies toward commercial applications until further funding is received. We have paused development in moving these technologies toward commercial applications until further funding is received. These technologies are described as follows.

a)	Electro Reduction of Carbon Dioxide (“ERC”) is a certain chemical process for the electro-reduction of carbon dioxide which has been proven functional through small-scale prototype trials and limited scale-up trials. ERC offers a possible solution to reduce the impact of CO2 emissions on Earth’s environment by converting CO2 into chemicals with a broad range of commercial applications, including a fuel for a next generation of fuel cells. Powered by electricity, the ERC process combines captured carbon dioxide with water to produce materials, such as formic acid, formate salts, oxalic acid and methanol, that are conventionally obtained from the thermo-chemical processing of fossil fuels.

b)	Mixed-Reactant Fuel Cell (MRFC) The MRFC is a novel fuel cell architecture that utilizes a mixture of the fuel and oxidant, and as a result, does not need a membrane. The MRFC has a simple reactant distribution mechanism, and contains no bipolar plates; as a result, the system is projected to be cheaper, lighter, and more robust than conventional fuel cells. The MRFC thus offers the potential to provide distributed or grid-connected clean, affordable heat and power. Being very versatile due to its simplicity, the MRFC can address several markets, including emergency backup power, stationary combined heat and power, industrial vehicles such as forklifts, and transportation. Our license to develop this technology was cancelled during the year. We do not know if we will be successful in restoring this license, and until we do, we do not intend to further develop this technology in the future.

c)	Energy Storage - Formate salts and formic acid, which can be produced from CO2 via ERC, are excellent energy carriers and effective fuels for the MRFC. Thus, the integration of ERC and MRFC represents an energy storage solution whereby intermittent renewable electricity can be stored as formate/formic acid when it is available and liberated when it is needed. The availability of energy storage is widely recognized as the next most critical factor for increased renewables penetration.

We do not have any sales for energy services and solutions at this time and our activities have been primarily research and development. In the past, we have either contracted out our development work to various laboratories or carried out research and development on these technologies. Activities included: experimentation to improve the process performance; process and economic modeling to optimize the costs of a commercial system; design and simulation of pilot systems for technology demonstration and validation; business development activities such as the establishment of strategic and technology development partners; and the design and fabrication of laboratory prototypes, among others.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

Our top four customers, Crown Castle, High Performance Services LLC, Betacom, Inc, USAC accounted for approximately 64% of our total revenues from continuing telecommunications operations in the year ended December 31, 2017.

A substantial portion of our revenue is derived from work performed under multi-year master service agreements and multi-year service contracts. We have entered into master service agreements, or MSAs, with numerous service providers and OEMs, and generally have multiple agreements with each of our customers. MSAs are generally the contracting vehicle with work awarded primarily through a competitive bidding process based on the depth of our service offerings, experience, price, geographic coverage and capacity. MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks, but do not require our customers to purchase a minimum amount of services. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers. Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are or are not in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any prior notice but do allow for payment for services performed up to the point of hold or cancellation.

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

Competitors

We provide, professional and infrastructure services to carriers, service provider, utilities and enterprise client on a national and international basis. Our primary business market is somewhat consolidated and the business is characterized by several large companies, as for the service providers to the telecommunication sector is somewhat fragmented with a significant number of small, privately-held, local competitors.

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

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law. The telecommunications division has not had any OSHA recordable incidents, lost work days or fatalities since inception which includes: 2006, 2007, 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017. Our policy is to review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues. We have no Claims in our business related to: workers’ compensation claims, general liability and damage claims, or claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

Our internal policy is to carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities and include estimates for claims incurred but not reported. If we experience future insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected.

Employees

As of December 31, 2017, we had 68 full-time employees and 3 part-time employees, of whom 5 were in administration and corporate management, 1 were accounting personnel, 1 were sales personnel and 61 are engaged in professional engineering, operations, project managerial and technical roles.

We maintain a core of professional, technical and managerial personnel and add employees as deemed appropriate to address operational and scale requirement related to growth. Additionally, we will “flex” our work force through the use of temporary or agency staff and through subcontractors.

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

ITEM 1A – RISK FACTORS

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

During the years ended December 31, 2017 we derived approximately 90%, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, media coverage and other public announcements, and filings with the SEC;

●	market conditions for providers of services to telecommunications, utilities OEM’s and PMO’s service customers;

●	lack of securities analyst coverage or speculation in the press or investment community about us or opportunities in the markets in which we compete;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	dilution caused by the conversion into common stock of convertible debt securities or by the exercise of outstanding warrants;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

If we do not meet the listing standards of a national securities exchange our investors’ ability to make transactions in our securities will be limited and we will be subject us to additional trading restrictions.

Our securities currently are traded over-the-counter on the OTC Pink market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our common stock is traded on the OTC Pink, our common stock is a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer traded over-the-counter, our common stock would not be a covered security and we would be subject to regulation in each state in which we offer our securities.

Our shares of common stock are subject to penny stock regulations. Because our common stock is a penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, holders of our common stock may find it difficult or may be unable to sell their shares.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located in Longwood, Florida. We are occupying our offices under a 60-month lease that expires in June 2018 and provides for monthly lease payments of $13,507.

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

Location	Owned or Leased	User	Size (Sq Ft)
Longwood, FL	Leased (1)	AW Solutions	7,750
Puerto Rico	Leased (2)	AW Solutions	1,575
Boca Raton, FL	Leased (3)	AW Solutions	1,282
Miami, FL	Leased (4)	Tropical Communications, Inc.	3,400

(1)	This multi-building facility is leased pursuant to a lease which the latest expires in February 28, 2019 and provides for monthly rental payments of $13,507.

(2)	This facility is leased on a month to month basis and provides for monthly payments of $1,500.

(3)	This facility is leased pursuant to a five-year lease that expires in August 2019 and provides for monthly base rental payments of $3,491.

(4)	This facility is leased on a month to month basis and provides for monthly base rental payments of $3,792.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently available for quotation on the OTC Pink market under the symbol “SGSI”. Previously, our common stock was available for quotation on the Over-the-Counter Bulletin Board under the symbol “MVTG”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Transition Period ended December 31, 2017
Transition Period:	High	Low
Quarter ended December 31, 2017	$0.02	$0.006
Quarter ended September 30, 2017	$0.009	$0.005

Fiscal 2017	High	Low
Quarter ended May 31, 2017	$0.03	$0.003
Quarter ended February 28, 2017	$0.008	$0.003
Quarter ended November, 2016	$0.03	$0.005
Quarter ended August 31, 2016	$0.02	$0.006

Fiscal 2016	High	Low
Quarter ended May 31, 2016	$0.03	$0.01
Quarter ended February 28, 2016	$0.05	$0.01
Quarter ended November 30, 2015	$0.10	$0.02
Quarter ended August 31, 2015	$0.27	$0.08

On April 4, 2018, the closing sale price of our common stock, as reported by OTC Markets, was $0.0058 per share. On April 4, 2018, there were 173 holders of record of our common stock and 460,682,237 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

Since the beginning of the seven month period ended December 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Transition Report.

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

We were incorporated 2007 and functioned as a development stage company with limited activities through 2017.

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

On January 2, 2018, our Board of Directors approved a change in our fiscal year-end from May 31 to December 31. As a result of this change, our fiscal year 2017 is a 7 month transition period beginning June 1, 2017 through December 31, 2017. In these consolidated statements, including the notes thereto, financial results for fiscal 2017 are for a 7 month period. Corresponding results for the years ended May 31, 2017 and 2016 are both for 12 month periods. In addition, our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows also include an unaudited 7 month period for fiscal 2016.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At December 31, 2017, unbilled receivables totaled $11,429 (May 31, 2017 - $430,669), and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts was $54,482 at December 31, 2017 (May 31, 2017 - $267,476).

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

The Company tests its goodwill for impairment at least annually on December 31st and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the seven months ended December 31, 2017.

Intangible Assets

At December 31, 2017 and May 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-10 years.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $96,764 for a total obligation due of $262,848. This tax assessment is included in accrued expenses at December 31, 2017.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505") with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2017, the Company had 1,162,108,830 (December 31, 2016 – 311,089,881, May 31, 2017 – 647,182,222, May 31, 2016 – 56,260,229) dilutive potential shares outstanding.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2017 and 2016 and May 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the seven months ended December 31, 2017, two customers accounted for 42% and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 27% and 11%, respectively, of trade accounts receivable as of December 31, 2017. For the period from April 25, 2017 to May 31, 2017, two customers accounted for 48% and 11%, respectively, of consolidated revenues for the period from April 25, 2017 to May 31, 2017. In addition, amounts due from these customers represented 39% and 8%, respectively, of trade accounts receivable as of May 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 82% of consolidated revenues for the seven month period ended December 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 18% of consolidated revenues for the seven month period ended December 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 78% of consolidated revenues for the period from April 25, 2017 to May 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 22% of consolidated revenues for the period from April 25, 2017 to May 31, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the seven months ended December 31, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and May 31, 2017, consisted of the following:

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

	Total fair value at May 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,760,067	–	–	3,760,067

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2017 and May 31, 2017, the Company had a $4,749,712 and $3,760,067 derivative liability, respectively.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is December 15, 2017 with early adoption permitted. The Company expects to adopt the new guidance under the modified retrospective transition approach and while we are still assessing the impact of adoption we do not expect the new guidance to have a material impact on the consolidated financial statements of the Company.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption of this standard is permitted. The Company will adopt ASU 2017-01 on January 1, 2018, and the impact on the consolidated financial statements of the Company will depend on the facts and circumstances of any specific future transactions.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted on testing dates after January 1, 2017. The Company will adopt ASU No. 2017-04 on January 1, 2018. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

Results of Operations

Seven Months Ended December 31, 2017 Compared to unaudited Seven Months Ended December 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the seven months ended December 31, 2017 and 2016.

Our operating results for the seven months ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Statement of Operations Data:		(unaudited)

Revenues	$5,872,457	$-
Gross profit	769,105
Operating expenses	1,969,698	269,677
Loss from operations	(1,200,593)	(269,677)
Total other expense	(631,543)	(656,429)
Net loss attributable to common stockholders	(1,803,758)	(926,106)
Net loss per share, basic	$(0.01)	$(0.01)
Net loss per share, diluted	$(0.01)	$(0.01)
Basic weighted average shares outstanding	277,629,106	98,578,928
Diluted weighted average shares outstanding

Our significant balances sheet accounts as of December 31, 2017 and May 31, 2017 are summarized as follows:

	December 31, 2017	May 31, 2017
Balance sheet data:
Cash	$28,893	$345,102
Accounts receivable, net	1,473,377	1,623,200
Total current assets	1,543,333	2,100,457
Goodwill and intangible assets, net	2,872,917	2,964,360
Total assets	4,505,340	5,188,777

Total current liabilities	10,932,340	9,966,073
Long-term liabilities	-	-
Stockholders' (deficit) equity	(6,427,000)	(4,777,296)

Revenue

Our revenue increased from $0 for the seven months ended December 31, 2016 to $5,872,457 for the seven months ended December 31, 2017. During 2017, all of our revenue and a significant portion of our expense was generated by our acquired company AW Solutions. During the seven months ended December 31, 2016, the Company did not generate any revenue.

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

General and administrative costs were $539,798 for the seven months ended December 31, 2017, compared to $246,232 for the seven months ended December 31, 2016. The increase in general and administrative expenses was due to the acquisition of AW Solutions.

Salaries & Wages Expenses.

Salaries and wages were $1,299,951 for the seven months ended December 31, 2017, compared to $4,719 for the seven months ended December 31, 2016. The increase during the seven months ended December 31, 2017, was primarily a result of our acquisition of AW Solutions in April 2017.

Net Income (Loss).

Our net loss attributable to common stockholders increased from $914,686 for the seven months ended December 31, 2016 to $1,803,758 for the seven months ended December 31, 2017. As of December 31, 2017, our stockholders’ deficit was $6,427,000.

Accounts Receivable

We had accounts receivable at December 31, 2017 and May 31, 2017 of $1,473,377 and $1,623,200, respectively. The decrease in accounts receivable was a result of lower sales due to the impacts of Hurricanes Irma and Maria.

Capital expenditures

We had capital expenditures of $3,635 and $Nil for the seven months ended December 31, 2017 and 2016, respectively. We expect our capital expenditures for the 12 months ended December 31, 2018 to increase to some degree. These capital expenditures will be primarily utilized for equipment needed related to fiber operations and office equipment. We expect to fund such capital expenditures out of our working capital.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was $1,503,633 as of December 31, 2017 and May 31, 2017.

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

We perform our annual impairment test on December 31st at the reporting unit level, which is consistent with our operating segments. Our two (2) reportable segments are infrastructure and professional services, and energy services. Infrastructure and professional services comprised of AW Solutions the energy services operating segment is comprised of Mantra Energy Alternatives (MEA). These reporting units are aggregated to form two (2) operating segments and two (2) reportable segments for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

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

Income Taxes

As of December 31, 2017, the Company had federal net operating loss carryforwards (“NOL’s”) of $11,758,850 that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2017, there was no accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Financial Condition

As of December 31, 2017, our total current assets were $1,543,333 and our total current liabilities were $10,932,340, resulting in a working capital deficit of $9,389,007 compared to working capital deficit of $7,865,616 as of May 31, 2017.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Seven months Ended	Seven months Ended
	December 31,	December 31,
	2017	2016
Net Cash Used in Operating Activities	$(551,632)	$(170,415)
Net Cash Provided by (Used) In Investing Activities	$(3,635)	$-
Net Cash Provided by Financing Activities	$239,058	$170,697
Cash (decrease) increase during the seven months	$(316,209)	$282

The decrease in cash that we experienced during the seven month period ended December 31, 2017 as compared to the small increase of cash during the seven month period ended December 31, 2016 was primarily a result of an increase in cash used in operating activities due to acquisition of AW Solutions. We expect our cash from operations to increase in the coming year, due to operating profits in our telecommunications division. We have not been able to reach the break-even point since our inception and have had to rely on raising capital. We anticipate generating increased revenues over the next year. Over the next 12 months, we anticipate raising additional funds, and we plan to primarily concentrate on our telecommunications business and associated projects.

In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to preserve our liquidity.

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

38

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

General and Administrative Costs

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

Salaries & Wages Expenses

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

Capital expenditures

We had capital expenditures of $0 and $16,748 for the years ended May 31, 2017 and 2016, respectively. We expect our capital expenditures for the 12 months ended May 31, 2018 to increase to some degree with in the integration of AW Solutions. These capital expenditures will be primarily utilized for equipment needed related to fiber operations and office equipment. We expect to fund such capital expenditures out of our working capital.

Liquidity and Financial Condition

As of May 31, 2017, our total current assets were $2,100,457 and our total current liabilities were $9,966,073, resulting in a working capital deficit of $7,865,616 compared to working capital deficit of $2,832,673 as of May 31, 2016.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and

b)	We do not have any formally adopted internal controls surrounding its cash and financial reporting procedures.

We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, as funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $200,000 per annum. As our operations are relatively small we expect that both our technical and accounting expertise will be improved, however our overall financial requirements will only increase. We continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements this past year and will plan to evaluate our internal capabilities as we integrate the business segments to address the sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Roger M. Ponder	Chief Executive Officer and Chairman of the Board	65	June 6, 2017
Keith W. Hayter	President and Director	53	June 6, 2017

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

Roger M. Ponder, Chief Executive Officer and Chairman of the Board

Mr. Ponder, age 65, has served as a director of the Company since April 2017. Mr. Ponder was the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder prior served as Chief Operating Officer of InterCloud Systems, Inc. from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to the Company.

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

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 108,500,000 Common Shares.

Keith W. Hayter, President and Director

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company, effective immediately. Mr. Hayter, age 53, has served as a director of the Company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

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

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of the Company’s Common Shares as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 108,500,000 Common Shares.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during the transition period ended December 31, 2017.

ITEM 11 – EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the transition period ended December 31, 2017 and the fiscal year ended May 31, 2017.

							Change in
							Pension Value
						Non-Equity	and
						Incentive	Non-Qualified
Name &				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Roger M. Ponder,	December 31, 2017	128,333		1,988,024	Nil				2,116,357
Chief Executive Officer	May 31, 2017	22,000		510,117					532,117

Keith W. Hayter,	December 31, 2017	122,500		1,988,024	Nil				2,110,524
President	May 31, 2017	16,677		510,117					526,794

Option/SAR Grants in Fiscal Year Ended December 31, 2017

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Roger M. Ponder	n/a	Nil	Nil	Nil

Keith W. Hayter	n/a	Nil	Nil	Nil

Outstanding Equity Awards at Fiscal Year-End Table

There were no equity awards outstanding as of December 31, 2017.

	Number of	Number of
	Securities	Securities
	underlying	underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise
Name	Exercisable	Unexercisable	Price ($/Sh)	Option Expiration Date
n/a	None	None	None	None

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,500,000	$0.16	1,000,808
Equity compensation plans not approved by security holders	-	-	-
Total	1,500,000	$0.16	1,000,808

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Roger M. Ponder employee agreement

On June 6, 2017, the Board of Directors (the “Board”) of the Company appointed Roger M. Ponder to serve as Chief Executive Officer of the Company, effective immediately. Mr. Ponder, age 65, has served as a director of the Company since April 2017. Mr. Ponder has been the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder had served as a member of the board of directors of InterCloud Systems, Inc., and served as its Chief Operating Officer from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to the Company.

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

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 108,500,000 common shares.

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

Keith W. Hayter employment agreement

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company, effective immediately. Mr. Hayter, age 53, has served as a director of the Company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

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

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of the Company’s Common Shares as determined by the Board under the Company's Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 108,500,000 common shares.

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

Fees Earned
	or Paid in		Option
Name	Cash ($)		Awards ($)		Total ($)
n/a	$	Nil	$	Nil	$	Nil
n/a	$	Nil	$	Nil	$	Nil
Total:	$	Nil	$	Nil	$	Nil

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 4, 2018:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)
Keith W. Hayter	Common Stock	108,500,000	23.6%
Roger M. Ponder	Common Stock	108,500,000	23.6%
Officers and Directors as a Group (2 persons)	Common Stock	217,000,000	47.2%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 460,682,237 shares of common stock issued and outstanding as of April 4, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last fiscal year:

During the seven months ended December 31, 2017, the Company incurred management fees of $12,011 (2016 - $79,910) to the former President of the Company. During the year ended May 31, 2017, the Company incurred management fees of $112,927 (2016 - $129,799) to the former President of the Company

As of December 31, 2017, the Company owes a total of $109,978 (May 31, 2017 - $241,327) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

As of December 31, 2017, the Company owes $22,097 (May 31, 2017 - $17,305) to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

As of December 31, 2017, the Company owes $51,889 (May 31, 2017 - $49,376) to InterCloud Systems, Inc. (“InterCloud”), which is non-interest bearing, unsecured, and due on demand.

As of December 31, 2017, pursuant to the acquisition AW Solutions, the Company owes a contingent liability of $793,893 (May 31, 2017 - $1,409,411) to InterCloud. During the seven months ended December 31, 2017, InterCloud agreed to reduce the contingent liability by $615,518 which was recorded as a gain on settlement of debt.

On December 31, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum.

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

On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the President of the Company in exchange for services for the Company.

On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the CEO of the Company in exchange for services for the Company.

During the seven months ended December 31, 2017, the Company recorded $Nil (2016 - $nil) of management fees for the vesting of options to management. During the year ended May 31, 2017, the Company recorded $Nil (2016 - $21,609) of management fees for the vesting of options previously granted to former officers and directors previously granted to former officers and directors.

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

InterCloud also allocated certain general insurance expenses to the Company. Total insurance expense allocated by the InterCloud to the Company amounted to $8,911 during the year ended May 31, 2017 which is included in selling, general and administrative on the statements of operations.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended May 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017
	Sadler, Gibb 2017	Sadler, Gibb (May 31, 2017)
Audit Fees	$65,488	$77,120
Audit Related Fees	5,500	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$70,988	$77,120

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

See the “Index to Consolidated Financial Statements” on page F-1 below for the list of financial statements filed as part of this report.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth below beginning on page F-1.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Transition Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Transition Report on Form 10-K.

ITEM 16 – FORM 10-K SUMMARY

None.

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Spectrum Global Solutions, Inc. (f/k/a Mantra Venture Group Ltd.):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectrum Global Solutions, Inc. (f/k/a Mantra Venture Group Ltd.) (“the Company”) as of December 31, 2017 and May 31, 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the transitional seven month period ended December 31, 2017 and the two years in the period ended May 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and May 31, 2017, and the results of its operations and its cash flows for the transitional seven month period ended December 31, 2017 and the two years in the period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2014

Salt Lake City, UT

April 9, 2018

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated balance sheets

(Expressed in U.S. dollars)

	December 31,	May 31,
	2017	2017
	$	$

ASSETS
Current assets
Cash	28,893	345,102
Accounts receivable (net of allowance for doubtful accounts of $54,482 and $267,476, respectively)	1,473,377	1,623,200
Prepaid expenses and deposits	41,063	132,155
Total current assets	1,543,333	2,100,457
Property and equipment (net of accumulated depreciation of $999,769 and $961,263, respectively)	61,159	96,030
Goodwill	1,503,633	1,503,633
Customer lists (net of accumulated amortization of $65,269 and $9,421, respectively)	836,279	892,127
Tradenames (net of accumulated amortization of $41,600 and $6,005, respectively)	533,005	568,600
Other assets	27,931	27,930
Total assets	4,505,340	5,188,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	2,368,652	2,113,355
Due to related parties	159,782	308,008
Loans payable	363,081	235,441
Loans payable to related parties	148,858	–
Convertible debentures (net of discount of $573,776 and $1,350,067, respectively)	1,913,224	2,139,791
Derivative liability	4,749,712	3,760,067
Contingent liability	793,893	1,409,411
Preferred stock liability:
Authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 1,262,945 (May 31, 2017 – Nil) shares	435,138	–
Total current liabilities	10,932,340	9,966,073

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 423,027,290 (May 31, 2017 – 274,998,800) shares	4,233	2,754
Additional paid-in capital	15,905,400	15,724,447
Common stock subscribed	74,742	74,742
Accumulated deficit	(22,322,725)	(20,518,967)
Total Spectrum Global Solutions, Inc. stockholders’ deficit	(6,338,350)	(4,717,024)
Non-controlling interest	(88,650)	(60,272)
Total stockholders’ deficit	(6,427,000)	(4,777,296)
Total liabilities and stockholders’ deficit	4,505,340	5,188,777

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated statements of operations

(Expressed in U.S. dollars)

	Seven Months Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,	Year Ended May 31,
	2017 $	2016 $	2017 $	2016 $
		(Unaudited)

Revenue	5,872,457	–	1,069,917	70,298

Cost of goods sold	5,103,352	–	820,503	–
Gross profit	769,105	–	249,414	70,298

Operating expenses
Depreciation and amortization	129,949	18,726	59,869	27,908
General and administrative	539,798	246,232	106,114	559,316
Salaries & wages	1,299,951	4,719	4,845,260	335,638

Total operating expenses	1,969,698	269,677	5,011,243	922,862

Loss from operations	(1,200,593)	(269,677)	(4,761,829)	(852,564)

Other income (expense)
Gain (loss) on settlement of debt	3,988,268	(19,418)	(33,620)	(24,000)
Loss on disposal of assets	–	–	(2,067)	–
Accretion of discounts on convertible debentures	(1,042,270)	(338,350)	(561,137)	(461,905)
Loss on change in fair value of derivatives	(3,330,790)	(203,143)	(1,197,700)	(497,079)
Interest expense	(246,751)	(95,518)	(211,454)	–
Impairment loss	–	–	(103,480)	(384,312)
Total other income (expense)	(631,543)	(656,429)	(2,109,458)	(1,367,296)

Net loss for the period	(1,832,136)	(926,106)	(6,871,287)	(2,219,860)

Less: net loss attributable to the non-controlling interest	28,378	11,420	58,408	43,688

Net loss attributable to Spectrum Global Solutions, Inc.	(1,803,758)	(914,686)	(6,812,879)	(2,176,172)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic and diluted	(0.01)	(0.01)	(0.06)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Spectrum Global Solutions, Inc. per common share:
Basic and diluted	277,629,106	98,578,928	117,085,052	78,327,306

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated statements of stockholder’s equity (deficit)

For the Year Ended May 31, 2016

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

Consolidated statements of stockholder’s equity (deficit)

For the Year Ended May 31, 2017

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

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated statements of stockholder’s equity (deficit)

For the Period Ended December 31, 2017

	Common Stock		Additional paid-in	Common stock	Accumulated	Non- controlling	Total stockholders’ equity
	Number	Amount $	capital $	subscribed $	deficit $	interest $	(deficit) $

Balance, May 31, 2017	274,998,800	2,754	15,724,447	74,742	(20,518,967)	(60,272)	(4,777,296)

Preferred stock issued to settle debt	–	–	–	–	–	–	–

Shares issued for services	136,148,490	1,360	12,375	–	–	–	13,735

Shares issued upon conversion of convertible debt	11,880,000	119	168,578	–	–	–	168,697

Net loss for the period	–	–	–	–	(1,803,758)	(28,378)	(1,832,136)

Balance, December 31, 2017	423,027,290	4,233	15,905,400	74,742	(22,322,725)	(88,650)	(6,427,000)

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Consolidated statements of cash flows

(Expressed in U.S. dollars)

	Seven Months Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,	Year Ended May 31,
	2017 $	2016 $	2017 $	2016 $
		(Unaudited)
Operating activities

Net loss	(1,832,136)	(926,106)	(6,871,287)	(2,219,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	3,248,024	27,501	(767,569)	(195,706)
Accretion of discounts on convertible debentures	1,042,270	338,350	561,137	461,905
Amortization of finance costs	–	–	–	7,085
Depreciation and amortization	129,949	18,726	59,869	27,908
Foreign exchange loss (gain)	9,640	(726)	5,035	(4,842)
Initial derivative expenses	82,766	175,642	1,965,269	692,785
Shares issued for services	13,735	6,400	3,976,048	30,001
Interest related to cash redemption premium on convertible notes	17,500	32,651	105,032	254,439
Stock-based compensation on options and warrants	–	–	–	16,426
Loss on disposal of assets	–	–	2,067	–
Impairment loss	–	–	103,480	–
(Gain) loss on settlement of debt	(3,988,268)	19,418	33,620	24,000
Changes in operating assets and liabilities:
Accounts receivable	149,823	4,678	212,448	18,169
Prepaid expenses and deposits	91,092	11,655	(119,366)	121,357
Accounts payable and accrued liabilities	419,248	64,467	175,930	260,596
Other assets	–	–	1,107	–
Due to related parties	64,725	56,929	153,448	42,367
Net cash used in operating activities	(551,632)	(170,415)	(403,732)	(463,370)
Investing activities
Purchase of equipment	(3,635)	–	–	(4,587)
Proceeds from the sale of property and equipment	–	–	1,500	–
Cash received upon acquisition of subsidiary	–	–	115,112	–
Investment in intangible assets	–	–	–	(12,161)
Net cash provided by(used in) investing activities	(3,635)	–	116,612	(16,748)
Financing activities
Repayment of capital lease obligations	–	(6,269)	(7,025)	(6,798)
Repayment of loan payable	(160,000)	–	–	(50,000)
Proceeds from notes payable	250,200	37,966	64,789	63,589
Proceeds from loans from related parties	148,858	–	–	–
Proceeds from issuance of convertible debentures	–	134,000	568,339	427,000
Proceeds from issuance of common stock and subscriptions received	–	5,000	5,000	40,000
Net cash provided by financing activities	239,058	170,697	631,103	473,791
Change in cash	(316,209)	282	343,983	(6,327)
Cash, beginning of period	345,102	1,119	1,119	7,446
Cash, end of period	28,893	1,401	345,102	1,119
Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	–	25,000	–
Common stock issued to settle accounts payable and debt	–	196,816	89,880	–
Common stock issued for conversion of notes payable	–	157,467	252,000	591,992
Accounts receivable acquired in AW Solutions Acquisition	–	–	2,040,249	–
Other assets acquired in AW Solutions Acquisition	–	–	36,580	–
Equipment acquired in AW Solutions Acquisition	–	–	116,143	–
Customer lists acquired in AW Solutions Acquisition	–	–	901,548	–
Tradenames acquired in AW Solutions Acquisition	–	–	574,605	–
Accounts payable and Accrued expenses acquired in AW Solutions Acquisition	–	–	(1,308,450)	–
Goodwill	–	–	1,503,634	–
Non-controlling interest	–		(339,309)	–
Preferred stock issued to settle accounts payable and amounts owed related parties	374,263	–	–	–
Preferred stock issued to settle derivative liabilities	2,453,667	–	–	–
Preferred stock issued to settle conversion of notes payable	987,358	–	–	–
Debt issuance cost	–	–	–	18,000
Original issue discounts	27,800	27,499	64,999	42,753
Reclassification of related party debt to accounts payable	17,747	–	–	–
Original debt discount against derivative liability	250,200	134,000	1,746,783	436,755

Supplemental disclosures:
Interest paid	4,114	886	657	9,141
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

Notes to the unaudited consolidated financial statements

December 31, 2017

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2017, the Company has an accumulated loss of $22,322,725, and a working capital deficit of $9,389,007. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On January 2, 2018 our Board of Directors approved a change in our fiscal year-end from May 31 to December 31. As a result of this change, our fiscal year 2017 is a 7 month transition period beginning June 1, 2017 through December 31, 2017. In these consolidated statements, including the notes thereto, financial results for fiscal 2017 are for a 7 month period. Corresponding results for the years ended May 31, 2017 and 2016 are both for 12 month periods. In addition, our Consolidated Statements of Operations and Consolidated Statements of Cash Flows also include an unaudited 7 month period for fiscal 2016.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At December 31, 2017 and May 31, 2017, unbilled receivables totaled $11,429 and $430,669, respectively, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2017 and May 31, 2017 was $54,482 and $267,476 respectively.

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

The Company tests its goodwill for impairment at least annually on December 31st and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the seven months ended December 31, 2017.

g.	Intangible Assets

At December 31, 2017 and May 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-10 years.

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

In accordance with ASC 360, “Property, Plant and Equipment,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $96,764 for a total obligation due of $262,848. This tax assessment is included in accrued expenses at December 31, 2017.

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

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505") with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

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

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2017, the Company had 853,447,154 (December 31, 2016 – 311,089,881, May 31, 2017 – 647,182,222, May 31, 2016 – 56,260,229) common stock equivalents outstanding.

p.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2017 and 2016 and May 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which is effective for nonpublic entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company continues to evaluate the effects of ASU 2016-02 and does not expect that the adoption will have a material effect on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, which FASB issued in August 2015, March 2016, April 2016, May 2016, May 2016, December 2016, May 2017, September 2017 and November 2017, respectively (collectively, the amended ASU 2014-09). The amended ASU 2014-09 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended ASU 2014-09 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s). The amended ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for the amended ASU 2014-09 is December 15, 2017 with early adoption permitted. The Company expects to adopt the new guidance under the modified retrospective transition approach and while we are still assessing the impact of adoption but we do not expect the new guidance to have a material impact on the consolidated financial statements of the Company.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The Amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption of this standard is permitted. The Company will adopt ASU 2017-01 on January 1, 2018, and the impact on the consolidated financial statements of the Company will depend on the facts and circumstances of any specific future transactions.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This standard will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This standard will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for annual periods beginning after December 15, 2020, including interim periods within that reporting period, and will be applied prospectively. Early adoption of this standard is permitted on testing dates after January 1, 2017. The Company will adopt ASU No. 2017-04 on January 1, 2018. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements. The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the seven months ended December 31, 2017, two customers accounted for 42% and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 27% and 11%, respectively, of trade accounts receivable as of December 31, 2017. For the period from April 25, 2017 to May 31, 2017, two customers accounted for 48% and 11%, respectively, of consolidated revenues for the period from April 25, 2017 to May 31, 2017. In addition, amounts due from these customers represented 39% and 8%, respectively, of trade accounts receivable as of May 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 82% of consolidated revenues for the seven month period ended December 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 18% of consolidated revenues for the seven month period ended December 31, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the seven months ended December 31, 2017 and 2016. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and May 31, 2017, consisted of the following:

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

	Total fair value at May 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,760,067	–	–	3,760,067

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 9 for additional information.

t.	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2017 and May 31, 2017, the Company had a $4,749,712 and $3,760,067 derivative liability, respectively.

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

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with AWS, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (as described in Note 9(j)), and a potential earn-out after six months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the Business for the six-month period immediately following the closing and (ii) $1,500,000. During the seven months ended December 31, 2017, Intercloud agreed to reduce the contingent liability to $793,893, as a result, the Company recorded a $615,518 gain on settlement of debt.

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

The following table summarizes our consolidated results of operations for the year’s ended May 31, 2017, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on June 1, 2015:

	May 31, 2017 $		May 31, 2016 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	1,069,917	10,572,122	70,298	11,965,151
Net Income	(6,871,287)	(11,136,000)	(2,219,860)	(3,850,958)

Earnings per common share:
Basic	(0.06)	(0.10)	(0.03)	(0.05)
Diluted	(0.06)	(0.10)	(0.03)	(0.05)

4.	Fiscal Year-end Change

On January 2, 2018, our Board of Directors approved a change in our fiscal year-end from May 31 to December 31. As a result of this change, our fiscal year 2017 is a 7 month transition period beginning June 1, 2017 through December 31, 2017. In these consolidated statements, including the notes thereto, financial results for fiscal 2017 are for a 7 month period. Corresponding results for the years ended May 31, 2017 and 2016 are both for 12 month periods. In addition, our Consolidated Statements of Operations and Consolidated Statements of Cash Flows also include an unaudited 7 month period for fiscal 2016.

The following table shows the fiscal months included within our financial statements and footnotes for fiscal 2017 (7 month), as well as the fiscal months included within our financial statements and footnotes for fiscal 2017 and 2016:

New Fiscal Calendar	Previous Fiscal Calendar
2017 (7 – Month)	2017	2016

June 1, 2017 – December 31, 2017	June 1, 2016 to May 31, 2017	June 1, 2015 to May 31, 2016

5.	Property and Equipment

	December 31, 2017 $	May 31, 2017 $

Computers and office equipment	308,649	308,649
Equipment	382,140	378,505
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,105,347	1,101,712

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(999,769)	(961,263)

Equipment, Net	61,159	96,030

During the seven months ended December 31, 2017, the Company recorded $38,506 (December 31, 2016 - $18,331) of depreciation expense. During the year ended May 31, 2017, the Company recorded $46,018 (2016 - $25,109) of depreciation expense. During the year ended May 31, 2017, the Company disposed of two vehicles under capital leases. The Company recorded a loss on disposal of $2,067.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2017 Net carrying value $	May 31, 2017 Net carrying value $

Customer relationship and lists	901,548	65,269	–	836,279	892,127
Trade names	574,605	41,600	–	533,005	568,600
	1,476,153	106,869	–	1,369,284	1,460,727

During the seven months ended December 31, 2017, and December 31, 2016 the Company recorded $91,443 and $395, respectively of amortization expense. During the years ended May 31, 2017, and May 31, 2016 the Company recorded $16,429 and $4,123, respectively of amortization expense.

Estimated Future Amortization Expense:

$
For year ending December 31, 2018	156,405
For year ending December 31, 2019	156,405
For year ending December 31, 2020	156,405
For year ending December 31, 2021	156,405
For year ending December 31, 2022	156,405
For year ending December 31, 2023	156,405
For year ending December 31, 2024	156,405
For year ending December 31, 2025	156,405
For year ending December 31, 2026	118,044

7.	Related Party Transactions

a)	During the seven months ended December 31, 2017, the Company incurred management fees of $12,011 (2016 - $79,910) to the former President of the Company. During the year ended May 31, 2017, the Company incurred management fees of $112,927 (2016 - $129,799) to the former President of the Company

b)	During the seven months ended December 31, 2017, the Company incurred management fees of $0 (2016 - $26,636) to the spouse of the former President of the Company. During the year ended May 31, 2017, the Company incurred management fees of $68,038 (2016 - $46,616) to the spouse of the former President of the Company.

c)	As of December 31, 2017, the Company owes a total of $109,978 (May 31, 2017 - $241,327) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

d)	As of December 31, 2017, the Company owes $22,097 (May 31, 2017 - $17,305) to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

e)	As of December 31, 2017, the Company owes $51,889 (May 31, 2017 - $49,376) to Intercloud, which is non-interest bearing, unsecured, and due on demand.

f)	As of December 31, 2017, pursuant to the acquisition AW Solutions, the Company owes a contingent liability of $793,893 (May 31, 2017 - $1,409,411) to Intercloud. During the seven months ended December 31, 2017, Intercloud agreed to reduce the contingent liability by $615,518 which was recorded as a gain on settlement of debt.

g)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum.

h)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum.

i)	On November 16, 2017, the Company issued 251,885 shares of Series A Preferred Stock with a fair value of $86,785 to settle $195,204 of amounts owed to the former President of the Company. The Company recognized a gain on settlement of debt of $108,419.

k)	On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the President of the Company in exchange for services for the Company.

l)	On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the CEO of the Company in exchange for services for the Company.

m)	During the seven months ended December 31, 2017, the Company recorded $Nil (2016 - $nil) of management fees for the vesting of options to management. During the year ended May 31, 2017, the Company recorded $Nil (2016 - $21,609) of management fees for the vesting of options previously granted to former officers and directors previously granted to former officers and directors.

n)	On May 18, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.

o)	On May 19, 2017, the Company issued 62,125,755 shares of common stock with a fair value of $1,988,024 to a new director of the Company in exchange for services for the Company.

p)	The Company subleased a portion of one of its offices located in Florida to Intercloud. Rental income charged to the Intercloud was $2,513 from April 25, thru May 31, 2017.

q)	During the year ended May31, 2017, the Company was part of the Intercloud’s group health insurance plan. Intercloud billed the Company monthly for their portion of health insurance premiums. Total amounts billed during the year ended May 31, 2017 was $42,978.

r)	Intercloud also allocated certain general insurance expenses to the Company. Total insurance expense allocated by the Intercloud to the Company amounted to $8,911 during the year ended May 31, 2017 which is included in selling, general and administrative on the statements of operations,

8.	Loans Payable

(a)	As of December 31, 2017, the amount of $50,349 (Cdn$63,300) (May 31, 2017 - $46,846 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As of December 31, 2017, the amount of $17,500 (May 31, 2017 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As of December 31, 2017, the amounts of $7,500 and $29,430 (Cdn$37,000) (May 31, 2017 - $7,500 and $27,382 (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(d)	As of December 31, 2017, the amount of $4,490 (May 31, 2017 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(e)	As of December 31, 2017, the amounts of $14,370 (Cdn$18,066) (May 31, 2017 - $13,370 (Cdn$18,066) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing.

The rights issued with the note qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrants of $9,755 resulted in a discount to the note payable of $9,755. During the year ended May 31, 2016, the Company recorded accretion of $9,755.

(h)	As of December 31, 2017 and May 31, 2017, the amounts of $15,000 and $44,433 (Cdn$55,878) was owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.005 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the seven months ended December 31, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000.

9.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company determined that the convertible debentures contained no embedded beneficial conversion feature as the convertible debentures were issued with a conversion price higher than the fair market value of the Company’s common shares at the time of issuance.

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

At December 31, 2017, the other remaining debenture of $50,000 remained outstanding and past due.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As of December 31, 2017, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. As of December 31, 2017, the carrying value of the convertible promissory note was $5,000 and the note remained outstanding and in default.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As of December 31, 2017, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(e)	On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

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

During the year months ended May 31, 2017, the Company issued 18,440,200 shares of common stock upon the conversion of $90,000 of principal. During the year ended May 31, 2017, the Company recorded a default fee of $51,820 increasing the carrying value of the note to $43,070. On November 16, 2017, the debenture and $13,644 of accrued interest was converted into Series A Preferred Stock as described in Note 11(b).

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

During the year ended May 31, 2017, the Company recorded accretion of $185,913 increasing the carrying value of the note to $382,608. On November 16, 2017, the debenture and $79,881 of accrued interest was converted into Series A Preferred Stock as described in Note 11(b).

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

During the year ended May 31, 2017, the recorded accretion of $82,560 increasing the carrying value of the note to $131,250. On November 16, 2017, the debenture and $24,464 of accrued interest was converted into Series A Preferred Stock as described in Note 11(b).

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

On April 7, 2017, the Company entered into an amendment to the convertible note which allowed for the additional funding under the note of $40,000 with an original discount of $4,444. During the year ended May 31, 2017, the Company received additional tranches of $123,339. The initial fair value of the conversion feature of $245,571 resulted in a discount to the note payable of $127,783 and the recognition of a loss on derivatives of $117,788. During the year ended May 31, 2017, the Company recorded accretion of $133,721, and recorded a default fee of $31,946 increasing the carrying value of the note to $206,098. During the period from June 1, 2017 to November 16, 2017, the Company recorded accretion of $43,692. On November 16, 2017, the debenture and $33,359 of accrued interest was converted into Series A Preferred Stock as described in Note 11(b).

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902. During the year ended May 31, 2017, the Company recorded accretion of $26,953 increasing the carrying value of the note to $26,953. During the period from June 1, 2017 to November 16, 2017, the Company recorded accretion of $43,046 and a default fee of $17,500. On November 16, 2017, the debenture and $12,288 of accrued interest was converted into Series A Preferred Stock as described in Note 11(b).

(j)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the Unsecured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Unsecured Note is due one year following the issue date of the Unsecured Note and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166. On December 15, 2017, the holder of the convertible promissory note entered into an agreement to sell and assign $105,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. During the seven month period ended December 31, 2017, the Company recorded accretion of $504,501 increasing the carrying value of the notes to $1,638,667.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the seven month period ended December 31, 2017, the Company recorded accretion of $173,031 increasing the carrying value of the note to $194,557.

10.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 8(f) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 8(f), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 8(f) to 8(k), qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	December 31, 2017	May 31, 2017

Balance at the beginning of period	$3,760,067	$978,245
Original discount limited to proceeds of notes	250,200	1,746,783
Fair value of derivative liabilities in excess of notes proceeds received	82,766	1,965,269
Reclassification of instruments previously classified as equity	-	32,934
Derivative liability settled through the issuance of preferred stock	(2,591,345)	-
Conversion of derivative liability	-	(195,595)
Change in fair value of embedded conversion option	3,248,024	(767,569)
Balance at the end of the period	$4,749,712	$3,760,067

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	134-213%	0.07-0.74%	0%	0.50-2.00
At May 31, 2017	215-346%	0.84-1.44%	0%	0.96-2.91
At December 15, 2017 upon conversion	256%	1.39%	0%	0.37
At December 31, 2017	259-294%	1.39-1.89%	0%	0.30-2.33

11.	Common Stock

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001

(a)	As of December 31, 2017 and May 31, 2017, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)	As of December 31, 2017 and May 31, 2017, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(c)	On December 15, 2017, the Company issued 11,880,000 shares of common stock upon the conversion of $33,000 of principal and interest of $2,640 pursuant to a convertible promissory note due April 27, 2018. The Company recorded a gain on extinguishment of debt of $4,622 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(d)	On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the CEO of the Company in exchange for services for the Company. The shares vest over 12 months. During the seven months ended December 31, 2017 the Company recorded $4,193 for the vested portion of the shares.

(e)	On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the President of the Company in exchange for services for the Company. The shares vest over 12 months. During the seven months ended December 31, 2017 the Company recorded $4,193 for the vested portion of the shares.

(f)	On December 28, 2017, the Company issued 43,400,000 shares of common stock with a fair value of $477,400 to a consultant for compensation and services rendered to the Company. The shares vest over 12 months. During the seven months ended December 31, 2017 the Company recorded $5,351 for the vested portion of the shares.

12.	Preferred Stock

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

Conversion rights – The holders of the Series A Preferred Shares have the right to convert each Class A Preferred Share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of Common Stock of the Corporation. The number of shares of Common Stock into which each share of the Series A Preferred Shares may be converted shall be determined by dividing the sum of the Stated Value of the Series A Preferred Shares ($0.25 per share) being converted and any accrued and unpaid dividends by the Conversion Price in effect at the time of the conversion. The Series A Preferred Shares may be converted at an initial conversion price of the greater of 75% of the lowest VWAP during the ten (10) trading day period immediately preceding the date a conversion notice is delivered.

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the following Series A Preferred Shares as a liability.

a)	On November 16, 2017, the Company issued 251,885 shares of Series A Preferred Stock with a fair value of $86,785 to settle $195,204 of amounts owed to the former President of the Company. The Company recognized a gain on settlement of debt of $108,419.

b)	On November 16, 2017, the Company issued 1,011,060 shares of Series A Preferred Stock with a fair value of $348,354 to settle convertible notes with a carrying value of $975,337, $179,059 of accrued interest and $2,453,667 of associated derivative liabilities. The Company recognized a gain on settlement of debt of $3,259,709.

13.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2016	7,025,000	0.34
Issued	27,833,333	0.03
Expired	(650,000)	0.04
Balance, May 31, 2017	34,208,333	0.08
Issued	50,000,000	0.005
Expired	(633,333)	0.70
Balance, December 31, 2017	83,575,000	0.03

As of December 31, 2017, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

666,667	0.03	August28, 2018
4,075,000	0.37	April 10, 2019
1,333,333	0.03	August 29, 2018
27,500,000	0.03	April 28, 2020
50,000,000	0.005	June 27, 2020

83,575,000

14.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2016	1,500,000	0.16
Expired	(1,150,000)	0.20
Outstanding, May 31, 2017 and December 31, 2017	350,000	0.03	0.38	–
Exercisable, May 31, 2017 and December 31, 2017	350,000	0.03	0.38	–

Additional information regarding stock options as of December 31, 2017 is as follows:

Number of options	Exercise price $	Expiry date

350,000	0.03	May 17, 2018
350,000

15.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On November 30, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee for nearly two years.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.[1]

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At December 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(h)	Rent expense incurred under the Company’s operating leases amounted to $165,610 during the seven months ended December 31, 2017.

(i)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ended December 31,	Payments
2018	$167,616
2019	39,274
2020	0
Total	$206,890

16.	Segment Disclosures

During the seven months ended December 31, 2016, the Company operated in one operating segment in one geographical area.

During the seven months ended December 31, 2017, the Company had two operating segments including:

●	AW Solutions, which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the SGS reporting segment in one geographical area, the United States and the AW Solutions operating segment in two geographical areas, the United States and Puerto Rico.

Financial statement information by operating segment for seven months ended December 31, 2017 is presented below:

	Spectrum Global $	AW Solutions $	Total $

Net Sales	–	5,872,457	5,872,457
Operating (loss) income	(1,085,472)	(115,121)	(1,200,593)
Interest expense	232,901	13,850	246,751
Depreciation and amortization	-	129,949	129,949
Total Assets as of December 31, 2017	5,733	4,499,607	4,505,340

Geographic information for the seven months ended and as of December 31, 2017 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	1,065,285	5,377
United States	4,807,172	2,956,630
Consolidated Total	5,872,457	2,962,007

Financial statement information by operating segment for year ended May 31, 2017 is presented below:

	Spectrum Global $	AW Solutions $	Total $

Net Sales	–	1,069,917	1,069,917
Operating (loss) income	(4,651,298)	(110,531)	(4,761,829)
Interest expense	211,124	330	211,454
Depreciation and amortization	24,329	35,540	59,869
Impairment loss	103,480	–	103,480
Total Assets as of May 31, 2017	4,515	5,184,262	5,188,777

Geographic information for the year ended and as of May 31, 2017 is presented below:

	Revenues $	Long-Lived Assets $

United States	836,809	3,080,483
Puerto Rico	233,108	7,837
Consolidated Total	1,069,917	3,088,320

During the seven months ended December 31, 2016 and the year ended May 31, 2016 the Company operated in one operating segment and one geographical area.

17.	Income Taxes

The Company’s pre-tax loss for the seven months ended December 31, 2017 and 2016 consisted of the following:

	7 Months Ended December 31,		Years Ended May 31,
	2017	2016	2017	2016
Domestic	$(1,899,972)	$-	$(326,973)	$-
Foreign	96,214	(914,686)	(6,485,906)	(2,176,172)
Pre-tax Loss	$(1,803,758)	$(914,686)	$(6,812,879)	$(2,176,172)

The provision for (benefit from) income taxes for the seven months ended December 31, 2017 and 2016 was as follows:

	7 Months Ended December 31,		Years Ended May 31,
	2017	2016	2017	2016
Federal	$-	$-	$-	$-
State	0	0	0	0
Foreign	0	0	0	0
Total current	$-	$-	$-	$-

Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Total deferred	-	-	-	-
Total provision for (benefit from) income taxes	$-	$-	$-	$-

The Company’s income taxes were calculated on the basis of $96,214 of foreign net gain and $1,899,972 of domestic net loss.

The Company’s effective tax rate for the seven months ended December 31, 2017 and 2016 differed from the U.S. federal statutory rate as follows:

	7 Months Ended December 31,		Years Ended May 31,
	2017	2016	2017	2016
	%	%	%	%
Federal tax benefit at statutory rate	(34.0)	(34.0)	(34.0)	(34.0)
Permanent differences	12.4	7.6	4.8	16.3
State tax benefit, net of Federal benefits	-	-	-	-
Other	-	-	0.2	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	-	-	-
Net change in valuation allowance	21.6	26.4	29.0	17.7
Benefit	-	-	-	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Year ended December 31, 2017	Year ended May 31, 2017
Net operating loss carry forwards	$11,758,850	$9.833.923
Depreciation	29,139	16.189
Total assets	11,787,989	9.850.112

Convertible debt	-	-
Intangible assets	-	-
Total liabilities	-	-
Less: Valuation allowance	(11,787,989)	(9,850,112)

Net deferred tax liabilities	$-	$-

As of December 31 2017 and May 31, 2017, the Company had federal net operating loss carryforwards (“NOL’s”) of $11,758,850 and $9,850,112, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2017 and May 31, 2017, there was no accrued interest and penalties related to uncertain tax positions.

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

18.	Subsequent Events

a)	On February 6, 2018, the Company issued 505,494 shares of Series A Preferred Stock to settle $407,000 of principal, and $32,560 of accrued interest on the convertible notes described in Note 9(k).

b)	On February 6, 2018, the Company entered into a Stock Purchase Agreement (the “Agreement”) with InterCloud. Pursuant to the terms of the Agreement, InterCloud agreed to sell, and Spectrum agreed to purchase, all of the issued and outstanding capital stock and membership interests of ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (collectively, “ADEX”).

The purchase price the Company will pay for ADEX will include $3,000,000 in cash, of which $2,500,000 will be paid at closing and $500,000 will be retained by the Company for 90 days in order to satisfy any outstanding liabilities of ADEX incurred prior to the closing date, and the issuance to InterCloud of a one-year convertible promissory note in the aggregate principal amount of $2,000,000 (the “Note”).

The interest on the outstanding principal due under the Note accrues at a rate of 6% per annum. All principal and accrued interest under the Note is due one year following the issue date of the Note, and is convertible into shares of common stock, par value $0.00001, at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $0.005. The Note includes customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain payments to InterCloud.

On February 27, 2018, the Company completed the acquisition of ADEX (the “Acquisition”). Pursuant to the terms of the Stock Purchase Agreement the Company purchased from InterCloud all of the issued and outstanding capital stock and membership interests of ADEX.

On February 27, 2018, the Company, and its subsidiaries entered into a Business Loan and Security Agreement (the “Super G Loan Agreement”) with Super G Capital, LLC, a Delaware limited liability company (“Super G”), as lender and received a term loan from Super G in an amount equal to $1,150,000, a portion of the proceeds of which were used to fund the Acquisition.

Borrowings under the Super G Loan Agreement are to be repaid in semi-monthly installments (including interest) of $43,125 for 36 months starting on March 16, 2018, for total payments of $1,552,500. The total interest charge is expected to total $402,500. The obligations of the Company under the Super G Loan Agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including accounts receivable, intellectual property, equipment and other personal property. The Super G Loan Agreement contains certain restrictions and covenants and requires the Company to comply with certain financial covenants, including maintaining unrestricted cash and minimum levels of revenue and adjusted EBITDA.

The Super G Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and failure to own 100% of the Company’s subsidiaries. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable.

c)	On February 14, 2018, the Company entered into an agreement (the “Bill of Sale”) with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company (collectively, the “Remaining Assets”). The acquisition of the initial 80.1% of AWS is described in Note 3. As consideration for the Remaining Assets, the Company issued InterCloud a common stock purchase warrant (the “Warrant”) that entitles InterCloud to purchase a number of shares equal to 4% of the number of shares of the Company’s common stock outstanding at the time of exercise at an exercise price of $0.006 per share. The Warrant has a three year term.

The Company also issued Intercloud a convertible note with a principal amount of $793,894. The note is due on August 16, 2019 and bears interest at 1% per annum. The note is convertible into common shares of the Company at a conversion price equal to the 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion.

d)	On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.008 per share. The exercise price of the warrant will reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock is less than $0.008 on July 31, 2018. The note is due on January 15, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $0.005.

e)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: April 9, 2018	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger M. Ponder	Chief Executive Officer and	April 9, 2018
Roger M. Ponder	Chairman of the Board of Directors
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Keith W. Hayter	Director	April 9, 2018
Keith W. Hayter

53

Exhibit Index

Exhibit #	Exhibit Description

2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

4.1*	Certificate of Designation of Series A Convertible Preferred Stock of Spectrum Global Solutions, Inc., dated March 23, 2018

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.3	Subscription Agreement with Mantra Energy Alternatives Ltd. dated February 29, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012)

10.4	Service Contract with PowerTech Labs Inc. dated June 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2012)

10.5	Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated July 16, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2012)

10.6	Master Services Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.7	Statement of Work between our subsidiary, Mantra Energy Alternatives Ltd. and Tekion (Canada), Inc. dated July 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2012)

10.8	Employment Agreement with and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.9	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Larry Kristof dated January 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)

10.10	Sublease Agreement with BC Research Inc. dated February 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

10.11	Letter of Engagement with BC Research Inc. dated March 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

54

10.12	Amendment to Settlement Agreement with StichtingAdministratiekantoor Carlos Bijl dated April 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 22, 2013)

10.13	Director Agreement with Patrick Dodd dated May 7, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 10, 2013)

10.14	Consulting Agreement with BC0798465 BC Ltd. dated July 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2013)

10.15	Employment Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Sona Kazemi dated October 17, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)

10.16	Framework Agreement between our subsidiary, Mantra Energy Alternatives Ltd., and Alstom (Switzerland) Ltd. (incorporated by reference to our Current Report on Form 8-K filed on November 19, 2013)

10.17	Consulting Agreement with DCC Consulting dated March 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2014)

10.18	Letter of Engagement with BC Research Inc. dated March 25, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2014)

10.19	Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.20	Convertible Promissory Note dated March 10, 2016 (Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.21	Asset Purchase Agreement dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.22	Convertible Promissory Note dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.23	Securities Purchase Agreement dated April 28, 2017, for senior secured convertible promissory note and security agreement dated April 27, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

55