Form 10-Q
period 2018-03-31
Spectrum Global Solutions, Inc.
filed 2018-05-21
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53461

SPECTRUM GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Crown Oak Centre Drive, Longwood, Florida	32750
(Address of principal executive offices)	(Zip Code)

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

264,983,878 common shares issued and outstanding as of May 21, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

Page Number

Condensed Consolidated balance sheets as of March 31, 2018 (unaudited) and December 31, 2017	3

Condensed Consolidated statements of operations for the three months ended March 31, 2018 and 2017 (unaudited)	4

Condensed Consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (unaudited)	5

Notes to unaudited condensed consolidated financial statements	6 – 27

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	March 31,	December 31,
	2018	2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash	285,339	28,893
Accounts receivable (net of allowance for doubtful accounts of $560,971 and $54,482, respectively)	6,432,403	1,473,377
Prepaid expenses and deposits	34,109	41,063
Total current assets	6,751,851	1,543,333
Property and equipment (net of accumulated depreciation of $1,004,164 and $999,769, respectively)	65,652	61,159
Goodwill	3,987,056	1,503,633
Customer lists (net of accumulated amortization of $90,823 and $65,269, respectively)	946,725	836,279
Tradenames (net of accumulated amortization of $59,484 and $41,600, respectively)	1,146,121	533,005
Other assets	28,918	27,931
Total assets	12,926,323	4,505,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	3,784,315	2,368,652
Due to related parties	117,640	159,782
Loans payable (net of discount of $618,188 and $nil, respectively)	3,621,692	363,081
Loans payable to related parties	148,858	148,858
Convertible debentures (net of discount of $1,438,501 and $573,776, respectively)	3,842,689	1,913,224
Derivative liability	7,103,644	4,749,712
Contingent liability	-	793,893
Preferred stock liability:
Authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 1,768,439 (December 31, 2017 – 1,262,945) shares	-	435,138
Total current liabilities	18,618,838	10,932,340

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 460,682,237 (December 31, 2017 – 423,027,290) shares	4,610	4,233
Preferred stock Authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 1,768,439 (December 31, 2017 – 1,262,945) shares	18	-
Additional paid-in capital	16,935,959	15,905,400
Common stock subscribed	74,742	74,742
Accumulated deficit	(22,431,167)	(22,322,725)
Total Spectrum Global Solutions, Inc. stockholders’ deficit	(5,415,838)	(6,338,350)
Non-controlling interest	(276,677)	(88,650)
Total stockholders’ deficit	(5,692,515)	(6,427,000)
Total liabilities and stockholders’ deficit	12,926,323	4,505,340

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018 $	2017 $

Revenue	4,327,764	-

Operating expenses
Cost of revenues	3,784,520	-
Depreciation and amortization	47,833	5,603
General and administrative	661,298	132,149
Salaries and wages	577,604	2,121

Total operating expenses	5,071,255	139,873

Loss from operations	(743,491)	(139,873)

Other income (expense)
Gain (loss) on settlement of debt	561,963	(5,400)
Gain on extinguishment of preferred stock liability	287,815	-
Loss on disposal of assets	-	2,067
Amortization of discounts on convertible debentures	(654,087)	(61,128)
Gain (loss) on change in fair value of derivatives	563,910	(627,978)
Interest expense	(179,325)	(102,648)
Impairment loss	-	(103,480)
Total other income (expense)	580,276	(902,701)

Net loss for the period	(163,215)	(1,042,574)

Less: net loss attributable to the non-controlling interest	54,773	23,653

Net loss attributable to Spectrum Global Solutions, Inc.	(108,442)	(1,018,921)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic and diluted	(0.00)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Spectrum Global Solutions, Inc. per common share:
Basic and diluted	445,161,856	117,272,240

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018 $	2017 $
Operating activities

Net loss	(163,215)	(1,042,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	(563,910)	627,978
Amortization of discounts on convertible debentures	654,087	61,128
Depreciation and amortization	47,833	5,603
Foreign exchange loss (gain)	6,365	(1,701)
Shares issued for services	-	790
Interest related to cash redemption premium on convertible notes	-	76,825
Stock-based compensation on options and warrants	312,561	-
Derivative warrants issued for services	68,536	-
Impairment loss	-	103,480
(Gain) loss on settlement of debt	(561,963)	5,400
Gain on extinguishment of preferred stock liability	(287,815)	-
Loss on disposal of assets	-	2,067
Changes in operating assets and liabilities:
Accounts receivable	184,723	(1,349)
Prepaid expenses and deposits	20,774	79
Accounts payable and accrued liabilities	(380,379)	115,994
Other assets	5,813	-
Due to related parties	-	29,695
Net cash used in operating activities	(656,590)	(16,585)
Investing activities
Purchase of equipment	(8,889)	-
Net cash provided by(used in) investing activities	(8,889)	-
Financing activities
Cash paid for lease obligation	-	(7,911)
Repayment of loan payable	(386,125)	(15,000)
Proceeds from notes payable	616,306	5,467
Cash received on acquisition	191,744	-
Proceeds from issuance of convertible debentures	500,000	31,839
Cheques issued in excess of funds on deposit	-	789
Net cash provided by financing activities	921,925	15,184
Change in cash	256,446	(1,401)
Cash, beginning of period	28,893	1,401
Cash, end of period	285,339	-
Non-cash investing and financing activities:
Common stock issued to settle accounts payable and debt	-	20,400
Common stock issued for conversion of notes payable	92,703	129,233
Net assets acquired in ADEX Acquisition	4,332,577	-
Goodwill	2,483,423	-
Warrant issued for non-controlling interest	133,256	-
Preferred stock issued to settle notes payable and accrued interest	439,560	-
Preferred stock issued to settle derivative liabilities	291,064	-
Preferred stock issued for prepaid expenses	13,820	-
Debt issuance cost	247,500	62,810
Original issue discounts	402,500	14,015
Reclassification of related party debt to accounts payable	-	-
Original debt discount against derivative liability	1,487,000	31,839

Supplemental disclosures:
Interest paid	4,622	9,141
Income taxes paid	-	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

March 31, 2018

(Expressed in U.S. dollars)

1.	Organization and Significant Accounting Policies

a.	Organization and nature of operations

Spectrum Global Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business. After the acquisition of AW Solutions, the Company provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry. On November 15, 2017, the Company changed its name to “Spectrum Global Solutions, Inc.”. On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company.

b.	Condensed financial statements

On February 6, 2018, the Company entered into a Stock Purchase Agreement with InterCloud. Pursuant to the terms of the Stock Purchase Agreement, InterCloud agreed to sell, and Spectrum agreed to purchase, all of the issued and outstanding capital stock and membership interests of ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (collectively, “ADEX”). On February 27, 2018, the Company completed the acquisition of ADEX. Pursuant to the terms of the Stock Purchase Agreement, the Company purchased from InterCloud all of the issued and outstanding capital stock and membership interests of ADEX.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Transition Report on Form 10-K for the seven month period from June 1, 2017 to December 31, 2017. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

c.	Going concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2018, the Company has an accumulated loss of $22,431,167, and a working capital deficit of $11,866,987. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

d.	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., AW Solutions, Inc. (from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017), AW Solutions Puerto Rico, LLC. (from the date of acquisition, April 25, 2017), ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (from the date of acquisition, February 27, 2018). All the subsidiaries are wholly-owned with the exception of Climate ESCO Ltd., which is 64.55% owned, Mantra Energy Alternatives Ltd., which is 88.21%. All inter-company balances and transactions have been eliminated.

e.	Use of Estimates

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

f.	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g.	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At March 31, 2018 and December 31, 2017, unbilled receivables totaled $1,624,940 and $11,429, respectively, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2018 and December 31, 2017 was $560,971 and $54,482 respectively.

h.	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

i.	Goodwill

Goodwill was generated through the acquisition of AW Solutions and ADEX as the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2018.

j.	Intangible Assets

At March 31, 2018 and December 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-20 years.

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

k.	Long-lived Assets

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

l.	Foreign Currency Translation

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

m.	Income Taxes

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $96,764 for a total obligation due of $262,848. This tax assessment is included in accrued expenses at March 31, 2018 and December 31, 2017.

n.	Revenue Recognition

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company adopted this standard using the modified retrospective approach on January 1, 2018.

In preparation for adoption of the standard, the Company evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied.

Reported revenue will not be affected materially in any period due to the adoption of ASC Topic 606 because: (1) the Company expects to identify similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon delivery of services, under both ASC Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the Company does not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. The Company has evaluated its policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

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

The Company records unbilled receivables for revenues earned, but not yet billed.

o.	Cost of Revenues

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

p.	Research and Development Costs

Research and development costs are expensed as incurred.

q.	Stock-based Compensation

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

The Company applies ASC 505-50, “Equity-Based Payments to Non-Employees” with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

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

r.	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2018, the Company had 1,235,555,276 (March 31, 2017 – 647,182,222) common stock equivalents outstanding.

s.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

t.	Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”) as discussed in Revenue Recognition accounting policy description.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

u.	Concentrations of Credit Risk

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2018, two customers accounted for 22% and 18%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 7% and 22%, respectively, of trade accounts receivable as of March 31, 2018. For the three months ended March 31, 2017, two customers accounted for 54% and 9%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 53% and 13%, respectively, of trade accounts receivable as of March 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 89% of consolidated revenues for the three month period ended March 31, 2018 (84% - 2017). Revenues generated from customers in Puerto Rico accounted for approximately 11% of consolidated revenues for the three month period ended March 31, 2018 (16% - 2017).

v.	Fair Value Measurements

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2018 and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017, consisted of the following:

	Total fair value at March 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	7,103,644	–	–	7,103,644

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

w.	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2018 and December 31, 2017, the Company had a $7,103,644 and $4,749,712 derivative liability, respectively.

x.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

2.	ADEX Acquisition

a)	On February 6, 2018, pursuant to the Stock Purchase Agreement with InterCloud, the Company purchased, all of the issued and outstanding capital stock and membership interests of ADEX. The Company closed and completed the acquisition on February 27, 2018.

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with ADEX, $3,000,000 in cash, of which $2,500,000 was paid at closing and $500,000 was be retained by the Company for 90 days in order to satisfy any outstanding liabilities of ADEX incurred prior to the closing date, and the issuance to InterCloud of a one-year convertible promissory note in the aggregate principal amount of $2,000,000 (the “ADEX Note”).

The Company has performed a valuation analysis of the fair market value of AWS’ assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Purchase Price
$2,000,000 Convertible Note	$3,816,000
Cash	2,500,000
Cash retained for 90 days	500,000
Total Purchase Price	$6,816,000

Allocation of Purchase Price
Cash	$191,744
Accounts receivable	5,143,749
Other assets	6,800
Tradenames	631,000
Customer lists	136,000
Accounts payable	(136,684)
Accrued expenses	(1,627,116)
Other current liabilities	(12,916)
Goodwill	2,483,423
Net assets acquired	$6,816,000

The following table summarizes our consolidated results of operations for the three months ended March 31, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2017:

	March 31, 2018 $		March 31, 2017 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	4,327,764	7,892,535	–	4,807,214
Net Income	(451,030)	(457,981)	(1,042,574)	(4,535,676)

Earnings per common share:

Basic	(0.00)	(0.00)	(0.01)	(0.04)

Diluted	(0.00)	(0.00)	(0.01)	(0.04)

3.	AWS Acquisition

On April 25, 2017, pursuant to the Asset Purchase Agreement with InterCloud, the Company purchased, 80.1% of the assets associated with InterCloud’s “AW Solutions” business (“AWS”) including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”).

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with AWS, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (as described in Note 9(j)), and a potential earn-out after three months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the business for the six-month period immediately following the closing and (ii) $1,500,000. During the seven months ended December 31, 2017, Intercloud agreed to reduce the contingent liability to $793,893, as a result, the Company recorded a $615,518 gain on settlement of debt. The Company also issued Intercloud the convertible note described in Note 9(f) with a principal amount of $793,894 to settle a contingent liability of $793,893.

On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company (collectively, the “Remaining Assets”). The acquisition of the initial 80.1% of AWS took place during the fiscal year ended December 31, 2017. As consideration for the Remaining Assets, the Company issued InterCloud a common stock purchase warrant that entitles InterCloud to purchase a number of shares equal to 4% of the number of shares of the Company’s common stock outstanding at the time of exercise at an exercise price of $0.006 per share. The warrant has a three year term.

The Company recorded the fair value of the warrant of $259,000, reduced the carrying value of the AWS non-controlling interest from $133,256 to $0 and recorded the difference of $125,744 as additional paid in capital.

4.	Property and Equipment

	March 31, 2018 $	December 31, 2017 $

Computers and office equipment	317,538	308,649
Equipment	382,139	382,140
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,114,235	1,105,347

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,004,164)	(999,769)

Equipment, Net	65,652	61,159

During the three months ended March 31, 2018, the Company recorded $4,395 (2017 - $5,603) of depreciation expense.

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2018 Net carrying value $	December 31, 2017 Net carrying value $

Customer relationship and lists	1,037,548	90,823	–	946,725	836,279
Trade names	1,205,605	59,484	–	1,146,121	533,005
	2,243,153	150,307	–	2,092,846	1,369,284

During the three months ended March 31, 2018, the Company recorded $43,438 (2017 - $Nil) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending December 31, 2018	155,541
For year ending December 31, 2019	207,387
For year ending December 31, 2020	207,387
For year ending December 31, 2021	207,387
For year ending December 31, 2022	207,387
For year ending December 31, 2023	207,387
For year ending December 31, 2024	207,387
For year ending December 31, 2025	191,193
For year ending December 31, 2026	149,591
For year ending December 31, 2027	92,432

6.	Related Party Transactions

a)	As of March 31, 2018, the Company owes a total of $117,640 (December 31, 2017 - $109,978) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

b)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At March 31, 2018, the amount of $18,858 was owed.

c)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At March 31, 2018, the amount of $130,000 was owed.

7.	Loans Payable

(a)	As of March 31, 2018, the amount of $49,120 (Cdn$63,300) (December 31, 2017 - $50,349 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As of March 31, 2018, the amount of $17,500 (December 31, 2017 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As of March 31, 2018, the amounts of $7,500 and $28,712 (Cdn$37,000) (December 31, 2017 - $7,500 and $29,430 (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(d)	As of March 31, 2018, the amount of $4,490 (December 31, 2017 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(e)	As of March 31, 2018, the amounts of $14,019 (Cdn$18,066) (December 31, 2017 - $14,370 (Cdn$18,066) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing. At March 31, 2018, the amount of $1,200 was owed.

(h)	As of March 31, 2018, and December 31, 2017, the amounts of $15,000 and $43,361 (Cdn$55,878) was owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. At March 31, 2018, the amount of $12,000 was owed.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.005 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the period ended December 31, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000. During the three month period ended March 31, 2018, the Company repaid the remaining balance outstanding.

(k)	On February 27, 2018, the Company, and its subsidiaries entered into a Business Loan and Security Agreement with Super G Capital, LLC, a Delaware limited liability company (“Super G”), as lender and received a term loan from Super G in an amount equal to $1,150,000, a portion of the proceeds of which were used to fund the Acquisition.

Borrowings under the Super G Loan Agreement are to be repaid in semi-monthly installments (including interest) of $43,125 for 36 months starting on March 16, 2018, for total payments of $1,552,500. The total interest charge is expected to total $402,500 and the company paid additional finance fees of $247,500. The obligations of the Company under the Super G Loan Agreement are secured by a lien on substantially all of the assets of the Company and its subsidiaries, including accounts receivable, intellectual property, equipment and other personal property. The Super G Loan Agreement contains certain restrictions and covenants and requires the Company to comply with certain financial covenants, including maintaining unrestricted cash and minimum levels of revenue and adjusted EBITDA.

The Super G Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and failure to own 100% of the Company’s subsidiaries. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable. During the period ended March 31, 2018, the Company repaid $43,125 of the loan and recorded accretion of $31,812 increasing the carrying value of the note to $891,187.

(l)	The Company owed Intercloud $500,000 of the acquisition price of ADEX (described in Note 3) which was retained by the Company in order to satisfy outstanding liabilities acquired by ADEX. During the three month period ended March 31, 2018, the Company repaid $225,000 of this amount.

(m)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Purchase and Sale Agreement with Prestige Capital Corporation (“Prestige”) pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. At March 31, 2018, the Company owed $2,213,806 pursuant to this agreement.

8.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As of May 31, 2014, the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. During the year ended May 31, 2017, the Company recorded an additional fee of $21,266 increasing the carrying value to $81,119. On November 16, 2017, the debenture and $15,423 of accrued interest was converted into Series A Preferred Stock as described in Note 10(b).

At March 31, 2018, the other remaining debenture of $50,000 remained outstanding and past due.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. As of March 31, 2018, the carrying value of the convertible promissory note was $10,000 and the note remained outstanding and in default.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. As of March 31, 2018, the carrying value of the convertible promissory note was $5,000 and the note remained outstanding and in default.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. As of March 31, 2018, the carrying value of the convertible promissory note was $15,000 and the note remained outstanding and in default.

(e)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the unsecured note accrues at a rate of 8% per annum. All principal and accrued interest under the unsecured note is due one year following the issue date of the unsecured Note and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166. On December 15, 2017, February 14, 2018 and February 21, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $310,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the $310,000 of notes assigned is now equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $0.04. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the three-month period ended March 31, 2018, $92,703 of the note was converted into 27,094,947 shares of common stock. During the three-month period ended March 31, 2018, the Company recorded accretion of $282,976 increasing the carrying value of the notes to $1,828,940.

(f)	On April 28, 2017, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor (the “Lender”), pursuant to which the Company issued to the Lender a senior secured convertible promissory note in the aggregate principal amount of $440,000 for an aggregate purchase price of $400,000, and a warrant with a term of three years to purchase up to 27,500,000 shares of common stock of the Company at an exercise price of $0.0255 per share. The interest on the outstanding principal due under the secured note accrues at a rate of 8% per annum. All principal and accrued interest under the secured note is due on April 27, 2018 and is convertible into shares of the Company’s common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the conversion, subject to adjustment upon the occurrence of certain events.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the three-month period ended December 31, 2017, the Company recorded accretion of $173,031 increasing the carrying value of the note to $194,557. On March 12, 2018, the Company issued 10,560,000 shares of common stock upon the conversion of $33,000 of principal pursuant of accrued interest of $2,640. On February 6, 2018, $374,000 of the debenture and $32,560 of accrued interest was converted into Series A Preferred Stock as described in Note 12(a).

(g)	On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the ADEX Note accrues at a rate of 6% per annum. All principal and accrued interest under the ADEX Note is due one year following the issue date of the ADEX Note and is convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $0.005 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $2,455,000 resulted in a discount to the note payable of $639,000. During the three-month period ended March 31, 2018, the Company recorded accretion of $37,913 increasing the carrying value of the notes to $1,398,913.

(h)	The Company also issued Intercloud a convertible note with a principal amount of $793,894 to settle a contingent liability of $793,893 owed as a result of the acquisition of AWS. The note is due on August 16, 2019 and bears interest at 1% per annum. The note is convertible into common shares of the Company at a conversion price equal to the 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000. During the three-month period ended March 31, 2018, the Company recorded accretion of $18,895 increasing the carrying value of the notes to $464,789.

(i)	On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.008 per share. The exercise price of the warrant will reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock is less than $0.008 on July 31, 2018. The note is due on January 15, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $0.005 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851. During the three-month period ended March 31, 2018, the Company recorded accretion of $70,048 increasing the carrying value of the notes to $70,048.

9.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 8(e) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 9(e), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(e) to 9(g), qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2018	December 31, 2017

Balance at the beginning of period	$4,749,712	$3,760,067
Derivative issued as part of acquisition	1,816,000	-
Original discount limited to proceeds of notes	1,487,000	250,200
Fair value of derivative liabilities in excess of notes proceeds received	229,851	82,766
Derivative warrants issued for services and to acquire non-controlling interest	327,536	-
Derivative liability settled through the issuance of preferred stock	(358,556)	(2,591,345)
Conversion of derivative liability	(354,138)	-
Change in fair value of embedded conversion option	(793,761)	3,248,024
Balance at the end of the period	$7,103,644	$4,749,712

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	0-299%	0.07-2.42%	0%	0.50-3.00
At December 31, 2017	259-294%	1.39-1.89%	0%	0.30-2.33
At January 3, 2018 upon conversion	280%	1.41%	0%	0.31
At February 6, 2018 upon conversion	331%	1.52%	0%	0.22
At March 12, 2018 upon conversion	340%	1.71%	0%	0.13
At March 30, 2018 upon conversion	192%	1.63%	0%	0.07
At March 31, 2018	209-333%	1.39-2.39%	0%	0.07-2.89

10.	Common Stock

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001.

(a)	As of December 31, 2017 and May 31, 2017, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)	As of December 31, 2017 and May 31, 2017, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(c)	On January 3, 2018, the Company issued 20,516,000 shares of common stock upon the conversion of $67,703 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $13,718 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(d)	On March 12, 2018, the Company issued 10,560,000 shares of common stock upon the conversion of $33,000 of principal and accrued interest of $2,640 pursuant to the loan described in Note 9(f). The Company recorded a loss on extinguishment of debt of $8,092 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(e)	On March 30, 2018, the Company issued 6,578,947 shares of common stock upon the conversion of $25,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $1,794 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(f)	On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the President of the Company in exchange for services for the Company. The shares vest over 12 months. During the three months ended December 31, 2017, the Company recorded $125,782 for the vested portion of the shares.

(g)	On December 28, 2017, the Company issued 43,400,000 shares of common stock with a fair value of $477,400 to a consultant for compensation and services rendered to the Company. The shares vest over 12 months. During the three months ended December 31, 2017, the Company recorded $60,997 for the vested portion of the shares.

11.	Preferred Stock

On November 15, 2017, the Company created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A Preferred Shares. The principal terms of the Series A Preferred Shares are as follows:

Voting rights – The Series A Preferred Shares do not have voting rights.

Dividend rights – The holders of the Series A Preferred Shares shall not be entitled to receive any dividends. No dividends (other than those payable solely in common stock) shall be paid on the common stock or any class or series of capital stock ranking junior, as to dividends, to the Series A Preferred Shares during any fiscal year of the Corporation until there shall have been paid or declared and set apart during that fiscal year for the holders of the Series A Preferred Shares a dividend in an amount per share equal to (i) the number of shares of common stock issuable upon conversion of the Series A Preferred Stock times (ii) the amount per share of the dividend to be paid on the common stock.

Conversion rights – The holders of the Series A Preferred Shares have the right to convert each Class A Preferred Share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Corporation. The number of shares of common stock into which each share of the Series A Preferred Shares may be converted shall be determined by dividing the sum of the Stated Value of the Series A Preferred Shares ($0.25 per share) being converted and any accrued and unpaid dividends by the Conversion Price in effect at the time of the conversion. The Series A Preferred Shares may be converted at an initial conversion price of the greater of 75% of the lowest VWAP during the ten (10) trading day period immediately preceding the date a conversion notice is delivered or $0.004.

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the following Series A Preferred Shares as a liability. On March 23, 2018, the Company revised the conversion rights of the Series A Preferred Stock to include a minimum conversion price of $0.004. This modification resulted in the reclassification of the Series A Preferred Shares from a liability to equity. As a result of the reclassification, the Company recognized a gain on extinguishment of $287,815.

•	On February 6, 2018, the Company issued 505,494 shares of Series A Preferred Stock with a fair value of $170,445 to settle $374,000 of principal, and $32,560 of accrued interest on the convertible notes described in Note 9(f). The Company recognized a gain on settlement of debt of $538,359.

12.	Share Purchase Warrants

As of March 31, 2018, the following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2017	83,575,000	0.03
Issued	55,427,289	0.006
Balance, March 31, 2018	139,002,289	0.02

As of March 31, 2018, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

666,667	0.03	August28, 2018
4,075,000	0.37	April 10, 2019
1,333,333	0.03	August 29, 2018
27,500,000	0.03	April 28, 2020
50,000,000	0.005	June 27, 2020
18,427,289	0.006	February 13, 2021
25,000,000	0.008	February 21, 2021
12,000,000	0.0016	March 22, 2019

139,002,289

On March 22, 2018, we issued Pryor Cashman LLP a warrant to purchase 12,000,000 shares of our common stock at an exercise price of $0.0016 per share. The proceeds of such warrant are to be used to apply to outstanding amounts owed to Pryor Cashman LLP for accrued legal fees.

13.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, December 31, 2017 and March 31, 2018	350,000	0.03	0.13	–
Exercisable, December 31, 2017 and March 31, 2018	350,000	0.03	0.13	–

Additional information regarding stock options as of March 31, 2018 is as follows:

Number of options	Exercise price $	Expiry date

350,000	0.03	May 17, 2018
350,000

14.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On November 30, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee for nearly two years.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At December 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Purchase and Sale Agreement with Prestige pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets.

(h)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(i)	Rent expense incurred under the Company’s operating leases amounted to $81,246 during the three months ended March 31, 2018.

(j)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending December 31,	Payments
2018	$167,616
2019	39,274
2020	0
Total	$206,890

15.	Segment Disclosures

During the three months ended March 31, 2017, the Company operated in one operating segment in one geographical area.

During the three months ended March 31, 2018, the Company had three operating segments including:

●	AW Solutions, which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry;
●	ADEX Corporation, an Alpharetta, Georgia-based company and ADEX Puerto Rico LLC. offering turnkey wireless and wireline telecom services and project staffing; and,
●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the SGS reporting segment in one geographical area (the United States), the AW Solutions operating segment in two geographical areas (the United States and Puerto Rico), and the ADEX operating segment in two geographical areas (the United States and Puerto Rico).

Financial statement information by operating segment for three months ended March 31, 2018 is presented below:

	Spectrum Global $	AW Solutions $	ADEX $	Total $

Net Sales	–	2,221,953	2,105,811	4,327,764
Operating (loss) income	(666,247)	(82,628)	5,386	(743,489)
Interest expense	(107,894)	(2,999)	(68,432)	(179,325)
Depreciation and amortization	–	43,585	4,248	47,833
Total Assets as of March 31, 2018	99,835	4,547,446	8,279,043	12,926,324

Geographic information for the three months ended and as of March 31, 2018 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	466,624	5,377
United States	3,861,139	6,169,096
Consolidated Total	4,327,763	6,174,473

16.	Subsequent Events

a)	On April 6, 2018, the Company designated 1,000 shares of Series B preferred stock of the Company (the “Series B Preferred Stock”) with a stated value of $3,500 per share. The Series B Preferred Stock is neither redeemable nor convertible into common stock. The aggregate voting power of the Series B Preferred Stock is equal to fifty-one percent of the total voting power of the Company.

b)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock.

c)	On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947.37 an aggregate purchase price of $1,500,000.00.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued interest under the secured note is due on October 23, 2019 and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.005. While during the first three months that the secured note is outstanding, only interest payments are due to the lender, beginning in month four, and on each monthly anniversary thereafter until maturity, amortization payments are due for principal and interest due under the secured note. The secured note includes customary events of default, including non-payment of the principal or accrued interest due on the secured note. Upon an event of default, all obligations under the secured note will become immediately due and payable.

d)	On May 18, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $295,746.73 for an aggregate purchase price of $280,959.39.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on May 18, 2019. The secured note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.005 per share. Interest is payable monthly on the 18th of each month. While interest payments must be made in cash during the first six months that the secured note is outstanding, beginning in month seven, and on each monthly anniversary thereafter until maturity, the Company has the option to pay interest payments in stock, subject to certain equity conditions being satisfied. Any payment of interest or principal scheduled after December 1, 2018 that is made in cash will be subject to a 5% prepayment premium. Any other prepayment is subject to a 10% premium. The secured note includes customary events of default, including non-payment of the principal or accrued interest due on the secured note and cross default to other notes owing to the investor. Upon an event of default, all obligations under the secured note and other notes owing to the investor will become immediately due and payable. In connection with the issuance of the secured note, the Company will also issue the investor 496,101 shares of Series A Preferred Stock. The investor was granted a right to participate in future financing transactions of the Company while the secured note remains outstanding.

The proceeds of the Secured Note were used to repurchase and retire 1,273,161 shares of Series A Preferred Stock of the Company. In addition, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities.

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

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to Spectrum Global Solutions, Inc., a Nevada corporation, and its consolidated subsidiaries.

The information that appears on our website at www.SpectrumGlobalSolutions.com is not part of this report.

Description of Business

On February 5, 2018, we completed our corporate jurisdiction continuation from the jurisdiction of the Province of British Columbia to the jurisdiction of the State of Nevada in accordance with the Articles of Conversion and the Articles of Incorporation filed with the Nevada Secretary of State. Our principal offices are located at 300 Crown Oak Centre, Longwood, Florida 32750. Our telephone number is (407) 512-9102. On January 2, 2018, we changed our fiscal year end to December 31.

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

Through our subsidiary in the energy division, Mantra Energy Alternatives (MEA) has developed cutting edge “green” technologies that can mitigate and reduce the carbon footprint of generators and consumers of fossil fuels, MEA mission and strategy of development and research efforts to acquire and commercially exploit various new energy related technologies through licenses and purchases. These energy technologies and services are to enable the sustainable consumption, production and management of resources on a residential, commercial and industrial scales on a national and international level. The company also provides marketing and graphic design services to help companies optimize their environmental awareness presence through the eyes of government, industry and the general public.

We provide the following categories of offerings to our customers:

●	Telecommunication Division: We provide a comprehensive array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks, DAS networks (iDAS/oDAS), small cell distribution networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.

●	Energy Division: We provide research and development resources in the continued exploration of energy alternatives and technologies. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications. The company also provides marketing and design services to help companies optimize their environmental awareness from an array of prospective ranging from the general public, industrial and government viewpoint.

Our Operating Units

Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico corporation (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

●	Mantra Energy Alternatives, Ltd. – Mantra Energy Alternatives, Ltd., is a British Columbia, Canada corporation (known as, “MEA”), which was incorporated in Nevada on January 22, 2007. On December 8, 2008 we made a jurisdiction change from the State of Nevada into the Province of British Columbia, Canada. We focus our business strategy in the energy sector in the ongoing research and development to commercialize alternative energy technologies and services to the residential, commercial and industrial marketplace. Continued focus and desire is to refine the technologies and exploratory efforts into strategic relationships, joint ventures, partnerships with third parties to assist in commercialization. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications. On May 18, 2018, we divested the entities comprising our energy division, and we do not plan to operate in this segment moving forward.

Results of Operations for the Three Month Periods Ended March 31, 2018 and March 31, 2017

Revenues

Our operating results for the three month periods ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Difference
Revenue	$4,327,764	$-	$4,327,764
Operating expenses	$1,286,735	$139,873	$1,146,862
Other income (expense)	$580,276	$(902,701)	$(1,195,162)
Net income (loss)	$(163,215)	$(1,042,574)	$591,544

Revenue generated during the three months ended March 31, 2018, was $4,327,764 compared to (Nil) revenues during the same period ended March 31, 2017. During this period ended March 31, 2018, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017 and (ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC., ADEX TELECOM, INC.) on February 28, 2018.

Expenses

During the three months ended March 31, 2018, our operating expenses were $1,286,735 compared to operating expenses of $139,873 for the three month period ended March 31, 2017. The increase on operating expense is a result of the acquisition of ADEX on February 28, 2018, which consisting of ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC. and ADEX TELECOM, INC. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $661,298 for the three months ended March 31, 2018 compared to $132,149 for the three months ended March 31, 2017. Salaries and wages were $577,604 for the three months ended March 31, 2018 compared to $2,121 for the three months ended March 31, 2017. Depreciation and amortization costs were $47,833 for the three months ended March 31, 2018 compared to $5,603 for the three months ended March 31, 2017.

Other Income (Expense)

For the three months ended March 31, 2018, we had other income of $580,276 compared to other expenses of $902,701 the same period in 2017. The increase was primarily due to a gain on extinguishment of preferred share liability of $287,815 during the three months ended March 31, 2018, a gain on settlement of debt of $561,963 during the three months ended March 31, 2018, compared to a loss on settlement of debt of $5,400 during the same period in 2017, and a decrease in loss from the change in fair value of conversion features of $1,191,888. This was offset by an increase in accretion of discounts on convertible debentures of $592,959.

Net Income (Loss)

For the three months ended March 31, 2018, we incurred a net loss of $163,215, compared to a net loss of $1,042,574 for the same period in 2017.

Liquidity and Capital Resources

As of March 31, 2018, our total current assets were $6,751,851 and our total current liabilities were $18,618,838, resulting in a working capital deficit of $11,866,987 compared to a working capital deficit of $9,389,007 as of December 31, 2017.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Statement of Operations Data:

Net Cash Used In Operating Activities	$(656,590)	$(16,585)
Net Cash Used In Investing Activities	$(8,889)	$-
Net Cash Provided by Financing Activities	$921,925	$15,184
Change In Cash	$256,446	$(1,401)

The increase in cash that we experienced in the period ended March 31, 2018, compared to the decrease during the period ended March 31, 2017, is primarily due to the acquisition of ADEX and its subsidiaries and increased funding requirements for ongoing operating activities. During the period ended March 31, 2018, the repayment of loans payable of $386,125 was made, and proceeds were received from a note payable of $1,116,306, which created the cash balance as noted above. We expect that our cash position will increase, due to operating profits in the telecommunication division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

As of March 31, 2018, we had cash of $285,339 compared to $Nil as of March 31, 2017. Our cash balance at the beginning of this year was $28,893.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: May 21, 2018	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer