Form 10-Q/A
period 2018-03-31
Spectrum Global Solutions, Inc.
filed 2018-08-15
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

264,983,878 common shares issued and outstanding as of May 21, 2018

Explanatory Note

Restatement of Consolidated Financial Statements

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which we originally filed with the Securities and Exchange Commission on May 21, 2018 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Information”

(ii)	Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(iii)	Item 4 of Part I “Controls and Procedures”

(iv)	Item 6 of Part II “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.

On August 10, 2018, after discussions with our management and outside advisors, the Audit Committee of our Board of Directors concluded that the restatement of the unaudited interim financial statements included in the Original Form 10-Q for the three months ended March 31, 2018 was required to correct errors in the Company’s accounting associated with the valuation of the derivative liability related to the conversion feature included in the convertible note described in Notes 3 and 9(g) during the three months ended March 31, 2018.

The effect of the error is to (1) decrease the goodwill recorded upon the acquisition of ADEX Corp and subsidiaries by $2,152,200; (2) decrease the fair value of the derivative liability by $2,394,911; and, (3) decrease the net loss for the three months ended March 31, 2018 by $242,711. The Company also reclassified the value of Series A Preferred Stock from permanent equity to mezzanine due to fact that as of March 31, 2018, the Company has an insufficient number of common shares authorized to satisfy conversion of the preferred stock into common stock. The Company determined that the misstated amounts are material to the March 31, 2018 financial statements. As a result, the Company amended and restated the interim financial statements for the three months ended March 31, 2018.

This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above and as further described in Note 2 to the consolidated financial statements, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, the Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q. As a result of these misstatements, the Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of March 31, 2018. See additional discussion included in Part I, Item 4 of this amended Quarterly Report on Form 10-Q/A.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

Page Number

Condensed Consolidated balance sheets as of March 31, 2018 (As Restated) (unaudited) and December 31, 2017	3

Condensed Consolidated statements of operations for the three months ended March 31, 2018 and 2017 (As Restated) (unaudited)	4

Condensed Consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (As Restated) (unaudited)	5

Notes to unaudited condensed consolidated financial statements	6 – 27

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	March 31,	December 31,
	2018	2017
	$	$
	(As Restated) (unaudited)
ASSETS
Current assets
Cash	285,339	28,893
Accounts receivable (net of allowance for doubtful accounts of $560,971 and $54,482, respectively)	6,432,403	1,473,377
Prepaid expenses and deposits	34,109	41,063
Total current assets	6,751,851	1,543,333
Property and equipment (net of accumulated depreciation of $1,004,164 and $999,769, respectively)	65,652	61,159
Goodwill	1,834,856	1,503,633
Customer lists (net of accumulated amortization of $90,823 and $65,269, respectively)	946,725	836,279
Tradenames (net of accumulated amortization of $59,484 and $41,600, respectively)	1,146,121	533,005
Other assets	28,918	27,931
Total assets	10,774,123	4,505,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	3,784,315	2,368,652
Due to related parties	117,640	159,782
Loans payable (net of discount of $618,188 and $nil, respectively)	3,621,692	363,081
Loans payable to related parties	148,858	148,858
Convertible debentures (net of discount of $1,438,501 and $573,776, respectively)	3,842,689	1,913,224
Derivative liability	4,708,733	4,749,712
Contingent liability	-	793,893
Preferred stock liability:
Authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 1,768,439 (December 31, 2017 – 1,262,945) shares	-	435,138
Total current liabilities	16,223,927	10,932,340

Mezzanine equity
Preferred stock Authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 1,768,439 (December 31, 2017 – 1,262,945) shares	317,767	-

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued and outstanding: 460,682,237 (December 31, 2017 – 423,027,290) shares	4,610	4,233
Additional paid-in capital	16,618,210	15,905,400
Common stock subscribed	74,742	74,742
Accumulated deficit	(22,188,456)	(22,322,725)
Total Spectrum Global Solutions, Inc. stockholders’ deficit	(5,173,127)	(6,338,350)
Non-controlling interest	(276,677)	(88,650)
Total stockholders’ deficit	(5,449,804)	(6,427,000)
Total liabilities and stockholders’ deficit	10,774,123	4,505,340

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018$	2017$
	(As Restated)

Revenue	4,327,764	-

Operating expenses
Cost of revenues	3,784,520	-
Depreciation and amortization	47,833	5,603
General and administrative	661,298	132,149
Salaries and wages	577,604	2,121

Total operating expenses	5,071,255	139,873

Loss from operations	(743,491)	(139,873)

Other income (expense)
Gain (loss) on settlement of debt	561,963	(5,400)
Gain on extinguishment of preferred stock liability	287,815	-
Loss on disposal of assets	-	2,067
Amortization of discounts on convertible debentures	(654,087)	(61,128)
Gain (loss) on change in fair value of derivatives	806,621	(627,978)
Interest expense	(179,325)	(102,648)
Impairment loss	-	(103,480)
Total other income (expense)	822,987	(902,701)

Net income (loss) for the period	79,496	(1,042,574)

Less: net loss attributable to the non-controlling interest	54,773	23,653

Net income (loss) attributable to Spectrum Global Solutions, Inc.	134,269	(1,018,921)

Net income (loss) per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic	0.00	(0.01)
Diluted	0.00	(0.01)

Weighted average number of shares outstanding used in the calculation of net income (loss) attributable to Spectrum Global Solutions, Inc. per common share:
Basic	445,161,856	117,272,240
Diluted	1,685,801,264	117,272,240

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018$	2017$
	(As Restated)
Operating activities

Net income (loss)	79,496	(1,042,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	(806,621)	627,978
Amortization of discounts on convertible debentures	654,087	61,128
Depreciation and amortization	47,833	5,603
Foreign exchange loss (gain)	6,365	(1,701)
Shares issued for services	-	790
Interest related to cash redemption premium on convertible notes	-	76,825
Stock-based compensation on options and warrants	312,561	-
Derivative warrants issued for services	68,536	-
Impairment loss	-	103,480
(Gain) loss on settlement of debt	(561,963)	5,400
Gain on extinguishment of preferred stock liability	(287,815)	-
Loss on disposal of assets	-	2,067
Changes in operating assets and liabilities:
Accounts receivable	184,723	(1,349)
Prepaid expenses and deposits	20,774	79
Accounts payable and accrued liabilities	(380,379)	115,994
Other assets	5,813	-
Due to related parties	-	29,695
Net cash used in operating activities	(656,590)	(16,585)
Investing activities
Purchase of equipment	(8,889)	-
Net cash provided by (used in) investing activities	(8,889)	-
Financing activities
Cash paid for lease obligation	-	(7,911)
Repayment of loan payable	(386,125)	(15,000)
Proceeds from notes payable	616,306	5,467
Cash received on acquisition	191,744	-
Proceeds from issuance of convertible debentures	500,000	31,839
Cheques issued in excess of funds on deposit	-	789
Net cash provided by financing activities	921,925	15,184
Change in cash	256,446	(1,401)
Cash, beginning of period	28,893	1,401
Cash, end of period	285,339	-
Non-cash investing and financing activities:
Common stock issued to settle accounts payable and debt	-	20,400
Common stock issued for conversion of notes payable	92,703	129,233
Net assets acquired in ADEX Acquisition	4,332,577	-
Goodwill	331,223	-
Warrant issued for non-controlling interest	133,256	-
Preferred stock issued to settle notes payable and accrued interest	439,560	-
Preferred stock issued to settle derivative liabilities	291,064	-
Preferred stock issued for prepaid expenses	13,820	-
Debt issuance cost	247,500	62,810
Original issue discounts	402,500	14,015
Reclassification of related party debt to accounts payable	-	-
Original debt discount against derivative liability	1,487,000	31,839

Supplemental disclosures:
Interest paid	4,622	9,141
Income taxes paid	-	-

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2018, the Company has an accumulated loss of $22,188,456, and a working capital deficit of $9,472,076. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017, consisted of the following:

	Total fair value at March 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,708,733	–	–	4,708,733

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

The Company accounts for derivative instruments in accordance with ASC Topic 815, ” Derivatives and Hedging ” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2018 and December 31, 2017, the Company had a $4,708,733 and $4,749,712 derivative liability, respectively.

x.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

2.	Restatement

The Company has restated its quarterly unaudited consolidated financial statements as of and for the period ended March 31, 2018 to correct for a misstatement identified associated with valuation of the derivative liability related to the conversion feature included in the convertible note described in Notes 3 and 9(g), as well as to reclassify preferred stock from permanent equity to mezzanine, during the three months ended March 31, 2018.

The effect of the error is to decrease the goodwill recorded upon the acquisition of ADEX by $2,152,200, the fair value of the derivative liability by $2,394,911 and decrease net loss by $242,711 for the three months ended March 31, 2018. The effect of the reclassification of preferred stock is to decrease permanent equity and increase the value of mezzanine equity instruments by $317,767. The Company determined that the misstated amounts are material to the March 31, 2018 financial statements. As a result, the Company amended and restated the interim financial statements for the three months ended March 31, 2018.

The following tables reflect the impact of the restatement to the consolidated balance sheet and the consolidated statement of operations.

	March 31, 2018
Consolidated Balance Sheet	As Previously Reported	Effect of Restatement	As Restated
Goodwill	$3,987,056	$(2,152,200)	$1,834,856
Total Assets	12,926,323	(2,152,200)	10,774,123
Derivative liability	7,103,644	(2,394,911)	4,708,733
Total current liabilities	18,618,838	(2,394,911)	16,223,927
Preferred stock – mezzanine	-	317,676	317,676
Preferred stock – par value	18	(18)	-
Additional paid in capital	16,935,959	(317,749)	16,618,210
Deficit Accumulated During the Development Stage	(22,431,167)	242,711	(22,188,456)
Total Spectrum Global Solutions, Inc. Stockholder’ Deficit	$(5,415,838)	$242,711	$(5,173,127)
Total Stockholder’ Deficit	$(5,692,515)	$242,711	$(5,449,804)

	For the Three Months Ended March 31, 2018
Consolidated Statement of Operations	As Previously Reported	Effect of Restatement	As Restated

Gain (loss) on change in fair value of derivatives	$563,910	$242,711	$806,621
Total other income	580,276	242,711	822,987
Net Income (Loss)	(163,215)	242,711	79,496
Net Income (Loss) Attributable to Spectrum Global Solutions, Inc.	$(108,442)	$242,711	$134,269
Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$0.00	$0.00

3.	ADEX Acquisition

a)	On February 6, 2018, pursuant to the Stock Purchase Agreement with InterCloud, the Company purchased, all of the issued and outstanding capital stock and membership interests of ADEX. The Company closed and completed the acquisition on February 27, 2018.

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

The Company has performed a valuation analysis of the fair market value of ADEX’ assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Purchase Price
$2,000,000 Convertible Note	$1,663,800
Cash	2,500,000
Cash retained for 90 days	500,000
Total Purchase Price	$4,663,800

Allocation of Purchase Price
Cash	$191,744
Accounts receivable	5,143,749
Other assets	6,800
Tradenames	631,000
Customer lists	136,000
Accounts payable	(136,684)
Accrued expenses	(1,627,116)
Other current liabilities	(12,916)
Goodwill	331,223
Net assets acquired	$4,663,800

The following table summarizes our consolidated results of operations for the three months ended March 31, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2017:

	March 31, 2018 $		March 31, 2017 $
	As Reported (As Restated)	Pro Forma	As Reported	Pro Forma

Net Sales	4,327,764	7,892,535	–	4,807,214
Net Income	134,269	127,318	(1,042,574)	(4,535,676)

Earnings per common share:

Basic	(0.00)	(0.00)	(0.01)	(0.04)

Diluted	(0.00)	(0.00)	(0.01)	(0.04)

4.	AWS Acquisition

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

5.	Property and Equipment

	March 31, 2018 $	December 31, 2017 $

Computers and office equipment	317,538	308,649
Equipment	382,139	382,140
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,114,235	1,105,347

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,004,164)	(999,769)

Equipment, Net	65,652	61,159

During the three months ended March 31, 2018, the Company recorded $4,395 (2017 - $5,603) of depreciation expense.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2018 Net carrying value $	December 31, 2017 Net carrying value $

Customer relationship and lists	1,037,548	90,823	–	946,725	836,279
Trade names	1,205,605	59,484	–	1,146,121	533,005
	2,243,153	150,307	–	2,092,846	1,369,284

During the three months ended March 31, 2018, the Company recorded $43,438 (2017 - $Nil) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending December 31, 2018	155,541
For year ending December 31, 2019	207,387
For year ending December 31, 2020	207,387
For year ending December 31, 2021	207,387
For year ending December 31, 2022	207,387
For year ending December 31, 2023	207,387
For year ending December 31, 2024	207,387
For year ending December 31, 2025	191,193
For year ending December 31, 2026	149,591
For year ending December 31, 2027	92,432

7.	Related Party Transactions

a)	As of March 31, 2018, the Company owes a total of $117,640 (December 31, 2017 - $109,978) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

b)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At March 31, 2018, the amount of $18,858 was owed.

c)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At March 31, 2018, the amount of $130,000 was owed.

8.	Loans Payable

(a)	As of March 31, 2018, the amount of $49,120 (Cdn$63,300) (December 31, 2017 - $50,349 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)	As of March 31, 2018, the amount of $17,500 (December 31, 2017 - $17,500) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(c)	As of March 31, 2018, the amounts of $7,500 and $28,712 (Cdn$37,000) (December 31, 2017 - $7,500 and $29,430 (Cdn$37,000)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

(d)	As of March 31, 2018, the amount of $4,490 (December 31, 2017 - $4,490) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

(e)	As of March 31, 2018, the amounts of $14,019 (Cdn$18,066) (December 31, 2017 - $14,370 (Cdn$18,066) was advanced by a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand.

(f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing. At March 31, 2018, the amount of $1,200 was owed.

(h)	As of March 31, 2018, and December 31, 2017, the amounts of $15,000 and $43,361 (Cdn$55,878) was owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. At March 31, 2018, the amount of $12,000 was owed.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.005 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the period ended December 31, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000. During the three month period ended March 31, 2018, the Company repaid the remaining balance outstanding.

(k)	On February 27, 2018, the Company, and its subsidiaries entered into a Business Loan and Security Agreement with Super G Capital, LLC, a Delaware limited liability company (“Super G”), as lender and received a term loan from Super G in an amount equal to $1,150,000, a portion of the proceeds of which were used to fund the Acquisition.

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

The embedded conversion option of the convertible debenture described in Note 9(e) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2018	December 31, 2017
	(As Restated)
Balance at the beginning of period	$4,749,712	$3,760,067
Derivative issued as part of acquisition	302,800	-
Original discount limited to proceeds of notes	1,487,000	250,200
Fair value of derivative liabilities in excess of notes proceeds received	229,851	82,766
Derivative warrants issued for services and to acquire non-controlling interest	327,536	-
Derivative liability settled through the issuance of preferred stock	(358,556)	(2,591,345)
Conversion of derivative liability	(354,138)	-
Change in fair value of embedded conversion option	(1,675,472)	3,248,024
Balance at the end of the period	$4,708,733	$4,749,712

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the following Series A Preferred Shares as a liability. On March 23, 2018, the Company revised the conversion rights of the Series A Preferred Stock to include a minimum conversion price of $0.004. This modification resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or “mezzanine”. As a result of the reclassification, the Company recognized a gain on extinguishment of $287,815.

•	On February 6, 2018, the Company issued 505,494 shares of Series A Preferred Stock with a fair value of $170,445 to settle $374,000 of principal, and $32,560 of accrued interest on the convertible notes described in Note 9(f). The Company recognized a gain on settlement of debt of $538,359.

13.	Share Purchase Warrants

As of March 31, 2018, the following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2017	83,575,000	0.03
Issued	55,427,289	0.006
Balance, March 31, 2018	139,002,289	0.02

As of March 31, 2018, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

666,667	0.03	August 28, 2018
4,075,000	0.37	April 10, 2019
1,333,333	0.03	August 29, 2018
27,500,000	0.03	April 28, 2020
50,000,000	0.005	June 27, 2020
18,427,289	0.006	February 13, 2021
25,000,000	0.008	February 21, 2021
12,000,000	0.0016	March 22, 2019

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

Financial statement information by operating segment for three months ended March 31, 2018 (As Restated) is presented below:

	Spectrum Global $	AW Solutions $	ADEX $	Total $

Net Sales	–	2,221,953	2,105,811	4,327,764
Operating (loss) income	(666,247)	(82,628)	5,386	(743,489)
Interest expense	(107,894)	(2,999)	(68,432)	(179,325)
Depreciation and amortization	–	43,585	4,248	47,833
Total Assets as of March 31, 2018	99,835	4,547,446	6,126,842	10,774,123

Geographic information for the three months ended and as of March 31, 2018 (As Restated) is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	466,624	5,377
United States	3,861,139	4,016,895
Consolidated Total	4,327,763	4,022,273

17.	Net Income (Loss) Per Share

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
	$	$

Numerator:
Net income (loss)	134,269	(1,018,921)
Convertible note interest	87,860	-
Adjusted diluted net income (loss)	222,129	(1,018,921)

Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	445,161,856	117,272,240
Effect of dilutive stock options and convertible notes payable	1,238,870,969	–
Effect of preferred shares	1,768,439	–
Diluted	1,685,801,264	117,272,240

Net income (loss) per share applicable to common stockholders:
Basic	0.00	(0.01)
Diluted	0.00	(0.01)

18.	Subsequent Events

a)	On April 6, 2018, the Company designated 1,000 shares of Series B preferred stock of the Company (the “Series B Preferred Stock”) with a stated value of $3,500 per share. The Series B Preferred Stock is neither redeemable nor convertible into common stock. The aggregate voting power of the Series B Preferred Stock is equal to fifty-one percent of the total voting power of the Company.

b)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock.

c)	On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947.37 an aggregate purchase price of $1,500,000.00.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been adjusted to reflect the restatement of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this amended Quarterly Report on Form 10-Q/A and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements (Unaudited) of this amended Quarterly Report on Form 10-Q/A.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “$“refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

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

We provide the following categories of offerings to our customers:

●	Telecommunication Division: We provide a comprehensive array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks, DAS networks (iDAS/oDAS), small cell distribution networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.

●	Energy Division: We provide research and development resources in the continued exploration of energy alternatives and technologies. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications. The company also provides marketing and design services to help companies optimize their environmental awareness from an array of prospective ranging from the general public, industrial and government viewpoint.

Our Operating Units

Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico corporation (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

●	Mantra Energy Alternatives, Ltd. – Mantra Energy Alternatives, Ltd., is a British Columbia, Canada corporation (known as, “MEA”), which was incorporated in Nevada on January 22, 2007. On December 8, 2008 we made a jurisdiction change from the State of Nevada into the Province of British Columbia, Canada. We focus our business strategy in the energy sector in the ongoing research and development to commercialize alternative energy technologies and services to the residential, commercial and industrial marketplace. Continued focus and desire is to refine the technologies and exploratory efforts into strategic relationships, joint ventures, partnerships with third parties to assist in commercialization. MEA has successfully acquired and owns a process for the electro-reduction of carbon dioxide (“ERC”) and has secured world licenses for a mixed-reaction fuel cell (“MRFC”) which is in continuous focus toward commercial applications. On May 18, 2018, we divested the entities comprising our energy division, and we do not plan to operate in this segment moving forward.

Results of Operations for the Three Month Periods Ended March 31, 2018 and March 31, 2017

Revenues

Our operating results for the three month periods ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, 2018 (As Restated)	Three Months Ended March 31, 2017	Difference
Revenue	$4,327,764	$-	$4,327,764
Operating expenses	$1,286,735	$139,873	$1,146,862
Other income (expense)	$822,987	$(902,701)	$(1,725,688)
Net income (loss)	$79,496	$(1,042,574)	$1,122,043

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

Other Income (Expense)

For the three months ended March 31, 2018, we had other income of $822,987 compared to other expenses of $902,701 the same period in 2017. The increase was primarily due to a gain on extinguishment of preferred share liability of $287,815 during the three months ended March 31, 2018, a gain on settlement of debt of $561,963 during the three months ended March 31, 2018, compared to a loss on settlement of debt of $5,400 during the same period in 2017, and a decrease in loss from the change in fair value of conversion features of $1,434,599. This was offset by an increase in accretion of discounts on convertible debentures of $592,959.

Net Income (Loss)

For the three months ended March 31, 2018, we had net income of $79,496, compared to a net loss of $1,042,574 for the same period in 2017.

Liquidity and Capital Resources

As of March 31, 2018, our total current assets were $6,751,851 and our total current liabilities were $16,223,927, resulting in a working capital deficit of $9,472,076 compared to a working capital deficit of $9,389,007 as of December 31, 2017.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three Months Ended March 31, 2018 (As Restated)	Three Months Ended March 31, 2017
Statement of Operations Data:

Net Cash Used In Operating Activities	$(656,590)	$(16,585)
Net Cash Used In Investing Activities	$(8,889)	$-
Net Cash Provided by Financing Activities	$921,925	$15,184
Change In Cash	$256,446	$(1,401)

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: August 15, 2018	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer