Form 10-Q
period 2018-06-30
Spectrum Global Solutions, Inc.
filed 2018-08-20
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

301,401,440 common shares issued and outstanding as of August 17, 2018

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

Page Number

Condensed Consolidated balance sheets as of June 30, 2018 (unaudited) and December 31, 2017	3

Condensed Consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	4

Condensed Consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (unaudited)	5

Notes to unaudited condensed consolidated financial statements	6 – 26

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	June 30,	December 31,
	2018	2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash	180,229	28,893
Accounts receivable (net of allowance for doubtful accounts of $550,971 and $54,482, respectively)	8,160,183	1,473,377
Prepaid expenses and deposits	12,500	41,063
Total current assets	8,352,912	1,543,333
Property and equipment (net of accumulated depreciation of $1,009,003 and $999,769, respectively)	67,494	61,159
Goodwill	1,834,856	1,503,633
Customer lists (net of accumulated amortization of $123,655 and $65,269, respectively)	913,893	836,279
Tradenames (net of accumulated amortization of $78,586 and $41,600, respectively)	1,127,019	533,005
Other assets	29,159	27,931
Total assets	12,325,333	4,505,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	4,765,283	2,368,652
Due to related parties	11,351	159,782
Loans payable	411,257	363,081
Loans payable to related parties	233,858	148,858
Convertible debentures (net of discount of $2,843,924 and $573,776, respectively)	4,179,662	1,913,224
Factor financing	2,730,993	-
Derivative liability	7,397,424	4,749,712
Warrant liability	100,000	-
Contingent liability	-	793,893
Preferred stock liability:
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 450,846 (December 31, 2017 – 1,262,945) shares	-	435,138
Total current liabilities	19,829,828	10,932,340

Mezzanine equity
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 450,846 (December 31, 2017 – 1,262,945) shares	89,012	-
Preferred stock authorized: 1,000 Series B stock, stated value $3,500 Issued and outstanding: 1,000 (December 31, 2017 – 0) shares	484,530	-

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued 285,788,741 (December 32, 2017- 423,027,290); Outstanding: 161,537,231 (December 31, 2017 – 423,027,290)	2,858	4,233
Additional paid-in capital	17,575,434	15,905,400
Treasury stock, at cost	(277,436)	-
Common stock subscribed	74,742	74,742
Subscriptions receivable	(222,964)	-
Accumulated deficit	(25,230,671)	(22,322,725)
Total Spectrum Global Solutions, Inc. stockholders’ deficit	(7,504,495)	(6,338,350)
Non-controlling interest	-	(88,650)
Total stockholders’ deficit	(7,504,495)	(6,427,000)
Total liabilities and stockholders’ deficit	12,325,333	4,505,340

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018 $	2017 $	2018 $	2017 $

Revenue	10,964,122	2,230,249	15,291,886	2,230,249

Operating expenses
Cost of revenues	9,371,989	1,600,349	13,156,509	1,600,349
Depreciation and amortization	56,773	58,660	104,606	64,263
General and administrative	1,500,065	709,542	2,161,363	711,663
Salaries & wages	1,317,904	4,089,784	1,895,508	4,221,933

Total operating expenses	12,246,731	6,458,335	17,317,986	6,598,208

Loss from operations	(1,282,609)	(4,228,086)	(2,026,100)	(4,367,959)

Other income (expense)
Gain (loss) on settlement of debt	12,412	(8,802)	574,375	(14,202)
Gain on extinguishment of preferred stock liability	2,999	–	290,814	–
Loss on disposal of assets	–	–	–	(2,067)
Amortization of discounts on convertible debentures	(887,157)	(249,700)	(1,541,244)	(310,828)
Gain (loss) on change in fair value of derivatives	(982,510)	(3,579,737)	(175,889)	(4,207,715)
Interest expense	(329,118)	(38,500)	(508,443)	(141,148)
Gain on disposal of subsidiaries	577,299	–	577,299	–
Impairment loss	–	–	–	(103,480)
Total other income expense	(1,606,075)	(3,876,739)	(783,088)	(4,779,440)

Net income (loss) for the period	(2,888,684)	(8,104,825)	(2,809,188)	(9,147,399)

Less: net loss attributable to the non-controlling interest	(1,344)	(4,889)	53,429	(1,596)

Net income (loss) attributable to Spectrum Global Solutions, Inc.	(2,890,028)	(8,109,714)	(2,755,759)	(9,148,995)

Less: Deemed dividend- Series A preferred stock redemption	(152,187)	–	(152,187)	–

Net income (loss) attributable to common shareholders	(3,042,215)	(8,109,714)	(2,907,946)	(9,148,995)

Net income (loss) per share attributable to Spectrum Global Solutions, Inc. common shareholders: Basic and diluted	(0.01)	(0.04)	(0.01)	(0.06)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Spectrum Global Solutions, Inc. per common share: Basic and diluted	319,875,059	199,742,240	382,380,400	162,294,349

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2018 $	2017 $
Operating activities

Net loss	(2,961,375)	(9,147,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	175,889	4,207,715
Amortization of discounts on convertible debentures	1,541,244	310,828
Depreciation and amortization	104,606	64,263
Foreign exchange loss (gain)	(4,721)	13,735
Shares issued for services	1,151,739	3,976,068
Interest related to cash redemption premium on convertible notes	–	71,881
Gain on disposition of subsidiary	(577,299)	–
Derivative warrants issued for services	68,536	–
Impairment loss	–	103,480
(Gain) loss on settlement of debt	(574,375)	14,202
Gain on extinguishment of preferred stock liability	(290,814)	–
Deemed dividend- Series A preferred stock redemption	152,187	–
Loss on disposal of assets	–	2,067
Changes in operating assets and liabilities:
Accounts receivable	(1,543,531)	(51,379)
Prepaid expenses and deposits	28,433	(88,964)
Accounts payable and accrued liabilities	1,246,778	(65,125)
Other assets	5,572	(1,445)
Due to related parties	(42,872)	96,154
Net cash used in operating activities	(1,520,003)	(493,919)
Investing activities
Cash received upon acquisition of subsidiary	191,744	115,112
Cash disposed upon disposition of subsidiary	(328)	–
Purchase of equipment	(15,569)	–
Net cash provided by(used in) investing activities	175,847	115,112
Financing activities
Cash paid for lease obligation	–	(7,911)
Repayment of loan payable	(1,723,000)	–
Proceeds from notes payable	1,133,493	282,801
Proceeds from related party loans	85,000	–
Proceeds from issuance of convertible debentures	2,280,959	431,839
Repurchase of preferred shares	(280,960)	–
Net cash provided by financing activities	1,495,492	706,729
Change in cash	151,336	327,922
Cash, beginning of period	28,893	1,401
Cash, end of period	180,229	329,323
Non-cash investing and financing activities:
Common stock issued to settle accounts payable and debt	2,640	20,400
Common stock issued for conversion of notes payable	178,000	49,925
Net assets acquired in ADEX Acquisition	4,332,577	–
Net assets acquired in AW Solutions Acquisition	–	2,360,675
Non-controlling interest	–	(339,309)
Goodwill	331,223	1,503,634
Warrant issued for non-controlling interest	133,256	–
Series A preferred stock issued to settle notes payable and accrued interest	406,560	–
Preferred stock issued to settle derivative liabilities	291,064	–
Debt issuance cost	247,500	–
Original issue discounts	496,234	72,444
Original debt discount against derivative liability	3,267,959	1,860,483

Supplemental disclosures:
Interest paid	338,235	2,709
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

June 30, 2018

(Expressed in U.S. dollars)

1.	Organization and Significant Accounting Policies

a.	Organization and nature of operations

Spectrum Global Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business. After the acquisition of AW Solutions, the Company provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry. On November 15, 2017, the Company changed its name to “Spectrum Global Solutions, Inc.” On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company.

On February 6, 2018, the Company entered into and closed on an Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased all of the issued and outstanding capital stock and membership interests of ADEX Corp. (“ADEX”). The Company closed and completed the acquisition on February 27, 2018. After the acquisition of ADEX, the Company provides professional, multi-service line, telecommunications infrastructure, outsource services and staffing solutions the wireless and wireline industry. On May 18, 2018, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities.

b.	Condensed financial statements

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has yet to acquire commercially exploitable energy related technology and is unlikely to generate earnings in the immediate or foreseeable future. The recently acquired AW Solutions and ADEX business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2018, the Company has an accumulated deficit of $25,230,671, and a working capital deficit of $11,476,916. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d.	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, AW Solutions, Inc. (from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017), AW Solutions Puerto Rico, LLC. (from the date of acquisition, April 25, 2017), ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (from the date of acquisition, February 27, 2018). All the subsidiaries are wholly-owned. As described in Note 4, during the six months ended June 30, 2018, the Company disposed of the following subsidiaries; Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At June 30, 2018 and December 31, 2017, unbilled receivables totaled $1,988,543 and $11,429, respectively, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2018 and December 31, 2017 was $550,971 and $54,482, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the six months ended June 30, 2018.

j.	Intangible Assets

At June 30, 2018 and December 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 1-20 years.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $166,084 plus penalties and interest of $96,764 for a total obligation due of $262,848. This tax assessment is included in accrued expenses at June 30, 2018 and December 31, 2017.

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

The infrastructure and professional services revenues are derived from contracts to provide technical engineering services along with contracting services to commercial and governmental customers. The Company’s service contracts generally require specific tasks or services that the Company must perform under the contract. These contracts were accounted for under the proportional performance method. Under this method, revenue was recognized in proportion to the value provided to the customer for each project as of each reporting date. Direct costs incurred related to performance of the task or service are deferred and recorded as prepaid expense and are expensed when the related revenue is recognized.

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

q.	Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2018, the Company had 2,373,127,808 (June 30, 2017 – 1,622,789,926) common stock equivalents outstanding.

r.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

s.	Recent Accounting Pronouncements

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

t.	Concentrations of Credit Risk

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2018, four customers accounted for 22%, 21%, 17% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 22%, 16%, 13% and 12%, respectively, of trade accounts receivable as of June 30, 2018. For the six months ended June 30, 2017, two customers accounted for 49% and 8%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38% and 10%, respectively, of trade accounts receivable as of June 30, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 93% of consolidated revenues for the six month period ended June 30, 2018 (84% - 2017). Revenues generated from customers in Puerto Rico accounted for approximately 7% of consolidated revenues for the six month period ended June 30, 2018 (16% - 2017).

u.	Fair Value Measurements

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2018 and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017, consisted of the following:

	Total fair value at June 30, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	7,397,424	–	–	7,397,424

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 11 for additional information.

v.	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2018 and December 31, 2017, the Company had a $7,497,424 and $4,749,712 derivative liability, respectively.

w.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

2.	ADEX Acquisition

On February 6, 2018, pursuant to the Stock Purchase Agreement with InterCloud, the Company purchased all of the issued and outstanding capital stock and membership interests of ADEX. The Company closed and completed the acquisition on February 27, 2018.

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

The Company has performed a valuation analysis of the fair market value of ADEX’s assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Purchase Price
$2,000,000 Convertible Note	$3,663,800
Cash	2,500,000
Cash retained for 90 days	500,000
Total Purchase Price	$4,663,800

Allocation of Purchase Price
Cash	$191,744
Accounts receivable	5,143,749
Other assets	6,800
Tradenames	631,000
Customer lists	136,000
Accounts payable	(136,684)
Accrued expenses	(1,627,116)
Other current liabilities	(12,916)
Goodwill	331,223
Net assets acquired	$4,663,800

The following table summarizes our consolidated results of operations for the six months ended June 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2017:

	June 30, 2018 $		June 30, 2017 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	15,291,886	18,856,657	2,230,249	7,037,463
Net Loss	(2,907,946)	(2,762,710)	(9,148,995)	(12,642,097)

Earnings per common share:

Basic	(0.01)	(0.01)	(0.06)	(0.08)

Diluted	(0.01)	(0.01)	(0.06)	(0.08)

3.	AWS Acquisition

On April 25, 2017, pursuant to the Asset Purchase Agreement with InterCloud, the Company purchased, 80.1% of the assets associated with InterCloud’s “AW Solutions” business (“AWS”) including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”).

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with AWS, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (as described in Note 10(j)), and a potential earn-out after three months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the business for the six-month period immediately following the closing and (ii) $1,500,000. During the seven months ended December 31, 2017, InterCloud agreed to reduce the contingent liability to $793,893, as a result, the Company recorded a $615,518 gain on settlement of debt. The Company also issued InterCloud the convertible note described in Note 10(f) with a principal amount of $793,894 to settle a contingent liability of $793,893.

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

4.	Disposition of Subsidiaries

During the six months ended June 30, 2018, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. (collectively the Mantra Venture Group) to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities and the Company will have no further involvement with the deconsolidated subsidiaries.

The Company recorded a gain on the disposal of the Mantra Venture Group of $577,299. The Mantra Venture Group was essentially inactive and its operations were immaterial to the rest of the Company’s operations.

5.	Property and Equipment

	June 30, 2018 $	December 31, 2017 $

Computers and office equipment	324,219	308,649
Equipment	382,139	382,140
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356

Total	1,120,916	1,105,347

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,009,003)	(999,769)

Equipment, Net	67,494	61,159

During the six months ended June 30, 2018, the Company recorded $9,234 (2017 - $32,083) of depreciation expense.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	June 30, 2018 Net carrying value $	December 31, 2017 Net carrying value $

Customer relationship and lists	1,037,548	78,586	–	913,893	836,279
Trade names	1,205,605	123,655	–	1,127,019	533,005
	2,243,153	202,241	–	2,040,912	1,369,284

During the six months ended June 30, 2018, the Company recorded $95,372 (2017 - $28,489) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending December 31, 2018	103,694
For year ending December 31, 2019	207,387
For year ending December 31, 2020	207,387
For year ending December 31, 2021	207,387
For year ending December 31, 2022	207,387
For year ending December 31, 2023	207,387
For year ending December 31, 2024	207,387
For year ending December 31, 2025	191,193
For year ending December 31, 2026	149,591
For year ending December 31, 2027	92,432

7.	Related Party Transactions

a)	As of June 30, 2018, the Company owes a total of $11,351 (December 31, 2017 - $109,978) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

b)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At June 30, 2018, the amount of $18,858 was owed.

c)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At June 30, 2018, the amount of $130,000 was owed.

d)	On April 13, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on April 10, 2019 and bears interest at a rate of 8% per annum. At June 30, 2018, the amount of $85,000 was owed.

e)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. The Company recorded the fair value of the Series B Preferred Stock of $517,547 as mezzanine equity and reduced common shares and additional paid in capital an equal amount.

8.	Loans Payable and Factor Financing

(a)	As of June 30, 2018, the amount of $41,361 (Cdn$53,300) (December 31, 2017 - $50,349 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand. A loan of $7,760 (Cdn$10,000) was owed by a subsidiary of the Company at December 31, 2017. The subsidiary was disposed of during the six months ended June 30, 2018.

(b)	As of December 31, 2017, $17,500 was owed by a subsidiary of the Company to a non-related party which was non-interest bearing, unsecured, and due on demand. During the six months ended June 30, 2018, the Company disposed of the subsidiary.

(c)	As of June 30, 2018, the amounts of $7,500 and $2,636 (Cdn$3,400) (December 31, 2017 - $7,500 and $29,430 (Cdn$33,600)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand. The loan of $28,712 (Cdn$37,000) was owed by a subsidiary of the Company at December 31, 2017. The subsidiary was disposed of during the six months ended June 30, 2018.

(d)	As of December 31, 2017, the amount of $4,490 was owed by a subsidiary to a non-related party which is non-interest bearing, unsecured, and due on demand. During the six months ended June 30, 2018, the Company disposed of the subsidiary.

(e)	As of December 31, 2017, $14,370 (Cdn$18,066) was owed by a subsidiary to a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand. During the six months ended June 30, 2018, the Company disposed of the subsidiary.

(f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 100,000 shares of the Company’s common stock at a price of $0.15 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing. At June 30, 2018, the amount of $1,200 was owed.

(h)	As of December 31, 2017, the amounts of $15,000 and $43,361 (Cdn$55,878) was owed to non-related parties. A loan of $35,601 (Cdn$45,878) owed by a subsidiary of the Company at December 31, 2017, and the subsidiary was disposed of during the six months ended June 30, 2018. As of June 30, 2018, and December 31, 2017, the amounts of $15,000 and $7,760 (Cdn$10,000) was owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. At June 30, 2018, the amount of $12,000 was owed.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of $0.005 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the period ended December 31, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000. During the six month period ended June 30, 2018, the Company repaid the remaining balance outstanding.

(k)	On February 27, 2018, the Company, and its subsidiaries entered into a Business Loan and Security Agreement with Super G Capital, LLC, a Delaware limited liability company (“Super G”), as lender and received a term loan from Super G in an amount equal to $1,150,000, a portion of the proceeds of which were used to fund the Acquisition.

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

The Super G Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and failure to own 100% of the Company’s subsidiaries. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable. During the period ended June 30, 2018, the Company repaid the loan and recorded accretion equal to the debt discount of $477,500.

(l)	The Company owed Intercloud $500,000 of the acquisition price of ADEX (described in Note 3) which was retained by the Company in order to satisfy outstanding liabilities acquired by ADEX. During the six month period ended June 30, 2018, the Company repaid $225,000 of this amount, leaving an ending balance of $275,000

(m)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Purchase and Sale Agreement with Prestige Capital Corporation (“Prestige”) pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. Prestige shall have the right to chargeback to the Company any account that is not paid within 100 days of the invoice date for any reason other than insolvency. Prestige shall have no recourse against the Company if payments are not received solely due to the insolvency of an account debtor within 100 days of the invoice date. At June 30, 2018, the Company owed $2,730,993 pursuant to this agreement.

9.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 625,000 shares of the Company’s common stock at a price of $0.40 per share. The Company also issued 250,000 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $0.50 per share.

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

At December 31, 2017, the other remaining debenture of $50,000 remained owed by a subsidiary and past due. During the six months ended June 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. The loan was owed by a subsidiary and during the six months ended June 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. The loan was owed by a subsidiary and during the six months ended June 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $0.04 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. The loan was owed by a subsidiary and during the six months ended June 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(e)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the unsecured note accrues at a rate of 8% per annum. All principal and accrued interest under the unsecured note is due one year following the issue date of the unsecured Note and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166. On December 15, 2017, February 14, 2018 and February 21, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $315,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the $354,375 of notes assigned is now equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $0.04. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the six-month period ended June 30, 2018, $145,000 of the note was converted into 40,233,059 shares of common stock. During the six-month period ended June 30, 2018, the Company recorded accretion of $361,333 increasing the carrying value of the notes to $1,855,000.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the six-month period ended December 31, 2017, the Company recorded accretion of $173,031 increasing the carrying value of the note to $194,557. On March 12, 2018, the Company issued 10,560,000 shares of common stock upon the conversion of $33,000 of principal pursuant of accrued interest of $2,640. On February 6, 2018, $374,000 of the debenture and $32,560 of accrued interest was converted into Series A Preferred Stock as described in Note 12(a).

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $2,455,000 resulted in a discount to the note payable of $639,000. During the six-month period ended June 30, 2018, the Company recorded accretion of $131,233 increasing the carrying value of the notes to $1,492,233.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000. During the six-month period ended June 30, 2018, the Company recorded accretion of $66,061 increasing the carrying value of the notes to $511,955.

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

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851. During the six-month period ended June 30, 2018, the Company recorded accretion of $137,309 increasing the carrying value of the notes to $137,309.

j)	On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947.37 for an aggregate purchase price of $1,500,000.00.

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

If the Company issues any common stock or common stock equivalents at an effective price per share less than $0.005 then the conversion price of the note will be reduced to the lower price. As long as the note is not in default the Company may repay the note at 110% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

In connection with the Purchase Agreement, the Company entered into a security agreement, dated as of April 23, 2018, with the Lender (the “Security Agreement”) and an intellectual property security agreement, dated as of April 23, 2018, with the Lender pursuant to which the Company granted a security interest in substantially all of the assets of the Company, but for those assets over which Prestige Capital Corporation holds a lien, to secure the Company’s obligations under the secured note. In addition, all of the Company’s subsidiaries are guarantors of the Company’s obligations to the Lender pursuant to the Secured Note.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $3,325,000 resulted in a discount to the note payable of $1,500,000 and an initial derivative expense of $1,825,000. During the six-month period ended June 30, 2018, the Company recorded accretion of $142,719 increasing the carrying value of the notes to $142,719.

k)	On May 18, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $295,746 for an aggregate purchase price of $280,959.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on May 18, 2019. The secured note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.005 per share. Interest is payable monthly on the 18th of each month. While interest payments must be made in cash during the first six months that the secured note is outstanding, beginning in month seven, and on each monthly anniversary thereafter until maturity, the Company has the option to pay interest payments in stock, subject to certain equity conditions being satisfied. Any payment of interest or principal scheduled after December 1, 2018 that is made in cash will be subject to a 5% prepayment premium. Any other prepayment is subject to a 10% premium. The secured note includes customary events of default, including non-payment of the principal or accrued interest due on the secured note and cross default to other notes owing to the investor. Upon an event of default, all obligations under the secured note and other notes owing to the investor will become immediately due and payable. In connection with the issuance of the secured note, the Company issued the investor 496,101 shares of Series A Preferred Stock. The investor was granted a right to participate in future financing transactions of the Company while the secured note remains outstanding.

If the Company issues any common stock or common stock equivalents at an effective price per share less than $0.005 then the conversion price of the note will be reduced to the lower price. As long as the note is not in default the Company may repay the note at 110% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

In connection with the Securities Purchase Agreement, the Company entered into an amendment to the existing Security Agreement described in Note 9(j). Pursuant to the amendment, the Company agreed that obligations under the secured note and related documents will be secured pursuant to the existing security interest in substantially all of the assets of the Company securing other notes issued to the Investor (except for those assets over which Prestige Capital Corporation holds a lien). In addition, all of the Company’s subsidiaries are guarantors of the Company’s obligations to the Investor pursuant to the Secured Note and have granted a similar security interest over substantially their assets.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $468,000 resulted in a discount to the note payable of $280,959 and an initial derivative expense of $187,041. During the six-month period ended June 30, 2018, the Company recorded accretion of $40,448 increasing the carrying value of the notes to $40,446.

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

Upon the issuance of the convertible note payable described in Note 9(e), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(e) to 9(k), qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

During the year ended May 31, 2017, the Company reclassified 350,000 options exercisable at $0.03 until March 16, 2017 with a fair value of $2,350, 2,000,000 warrants exercisable at $0.03 until August 29, 2018 with a fair value of $13,745, 533,333 warrants exercisable at $0.80 with a fair value of $Nil, 4,075,000 warrants exercisable at $0.37 with a fair value of $16,978, and a $59,853 note convertible at $0.40 with a fair value of $41 that qualified for treatment as derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	June 30, 2018	December 31, 2017

Balance at the beginning of period	$4,749,712	$3,760,067
Derivative issued as part of acquisition	302,800	-
Original discount limited to proceeds of notes	3,267,959	250,200
Fair value of derivative liabilities in excess of notes proceeds received	2,241,892	82,766
Derivative warrants issued for services and to acquire non-controlling interest	327,536	-
Derivative liability settled through the issuance of preferred stock	(458,556)	(2,591,345)
Conversion of derivative liability	(430,212)	-
Change in fair value of embedded conversion option	(2,603,707)	3,248,024
Balance at the end of the period	$7,397,424	$4,749,712

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	0-299%	0.07-2.63%	0%	0.50-3.00
At December 31, 2017	259-294%	1.39-1.89%	0%	0.30-2.33
At January 3, 2018 upon conversion	280%	1.41%	0%	0.31
At February 6, 2018 upon conversion	331%	1.52%	0%	0.22
At March 12, 2018 upon conversion	340%	1.71%	0%	0.13
At March 30, 2018 upon conversion	192%	1.63%	0%	0.07
At May 3, 2018 upon conversion	289%	2.02%	0%	0.79
At May 24, 2018 upon conversion	293%	2.09%	0%	0.73
At June 30, 2018	167-301%	1.39-2.63%	0%	0.07-2.89

11.	Common Stock

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001.

(a)	As of December 31, 2017, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)	As of December 31, 2017, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(c)	On January 3, 2018, the Company issued 20,516,000 shares of common stock upon the conversion of $67,703 of principal pursuant to the loan described in Note 10(e). The Company recorded a gain on extinguishment of debt of $13,718 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(c)	On March 12, 2018, the Company issued 10,560,000 shares of common stock upon the conversion of $33,000 of principal and accrued interest of $2,640 pursuant to the loan described in Note 10(f). The Company recorded a loss on extinguishment of debt of $8,092 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(c)	On March 30, 2018, the Company issued 6,578,947 shares of common stock upon the conversion of $25,000 of principal pursuant to the loan described in Note 10(e). The Company recorded a gain on extinguishment of debt of $1,794 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(e)	On December 28, 2017, the Company issued 46,374,245 shares of common stock with a fair value of $510,117 to the President of the Company and 46,374,245 shares of common stock with a fair value of $510,117 to the Chief Executive Officer of the Company in exchange for services for the Company. The shares vest over 12 months. During the six months ended June 30, 2018, the Company recorded $505,927 for the vested portion of the shares.

(f)	On December 28, 2017, the Company issued 43,400,000 shares of common stock with a fair value of $477,400 to a consultant for compensation and services rendered to the Company. The shares vest over 12 months. During the six months ended June 30, 2018, the Company recorded $136,858 for the vested portion of the shares.

(g)	On April 18, 2018, the Company issued 3,415,889 shares of common stock upon the conversion of $12,297 of principal pursuant to the loan described in Note 10(e). The Company recorded a gain on extinguishment of debt of $2,049 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

h)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 217,000,000 common shares exchanged, 92,748,490 shares were unvested. The remaining stock-based compensation related to the unvested shares in the amount of $715,561 was recorded during the period. Of the 217,000,00 common shares exchanged, 124,251,510 were fully vested, these shares were placed in treasury.

(j)	On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 12,330,196 common shares of the Company and on May 18, 2018, 29,156 Series A Preferred Shares were converted by the holders into 13,222,696 common shares of the Company in error. The Company has recorded the fair value of the common shares of $222,964 as subscriptions receivable while the Company attempts to regain the shares.

(k)	On May 3, 2018, the Company issued 5,555,556 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 10(e). The Company recorded a gain on extinguishment of debt of $13,432 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(l)	On May 24, 2018, the Company issued 4,166,667 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 10(e). The Company recorded a gain on extinguishment of debt of $15,386 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(m)

On June 2, 2018, 13,622 Series A Preferred Shares were converted by the holders into 3,415,500 common shares of the Company pursuant to the conversion terms of the Series A Preferred Shares.

As the Series A Preferred Shares are equity classified and the conversion was pursuant to the terms of the agreement, the conversion did not result in a deemed dividend or a gain/loss upon conversion.

Upon conversion the Company derecognized the Preferred Shares and adjusted the par value of Common stock and APIC.

Treasury stock- The Company holds 124,251,510 shares in treasury at a cost of $277,436.

12.	Preferred Stock

Series A

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the following Series A Preferred Shares as a liability. On March 23, 2018, the Company revised the conversion rights of the Series A Preferred Stock to include a minimum conversion price of $0.004. This modification resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or “mezzanine”. As a result of the reclassification the Company recognized a gain on extinguishment of $290,814.

●	On February 6, 2018, the Company issued 505,494 shares of Series A Preferred Stock with a fair value of $170,445 to settle $374,000 of principal, and $32,560 of accrued interest on the convertible notes described in Note 9(f). The Company recognized a gain on settlement of debt of $531,904.

●	On May 18, 2018, the Company paid $280,959 and issued a warrant to purchase up to 100,000,000 shares of our common stock at an exercise price of $0.005 per share for 2 years to repurchase and retire 1,273,161 shares of Series A Preferred Stock. The warrant qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging” and had an initial fair value of $100,000. The carrying value of the retired Series A Preferred Shares was $228,772. There was a deficit between the carrying value and the repurchase price of $380,959 which resulted in an increase to net income attributable to common shareholders of $152,187.

●	On June 22, 2018, 13,622 Series A Preferred Shares were converted by the holders into 3,415,500 common shares of the Company pursuant to the conversion terms of the Series A Preferred Shares.

●	On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 12,330,196 common shares of the Company and on May 18, 2018, 29,156 Series A Preferred Shares were converted by the holders into 13,222,696 common shares of the Company.

Series B

On April 6, 2018, the Company designated 1,000 shares of Series B preferred stock of the Company (the “Series B Preferred Stock”) with a stated value of $3,500 per share. The Series B Preferred Stock is neither redeemable nor convertible into common stock. The principal terms of the Series A Preferred Shares are as follows:

Issue Price - The stated price for the Series B Preferred shall be $3,500 per share.

Redemption - The Series B Preferred are not redeemable.

Dividends - The holders of the Series B Preferred shall not be entitled to receive any dividends.

Preference of Liquidation - The Corporation’s Series A Preferred Stock (the “Senior Preferred Stock) shall have a liquidation preference senior to the Series B Preferred. Upon any Fundamental Transaction, liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Holders of the shares of the Series B Preferred shall be entitled, after any distribution or payment is made upon any shares of capital stock of the Corporation having a liquidation preference senior to the Series B Preferred, including the Senior Preferred Stock, but before any distribution or payment is made upon any shares of Common Stock or other capital stock of the Corporation having a liquidation preference junior to the Series B Preferred, to be paid in cash the sum of $3,500 per share. If upon such liquidation, dissolution or winding up, the assets to be distributed among the Series B Preferred Holders and all other shares of capital stock of the Corporation having the same liquidation preference as the Series B Preferred shall be insufficient to permit payment to said holders of such amounts, then all of the assets of the Corporation then remaining shall be distributed ratably among the Series B Preferred Holders and such other capital stock of the Corporation having the same liquidation preference as the Series B Preferred, if any. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after provision is made for Series B Preferred Holders and all other shares of capital stock of the Corporation having the same liquidation preference as the Series B Preferred, if any, then-outstanding as provided above, the holders of Common Stock and other capital stock of the Corporation having a liquidation preference junior to the Series B Preferred shall be entitled to receive ratably all remaining assets of the Corporation to be distributed.

Voting - The holders of shares of Series B Preferred shall be voted together with the shares of Common Stock such that the aggregate voting power of the Series B Preferred is equal to 51% of the total voting power of the Company.

Conversion - There are no conversion rights.

●

On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 108,500,000 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 217,000,000 common shares exchanged, 92,748,490 shares were unvested. The remaining stock-based compensation related to the unvested shares in the amount of $715,561 was recorded during the period. Of the 217,000,00 common shares exchanged, 124,251,510 were fully vested, these shares were placed in treasury.

13.	Share Purchase Warrants

As of June 30, 2018, the following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2017	83,575,000	0.03
Issued	148,431,550	0.005
Balance, June 30, 2018	232,006,550	0.01

As of June 30, 2018, the following share purchase warrants were outstanding:

Number of warrants		Exercise price $	Expiry date

666,667		0.03	August 28, 2018
4,075,000		0.37	April 10, 2019
1,333,333		0.03	August 29, 2018
27,500,000		0.03	April 28, 2020
50,000,000		0.005	June 27, 2020
11,431,550	*	0.006	February 13, 2021
25,000,000		0.008	February 21, 2021
12,000,000		0.0016	March 22, 2019
100,000,000		0.005	May 17, 2020

232,006,550

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At June 30, 2018, 4% of the number of shares of the Company outstanding was 11,431,550 shares.

As of June 30, 2018, the embedded conversion feature of the warrant issued as an inducement to repurchase the series A preferred shares had a fair value of $100,000.

14.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, December 31, 2017	350,000	0.03	0.13	–
Expired	(350,000)	0.03
Outstanding June 30, 2018	–	–	–	–
Exercisable June 30, 2018	–	–	–	–

15.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 1,000,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On November 30, 2012, the Company commenced a separate action against the former employee seeking a return of the 1,000,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 1,000,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee for nearly two years.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 550,000 shares per month for a period of three months. At December 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 2,000,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 2,000,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Purchase and Sale Agreement with Prestige pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets.

(g)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(h)	Rent expense incurred under the Company’s operating leases amounted to $189,570 during the six months ended June 30, 2018.

(i)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending December 31,	Payments
2018	$122,926
2019	71,184
2020	0
Total	$194,110

16.	Segment Disclosures

During the six months ended June 30, 2017, the Company had two operating segments including:

●	AW Solutions Inc., a Longwood, Florida-based company and AW Solutions Puerto Rico LLC, which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Mantra Energy Alternatives (MEA), which consists of the rest of the Company’s operations.

During the six months ended June 30, 2018, the Company had three operating segments including:

●	AW Solutions, which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry;

●	ADEX Corporation, an Alpharetta, Georgia-based company and ADEX Puerto Rico LLC. offering turnkey wireless and wireline telecom services and project staffing; and,

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations

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

Financial statement information by operating segment for six months ended June 30, 2018 is presented below:

	Spectrum Global $	AW Solutions $	ADEX $	Total $

Net Sales	–	6,015,488	9,276,398	15,291,886
Operating (loss) income	(2,184,704)	161,342	(2,738)	(2,026,100)
Interest expense	(286,712)	(7,206)	(214,525)	(508,443)
Depreciation and amortization	–	87,614	16,992	104,606
Total Assets as of June 30, 2018	1,638	4,918,653	7,405,042	12,325,333

Geographic information for the six months ended and as of June 30, 2018 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	1,012,462	5,377
United States	14,279,424	3,967,045
Consolidated Total	15,291,886	3,972,422

Financial statement information by operating segment for the six months ended June 30, 2017 is presented below:

	Mantra Ventures $	AW Solutions $	Total $

Net Sales	–	2,230,249	2,230,249
Operating (loss) income	(9,282,803)	135,404	(9,147,398)
Interest expense	140,671	477	141,148
Depreciation and amortization	5,603	58,660	64,263
Impairment loss	103,480	–	103,480
Total Assets as of June 30, 2017	5,420	5,478,708	5,484,128

Geographic information for the six months ended and as at June 30, 2017 is presented below:

	Revenues $	Long-Lived Assets $

United States	1,880,183	3,058,594
Puerto Rico	350,066	6,607
Consolidated Total	2,230,249	3,065,201

17.	Subsequent Events

a)	On July 3, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on March 15, 2019. The secured note is convertible into shares of the Company’s at the greater of $0.004 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

b)	On July 31, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on March 15, 2019. The secured note is convertible into shares of the Company’s at the greater of $0.005 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

c)	August 1, 2018, the Company entered into and closed on a Settlement Agreement. On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 12,330,196 common shares of the Company and on May 18, 2018, 29,156 Series A Preferred Shares were converted by the holders into 13,222,696 common shares of the Company in error. August 1, 2018, the Company entered into and closed on a Settlement Agreement pursuant to which the shareholders agreed to cancel the remaining Series A Preferred shares held by the and return up to 5,000,000 common shares on a best effort basis.

d)	On July 2, 2018, 47,520 Series A Preferred Shares were converted by the holders into 10,057,143 common shares of the Company.

e)	On July 18, 2018, the Company issued 5,555,556 shares of common stock upon the conversion of convertible note principal pursuant to the loan described in Note 10(e).

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

We provide the following categories of offerings to our customers:

●	Telecommunication Division: We provide a comprehensive array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks, DAS networks (iDAS/oDAS), small cell distribution networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.

Our Operating Units

Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico corporation (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

Results of Operations for the Three Month Periods Ended June 30, 2018 and June 30, 2017

Revenues

Our operating results for the three month periods ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Difference
Revenue	$10,964,122	$2,230,249	$8,733,873
Operating expenses	$12,246,731	$6,458,335	$5,788,396
Other income (expense)	$(1,606,075)	$(3,876,739)	$2,270,664
Net income (loss)	$(2,888,684)	$(8,104,825)	$5,216,141

Revenue generated during the three months ended June 30, 2018, was $10,964,122 compared to $2,230,249 revenues during the same period ended June 30, 2017. During this period ended June 30, 2018, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017 and ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC., ADEX TELECOM, INC. on February 28, 2018.

Expenses

During the three months ended June 30, 2018, our operating expenses were $12,246,731 compared to operating expenses of $6,458,335 for the three month period ended June 30, 2017. The increase on operating expense is a result of the acquisition of ADEX on February 28, 2018, which consisting of ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC and ADEX TELECOM, INC. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $1,500,065 for the three months ended June 30, 2018 compared to $709,542 for the three months ended June 30, 2017. Salaries and wages were $1,317,904 for the three months ended June 30, 2018 compared to $4,089,784 for the three months ended June 30, 2017. This decrease was due to a decrease in stock based compensation of $3,136,100. Depreciation and amortization costs were $56,773 for the three months ended June 30, 2018 compared to $58,660 for the three months ended June 30, 2017.

Other Income (Expense)

For the three months ended June 30, 2018, we had other expenses of $1,606,075 compared to other expenses of $3,876,739 the same period in 2017. The increase was primarily due to a gain on disposal of subsidiaries of $577,299, gain on extinguishment of preferred share liability of $2,999 during the three months ended June 30, 2018, a gain on settlement of debt of $12,412 during the three months ended June 30, 2018, compared to a loss on settlement of debt of $8,802 during the same period in 2017, and a decrease in loss from the change in fair value of conversion features of $2,597,227. This was offset by an increase in accretion of discounts on convertible debentures of $637,457.

Net Income (Loss)

For the three months ended June 30, 2018, we incurred a net loss of $2,888,684, compared to a net loss of $8,104,825 for the same period in 2017.

Results of Operations for the Six Month Periods Ended June 30, 2018 and June 30, 2017

Revenues

Our operating results for the six month periods ended June 30, 2018 and 2017 are summarized as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Difference
Revenue	$15,291,886	$2,230,249	$13,061,637
Operating expenses	$17,317,986	$6,598,208	$10,719,778
Other income (expense)	$(783,088)	$(4,779,440)	$3,996,352
Net income (loss)	$(2,809,188)	$(9,147,399)	$6,338,211

Revenue generated during the six months ended June 30, 2018, was $15,291,886 compared to $2,230,249 during the period ended June 30, 2017. During this period ended June 30, 2018, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017 and (ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC., ADEX TELECOM, INC.) on February 28, 2018.

Expenses

During the six months ended June 30, 2018, our operating expenses were $17,317,986 compared to operating expenses of $6,598,208 for the six month period ended June 30, 2017. The increase on operating expense is a result of the acquisition of ADEX on February 28, 2018, which consisted of ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC and ADEX TELECOM, INC. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $2,161,363 for the six months ended June 30, 2018 compared to $711,663 for the six months ended June 30, 2017. Salaries and wages were $1,895,508 for the six months ended June 30, 2018 compared to $4,221,933 for the six months ended June 30, 2017. This was due to a decrease in stock based compensation of $2,824,329. Depreciation and amortization costs were $104,606 for the six months ended June 30, 2018 compared to $64,263 for the six months ended June 30, 2017.

Other Income (Expense)

For the six months ended June 30, 2018, we had other expenses of $783,088 compared to other expenses of $4,779,440 the same period in 2017. The increase was primarily due to a gain on disposal of subsidiaries of $577,299, gain on extinguishment of preferred share liability of $290,814 during the six months ended June 30, 2018, a gain on settlement of debt of $574,375 during the six months ended June 30, 2018, compared to a loss on settlement of debt of $14,202 during the same period in 2017, and a decrease in loss from the change in fair value of conversion features of $4,031,826. This was offset by an increase in accretion of discounts on convertible debentures of $1,230,416.

Net Income (Loss)

For the six months ended June 30, 2018, we incurred a net loss of $2,809,188, compared to a net loss of $9,147,399 for the same period in 2017.

Liquidity and Capital Resources

As of June 30, 2018, our total current assets were $8,352,912 and our total current liabilities were $19,829,828, resulting in a working capital deficit of $11,476,916 compared to a working capital deficit of $9,389,007 as of December 31, 2017.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Statement of Operations Data:

Net Cash Used In Operating Activities	$(1,520,003)	$(493,919)
Net Cash Provided by Investing Activities	$175,847	$115,112
Net Cash Provided by Financing Activities	$1,495,492	$706,729
Change In Cash	$151,336	$327,922

The increase in cash that we experienced in the period ended June 30, 2018, compared to the decrease during the period ended June 30, 2017, is primarily due to the acquisition of ADEX and its subsidiaries and increased funding requirements for ongoing operating activities. During the period ended June 30, 2018, the repayment of loans payable of $1,723,000 was made, and proceeds were received from notes and convertible notes payable of $3,499,452, which created the cash balance as noted above. We expect that our cash position will increase, due to operating profits in the telecommunication division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

As of June 30, 2018, we had cash of $180,229 compared to $329,323 as of June 30, 2017. Our cash balance at the beginning of this year was $28,893.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended June 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: August 20, 2018	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer

- 35 -