Form 10-Q
period 2018-09-30
Spectrum Global Solutions, Inc.
filed 2018-11-13
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,136,772 common shares issued and outstanding as of November 8, 2018

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

Page Number

Condensed Consolidated balance sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

Condensed Consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4

Condensed Consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (unaudited)	5

Notes to unaudited condensed consolidated financial statements	6 – 26

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	September 30,	December 31,
	2018	2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash	301,080	28,893
Accounts receivable (net of allowance for doubtful accounts of $562,969 and $54,482, respectively)	8,022,749	1,473,377
Prepaid expenses and deposits	16,126	41,063
Total current assets	8,339,955	1,543,333
Property and equipment (net of accumulated depreciation of $1,097,565 and $999,769, respectively)	62,400	61,159
Goodwill	1,834,856	1,503,633
Customer lists (net of accumulated amortization of $155,477 and $65,269, respectively)	882,071	836,279
Tradenames (net of accumulated amortization of $98,698 and $41,600, respectively)	1,106,907	533,005
Other assets	31,137	27,931
Total assets	12,257,326	4,505,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	4,675,156	2,368,652
Due to related parties	11,351	159,782
Loans payable	411,257	363,081
Loans payable to related parties	313,858	148,858
Convertible debentures (net of discount of $2,433,320 and $573,776, respectively)	4,561,750	1,913,224
Factor financing	2,934,294	-
Derivative liability	5,932,521	4,749,712
Warrant liability	100,000	-
Contingent liability	-	793,893
Preferred stock liability:
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 403,326 (December 31, 2017 – 1,262,945) shares	-	435,138
Total current liabilities	18,940,187	10,932,340

Mezzanine equity
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 403,326 (December 31, 2017 – 1,262,945) shares	89,012	-
Preferred stock authorized: 1,000 Series B stock, stated value $3,500 Issued and outstanding: 1,000 (December 31, 2017 – 0) shares	484,530	-

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued 6,597,565 (December 31, 2017- 2,115,136); Outstanding: 5,976,307 (December 31, 2017 – 2,115,136)	66	21
Additional paid-in capital	17,985,375	15,909,612
Treasury stock, at cost	(277,436)	-
Common stock subscribed	74,742	74,742
Subscriptions receivable	(222,964)	-
Accumulated deficit	(24,816,186)	(22,322,725)
Total Spectrum Global Solutions, Inc. stockholders’ deficit	(6,682,861)	(6,338,350)
Non-controlling interest	-	(88,650)
Total stockholders’ deficit	(6,682,861)	(6,427,000)
Total liabilities and stockholders’ deficit	12,257,326	4,505,340

Share and per share data have been adjusted for all periods presented to reflect the one-for-two hundred reverse common stock split effective September 10, 2018.

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018 $	2017 $	2018 $	2017 $

Revenue	9,671,990	2,336,376	24,963,876	4,566,625

Operating expenses
Cost of revenues	8,067,227	2,222,505	21,223,736	3,822,854
Depreciation and amortization	56,874	66,900	161,480	131,163
General and administrative	1,248,441	561,876	3,409,804	1,273,539
Salaries and wages	606,900	262,446	2,502,408	4,484,379

Total operating expenses	9,979,442	3,113,727	27,297,428	9,711,935

Loss from operations	(307,452)	(777,351)	(2,333,552)	(5,145,310)

Other income (expense)
Gain (loss) on settlement of debt	202,000	–	776,375	(14,202)
Gain on extinguishment of preferred stock liability	–	–	290,814	–
Loss on disposal of assets	–	–	–	(2,067)
Amortization of discounts on convertible debentures	(516,500)	(589,645)	(2,057,744)	(900,473)
Gain (loss) on change in fair value of derivatives	1,304,531	1,579,710	1,128,642	(2,628,005)
Interest expense	(268,094)	(85,657)	(776,537)	(226,805)
Gain on disposal of subsidiaries	–	–	577,299	–
Impairment loss	–	–	–	(103,480)
Total other income (expense)	721,937	904,408	(61,151)	(3,875,032)

Net income (loss) for the period	414,485	127,057	(2,394,703)	(9,020,342)

Less: net loss attributable to the non-controlling interest	–	87,853	53,429	57,751

Net income (loss) attributable to Spectrum Global Solutions, Inc.	414,485	214,910	(2,341,274)	(8,962,591)

Less: Deemed dividend- Series A preferred stock redemption	–	–	(152,187)	–

Net income (loss) attributable to common shareholders	414,485	214,910	(2,493,461)	(8,962,591)

Net income (loss) per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic	0.27	0.16	(1.44)	(6.52)
Diluted	0.04	0.03	(1.44)	(6.52)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Spectrum Global Solutions, Inc. per common share:
Basic	1,557,763	1,374,994	1,737,473	1,374,994
Diluted	14,668,805	9,317,503	1,737,473	1,374,994

Share and per share data have been adjusted for all periods presented to reflect the one-for-two hundred reverse common stock split effective September 10, 2018.

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018 $	2017 $
Operating activities

Net loss	(2,546,890)	(9,020,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	(1,128,642)	2,628,005
Amortization of discounts on convertible debentures	2,057,744	900,473
Depreciation and amortization	161,480	131,163
Foreign exchange loss (gain)	(4,721)	18,994
Shares issued for services	1,447,683	3,976,068
Interest related to cash redemption premium on convertible notes	–	71,881
Gain on disposition of subsidiary	(577,299)	–
Derivative warrants issued for services	68,536	–
Impairment loss	–	103,480
(Gain) loss on settlement of debt	(776,375)	14,202
Gain on extinguishment of preferred stock liability	(290,814)	–
Deemed dividend- Series A preferred stock redemption	152,187	–
Loss on disposal of assets	–	2,067
Changes in operating assets and liabilities:
Accounts receivable	(1,406,100)	218,254
Prepaid expenses and deposits	24,808	(8,883)
Accounts payable and accrued liabilities	1,156,652	120,102
Other assets	3,595	(1,823)
Due to related parties	(42,872)	142,185
Net cash used in operating activities	(1,701,028)	(704,174)
Investing activities
Cash received upon acquisition of subsidiary	191,744	115,112
Cash disposed upon disposition of subsidiary	(328)	–
Purchase of equipment	(15,415)	–
Net cash provided by investing activities,	176,001	115,112
Financing activities
Cash paid for lease obligation	–	(7,911)
Repayment of loans payable	(1,723,000)	(100,000)
Repayment of convertible notes	(131,579)	–
Proceeds from notes payable	302,500	283,030
Proceeds from factoring agreement	1,034,294	–
Proceeds from related party loans	165,000	–
Proceeds from issuance of convertible debentures	2,430,959	431,839
Repurchase of Series A preferred stock	(280,960)	–
Net cash provided by financing activities	1,797,214	606,958
Change in cash	272,187	17,896
Cash, beginning of period	28,893	1,401
Cash, end of period	301,080	19,297
Non-cash investing and financing activities:
Common stock issued to settle accounts payable and debt	2,640	20,400
Common stock issued for conversion of notes payable	232,833	49,925
Net assets acquired in ADEX Acquisition	4,332,577	–
Net assets acquired in AW Solutions Acquisition	–	2,360,675
Non-controlling interest	–	(339,309)
Goodwill	331,223	1,503,634
Warrant issued for non-controlling interest	133,256	–
Series A preferred stock issued to settle notes payable and accrued interest	406,560	–
Series A preferred stock issued to settle derivative liabilities	291,064	–
Convertible note issued to settle contingent liability	793,893	–
Debt issuance cost	247,500	–
Original issuance discounts	504,130	72,244
Original debt discount against derivative liability	3,365,959	1,860,483

Supplemental disclosures:
Interest paid	357,986	2,709
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

September 30, 2018

(Expressed in U.S. dollars)

1.	Organization and Significant Accounting Policies

a.	Organization and nature of operations

Spectrum Global Solutions, Inc., (the “Company”) (f/k/a Mantra Venture Group Ltd.) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company continued its corporate jurisdiction out of the State of Nevada and into the province of British Columbia, Canada. On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business. After the acquisition of AW Solutions, the Company provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry. On November 15, 2017, the Company changed its name to “Spectrum Global Solutions, Inc.” On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company.

On February 6, 2018, the Company entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased all of the issued and outstanding capital stock and membership interests of ADEX Corp. (“ADEX”). The Company closed and completed the acquisition on February 27, 2018. After the acquisition of ADEX, the Company provides professional, multi-service line, telecommunications infrastructure, outsource services and staffing solutions to the wireless and wireline industry. On May 18, 2018, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AW Solutions and ADEX business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2018, the Company has an accumulated deficit of $24,816,186, and a working capital deficit of $10,600,232. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d.	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, AW Solutions, Inc. (from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017), AW Solutions Puerto Rico, LLC. (from the date of acquisition, April 25, 2017), ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (from the date of acquisition, February 27, 2018). All the subsidiaries are wholly-owned. As described in Note 4, during the nine months ended September 30, 2018, the Company disposed of the following subsidiaries; Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At September 30, 2018 and December 31, 2017, unbilled receivables totaled $1,786,096 and $11,429, respectively, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 was $562,969 and $54,482, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the nine months ended September 30, 2018.

j.	Intangible Assets

At September 30, 2018 and December 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 3-20 years.

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

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. The Company’s disaggregated revenues are reported in Note 16.

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

The Company records unbilled receivables for revenues earned, but not yet billed.

m.	Cost of Revenues

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

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2018, the Company had 13,111,043 (September 30, 2017 – 8,368,303) common stock equivalents outstanding.

p.	Recent Accounting Pronouncements

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

q.	Concentrations of Credit Risk

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2018, four customers accounted for 22%, 19%, 16% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 12%, 12%, 25% and 14%, respectively, of trade accounts receivable as of September 30, 2018. For the nine months ended September 30, 2017, three customers accounted for 23%, 39% and 7%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38%, 14% and 9%, respectively, of trade accounts receivable as of September 30, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 93% of consolidated revenues for the nine month period ended September 30, 2018 (77% - 2017). Revenues generated from customers in Puerto Rico accounted for approximately 7% of consolidated revenues for the nine month period ended September 30, 2018 (23% - 2017).

r.	Fair Value Measurements

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2018 and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018 and December 31, 2017, consisted of the following:

	Total fair value at September 30, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	5,932,521	–	–	5,932,521

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

s.	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2018 and December 31, 2017, the Company had a $5,932,521 and $4,749,712 derivative liability, respectively.

t.	Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

2.	ADEX Acquisition

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

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2017:

	September 30, 2018 $		September 30, 2017 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	24,963,876	28,528,647	4,566,625	18,821,459
Net Loss	(2,493,461)	(2,348,225)	(8,962,591)	(12,434,982)

Earnings per common share:

Basic	(1.44)	(1.35)	(6.52)	(9.04)

Diluted	(1.44)	(1.35)	(6.52)	(9.04)

3.	AWS Acquisition

On April 25, 2017, pursuant to the Asset Purchase Agreement with InterCloud, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business (“AWS”) including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”).

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with AWS, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (as described in Note 9(e)), and a potential earn-out after three months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the business for the nine-month period immediately following the closing and (ii) $1,500,000. During the seven months ended December 31, 2017, InterCloud agreed to reduce the contingent liability to $793,893, as a result, the Company recorded a $615,518 gain on settlement of debt. The Company also issued InterCloud the convertible note described in Note 9(h) with a principal amount of $793,894 to settle a contingent liability of $793,893.

On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company (collectively, the “Remaining Assets”). The acquisition of the initial 80.1% of AWS took place during the fiscal year ended December 31, 2017. As consideration for the Remaining Assets, the Company issued InterCloud a common stock purchase warrant that entitles InterCloud to purchase a number of shares equal to 4% of the number of shares of the Company’s common stock outstanding at the time of exercise at an exercise price of $1.20 per share. The warrant has a three year term.

The Company recorded the fair value of the warrant of $259,000, reduced the carrying value of the AWS non-controlling interest from $133,256 to $0 and recorded the difference of $125,744 as additional paid in capital.

4.	Disposition of Subsidiaries

During the nine months ended September 30, 2018, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. (collectively the Mantra Venture Group) to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities and the Company will have no further involvement with the deconsolidated subsidiaries.

The Company recorded a gain on the disposal of the Mantra Venture Group of $577,299. The Mantra Venture Group was essentially inactive and its operations were immaterial to the rest of the Company’s operations.

5.	Property and Equipment

	September 30, 2018 $	December 31, 2017 $

Computers and office equipment	324,219	308,649
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,202	94,356

Total	1,120,763	1,105,347

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,013,944)	(999,769)

Property and Equipment, Net	62,400	61,159

During the nine months ended September 30, 2018, the Company recorded $14,174 (2017 - $32,083) of depreciation expense.

6.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	September 30, 2018 Net carrying value $	December 31, 2017 Net carrying value $

Customer relationship and lists	1,037,548	155,477	–	882,071	836,279
Trade names	1,205,605	98,698	–	1,106,907	533,005
	2,243,153	254,175	–	1,988,978	1,369,284

During the nine months ended September 30, 2018, the Company recorded $147,306 (2017 - $28,489) of amortization expense.

Estimated Future Amortization Expense:

$
For year ending December 31, 2018	51,847
For year ending December 31, 2019	207,387
For year ending December 31, 2020	207,387
For year ending December 31, 2021	207,387
For year ending December 31, 2022	207,387
For year ending December 31, 2023 to December 31, 2027	1,107,583
Total	1,988,978

7.	Related Party Transactions

(a)	As of September 30, 2018, the Company owes a total of $11,351 (December 31, 2017 - $109,978) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At September 30, 2018, the amount of $18,858 was owed.

(c)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. At September 30, 2018, the amount of $130,000 was owed.

(d)	On April 13, 2018, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on April 10, 2019 and bears interest at a rate of 8% per annum. At September 30, 2018, the amount of $85,000 was owed.

(e)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. The Company recorded the fair value of the Series B Preferred Stock of $484,530 as mezzanine equity and reduced common shares and additional paid in capital an equal amount.

(f)	On August 21, 2018, the Company received $80,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on August 20, 2019 and bears interest at a rate of 8% per annum. At September 30, 2018, the amount of $80,000 was owed.

8.	Loans Payable and Factor Financing

(a)	As of September 30, 2018, the amount of $41,361 (Cdn$53,300) (December 31, 2017 - $50,349 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand. A loan of $7,760 (Cdn$10,000) was owed by a subsidiary of the Company at December 31, 2017. The subsidiary was disposed of during the nine months ended September 30, 2018.

(b)	As of December 31, 2017, $17,500 was owed by a subsidiary of the Company to a non-related party which was non-interest bearing, unsecured, and due on demand. During the nine months ended September 30, 2018, the Company disposed of the subsidiary.

(c)	As of September 30, 2018, the amounts of $7,500 and $2,636 (Cdn$3,400) (December 31, 2017 - $7,500 and $29,430 (Cdn$33,600)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand. The loan of $28,712 (Cdn$37,000) was owed by a subsidiary of the Company at December 31, 2017. The subsidiary was disposed of during the nine months ended September 30, 2018.

(d)	As of December 31, 2017, the amount of $4,490 was owed by a subsidiary to a non-related party which is non-interest bearing, unsecured, and due on demand. During the nine months ended September 30, 2018, the Company disposed of the subsidiary.

(e)	As of December 31, 2017, $14,370 (Cdn$18,066) was owed by a subsidiary to a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand. During the nine months ended September 30, 2018, the Company disposed of the subsidiary.

(f)	In March 2012, the Company received $50,000 for the subscription of 50,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

(g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 500 shares of the Company’s common stock at a price of $30 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing. At September 30, 2018, the amount of $1,200 was owed.

(h)	As of December 31, 2017, the amounts of $15,000 and $43,361 (Cdn$55,878) was owed to non-related parties. A loan of $35,601 (Cdn$45,878) owed by a subsidiary of the Company at December 31, 2017, and the subsidiary was disposed of during the nine months ended September 30, 2018. As of September 30, 2018, and December 31, 2017, the amounts of $15,000 and $7,760 (Cdn$10,000) was owed to non-related parties. These advances are non-interest bearing, unsecured, and due on demand.

(i)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. At September 30, 2018, the amount of $12,000 was owed.

(j)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 250,000 shares of common stock of the Company at an exercise price of $1.00 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the period ended December 31, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000. During the nine month period ended September 30, 2018, the Company repaid the remaining balance outstanding.

(k)	On February 27, 2018, the Company, and its subsidiaries entered into a Business Loan and Security Agreement with Super G Capital, LLC, a Delaware limited liability company (“Super G”), as lender and received a term loan from Super G in an amount equal to $1,150,000, a portion of the proceeds of which were used to fund the Acquisition.

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

The Super G Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and failure to own 100% of the Company’s subsidiaries. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable. During the period ended September 30, 2018, the Company repaid the loan and recorded accretion equal to the debt discount of $477,500.

(l)	The Company owed InterCloud $500,000 of the acquisition price of ADEX (described in Note 3) which was retained by the Company in order to satisfy outstanding liabilities acquired by ADEX. During the nine month period ended September 30, 2018, the Company repaid $225,000 of this amount, leaving an ending balance of $275,000.

(m)	On February 27, 2018, a subsidiary of the Company, ADEX, entered into a Purchase and Sale Agreement with Prestige Capital Corporation (“Prestige”) pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. Prestige shall have the right to chargeback to the Company any account that is not paid within 100 days of the invoice date for any reason other than insolvency. Prestige shall have no recourse against the Company if payments are not received solely due to the insolvency of an account debtor within 100 days of the invoice date. At September 30, 2018, the Company owed $2,934,294 pursuant to this agreement. Subsequent to September 30, 2018, Prestige was repaid all amounts owing and the Purchase and Sale Agreement was terminated. Refer to Note 18(a)

9.	Convertible Debentures

(a)	In October 2008, the Company issued three convertible debentures for total proceeds of $250,000 which bear interest at 10% per annum, are unsecured, and due one year from date of issuance. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 3,125 shares of the Company’s common stock at a price of $80 per share. The Company also issued 1,250 detachable, non-transferable share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock for a period of two years from the date of issuance at an exercise price of $100 per share.

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

On July 18, 2012, the Company entered into a settlement agreement with the $150,000 debenture holder. Pursuant to the settlement agreement, the lender agreed to extend the due date until April 11, 2013 and the Company agreed to pay $43,890 of accrued interest within five days of the agreement (paid), pay the accruing interest on a monthly basis (paid), and pay a $10,000 premium in addition to the $150,000 principal outstanding on April 11, 2013. On April 29, 2013, the Company entered into an amended settlement agreement whereby the lender agreed to extend the due date to September 15, 2013 and the Company agreed to pay $6,836 of interest for the period from April 1 to September 15, 2013 upon execution of the agreement (paid) and granted the lender 100,000 stock options exercisable at $24 per share for a period of two years.

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

At December 31, 2017, the other remaining debenture of $50,000 remained owed by a subsidiary and past due. During the nine months ended September 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $8 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. The loan was owed by a subsidiary and during the nine months ended September 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $8 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. The loan was owed by a subsidiary and during the nine months ended September 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $8 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. The loan was owed by a subsidiary and during the nine months ended September 30, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(e)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the unsecured note accrues at a rate of 8% per annum. All principal and accrued interest under the unsecured note is due one year following the issue date of the unsecured Note and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. During the year ended May 31, 2017, the Company recorded accretion of $77,465 increasing the carrying value of the note to $1,134,166. On December 15, 2017, February 14, 2018, February 21, 2018 and June 7, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $354,375 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the $354,375 of notes assigned is now equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the nine-month period ended September 30, 2018, $190,000 of the note was converted into 279,213 shares of common stock. During the nine-month period ended September 30, 2018, the Company recorded accretion of $361,333 increasing the carrying value of the notes to $1,810,000.

(f)	On April 28, 2017, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor (the “Lender”), pursuant to which the Company issued to the Lender a senior secured convertible promissory note in the aggregate principal amount of $440,000 for an aggregate purchase price of $400,000, and a warrant with a term of three years to purchase up to 137,500 shares of common stock of the Company at an exercise price of $5.10 per share. The interest on the outstanding principal due under the secured note accrues at a rate of 8% per annum. All principal and accrued interest under the secured note is due on April 27, 2018 and is convertible into shares of the Company’s common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the conversion, subject to adjustment upon the occurrence of certain events.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the nine-month period ended December 31, 2017, the Company recorded accretion of $173,031 increasing the carrying value of the note to $194,557. On March 12, 2018, the Company issued 52,800 shares of common stock upon the conversion of $33,000 of principal pursuant of accrued interest of $2,640. On February 6, 2018, $374,000 of the debenture and $32,560 of accrued interest was converted into Series A Preferred Stock as described in Note 12.

(g)	On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the ADEX Note accrues at a rate of 6% per annum. All principal and accrued interest under the ADEX Note is due one year following the issue date of the ADEX Note and is convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $2,455,000 resulted in a discount to the note payable of $639,000.

On September 26, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $75,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the assigned note bears interest at 5% and the conversion price for the $75,000 of notes assigned is now equal to the lesser 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the nine-month period ended September 30, 2018, $9,833 of the note was converted into 30,000 shares of common stock. During the nine-month period ended September 30, 2018, the Company recorded accretion of $235,900 increasing the carrying value of the notes to $1,587,068.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000. During the nine-month period ended September 30, 2018, the Company recorded accretion of $118,585 increasing the carrying value of the notes to $564,479.

(i)	On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 125,000 shares of common stock of the Company at an exercise price of $1.60 per share. The exercise price of the warrant will reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock is less than $1.60 on July 31, 2018. The note is due on January 15, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851. During the nine-month period ended September 30, 2018, the Company recorded accretion of $233,726 increasing the carrying value of the notes to $233,726.

(j)	On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947 for an aggregate purchase price of $1,500,000.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued interest under the secured note is due on October 23, 2019 and is convertible into shares of the Company’s common stock at a fixed conversion price of $1.00. While during the first three months that the secured note is outstanding, only interest payments are due to the lender, beginning in month four, and on each monthly anniversary thereafter until maturity, amortization payments are due for principal and interest due under the secured note. The secured note includes customary events of default, including non-payment of the principal or accrued interest due on the secured note. Upon an event of default, all obligations under the secured note will become immediately due and payable.

If the Company issues any common stock or common stock equivalents at an effective price per share less than $1 then the conversion price of the note will be reduced to the lower price. As long as the note is not in default the Company may repay the note at 110% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $3,325,000 resulted in a discount to the note payable of $1,500,000 and an initial derivative expense of $1,825,000. During the nine-month period ended September 30, 2018, the Company repaid $131,579 of the note which resulted in a $202,000 gain on the extinguishment of the note and associated derivative liability. During the nine-month period ended September 30, 2018, the Company recorded accretion of $349,785 increasing the carrying value of the notes to $218,206.

k)	On May 18, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $295,746 for an aggregate purchase price of $280,959.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on May 18, 2019. The secured note is convertible into shares of the Company’s common stock at a fixed conversion price of $1 per share. Interest is payable monthly on the 18th of each month. While interest payments must be made in cash during the first six months that the secured note is outstanding, beginning in month seven, and on each monthly anniversary thereafter until maturity, the Company has the option to pay interest payments in stock, subject to certain equity conditions being satisfied. Any payment of interest or principal scheduled after December 1, 2018 that is made in cash will be subject to a 5% prepayment premium. Any other prepayment is subject to a 10% premium. The secured note includes customary events of default, including non-payment of the principal or accrued interest due on the secured note and cross default to other notes owing to the investor. Upon an event of default, all obligations under the secured note and other notes owing to the investor will become immediately due and payable. In connection with the issuance of the secured note, the Company issued the investor 496,101 shares of Series A Preferred Stock. The investor was granted a right to participate in future financing transactions of the Company while the secured note remains outstanding.

If the Company issues any common stock or common stock equivalents at an effective price per share less than $1 then the conversion price of the note will be reduced to the lower price. As long as the note is not in default the Company may repay the note at 110% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $468,000 resulted in a discount to the note payable of $280,959 and an initial derivative expense of $187,041. During the nine-month period ended September 30, 2018, the Company recorded accretion of $70,585 increasing the carrying value of the notes to $70,585.

l)	On July 3, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on March 15, 2019. The secured note is convertible into shares of the Company’s at the greater of $0.80 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

The Company may repay the note at 115% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $23,000 resulted in a discount to the note payable of $23,000. During the nine-month period ended September 30, 2018, the Company recorded accretion of $8,135 increasing the carrying value of the notes to $60,135.

m)	On July 31, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on March 15, 2019. The secured note is convertible into shares of the Company’s at the greater of $1 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

The Company may repay the note at 115% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $103,000 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $28,000. During the nine-month period ended September 30, 2018, the Company recorded accretion of $17,554 increasing the carrying value of the notes to $17,554.

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

Upon the issuance of the convertible note payable described in Note 9(e), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 9(e) to 9(l), qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

During the year ended May 31, 2017, the Company reclassified 1,750 options exercisable at $6 until March 16, 2017 with a fair value of $2,350, 10,000 warrants exercisable at $6 until August 29, 2018 with a fair value of $13,745, 2,667 warrants exercisable at $160 with a fair value of $Nil, 20,375 warrants exercisable at $74 with a fair value of $16,978, and a $59,853 note convertible at $80 with a fair value of $41 that qualified for treatment as derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	September 30, 2018	December 31, 2017

Balance at the beginning of period	$4,749,712	$3,760,067
Derivative issued as part of acquisition	302,800	-
Original discount limited to proceeds of notes	3,365,959	250,200
Fair value of derivative liabilities in excess of notes proceeds received	2,269,892	82,766
Derivative warrants issued for services and to acquire non-controlling interest	327,536	-
Derivative liability settled through the issuance of preferred stock	(458,556)	(2,591,345)
Conversion of derivative liability	(486,584)	-
Repayment of convertible note	(202,000)	-
Change in fair value of embedded conversion option	(3,936,238)	3,248,024
Balance at the end of the period	$5,932,521	$4,749,712

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	0-299%	0.07-2.81%	0%	0.50-3.00
At December 31, 2017	259-294%	1.39-1.89%	0%	0.30-2.33
At January 3, 2018 upon conversion	280%	1.41%	0%	0.31
At February 6, 2018 upon conversion	331%	1.52%	0%	0.22
At March 12, 2018 upon conversion	340%	1.71%	0%	0.13
At March 30, 2018 upon conversion	192%	1.63%	0%	0.07
At May 3, 2018 upon conversion	289%	2.02%	0%	0.79
At May 24, 2018 upon conversion	293%	2.09%	0%	0.73
At September 30, 2018	184-408%	1.76-2.81%	0%	0.19-2.40

11.	Common Stock

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001.

On September 5, 2018, the Company effected a 1-for-200 reverse stock split (the “Reverse Stock Split”) with respect to the outstanding shares of the Company’s common stock. The Reverse Stock Split was deemed effective at the open of business on September 10, 2018. The Reverse Stock Split will not affect the total number of shares of common stock that the Company is authorized to issue, which is 750,000,000 shares. The Reverse Stock Split will also not affect the total number of shares of Series A preferred stock that the Company is authorized to issue, which is 8,000,000 shares, and the total number of shares of Series B preferred stock that the Company is authorized to issue, which is 1,000 shares. Share and per share data have been adjusted for all periods presented to reflect the Reverse Stock Split unless otherwise noted.

Treasury stock- The Company holds 621,258 shares in treasury at a cost of $277,436.

(a)	As of December 31, 2017, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 67,000 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

(b)	As of December 31, 2017, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 210,000 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

(c)	On January 3, 2018, the Company issued 102,580 shares of common stock upon the conversion of $67,703 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $13,718 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(d)	On March 12, 2018, the Company issued 52,800 shares of common stock upon the conversion of $33,000 of principal and accrued interest of $2,640 pursuant to the loan described in Note 9(f). The Company recorded a loss on extinguishment of debt of $8,092 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(e)	On March 30, 2018, the Company issued 32,895 shares of common stock upon the conversion of $25,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $1,794 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(f)	On December 28, 2017, the Company issued 231,871 shares of common stock with a fair value of $510,117 to the President of the Company and 231,871 shares of common stock with a fair value of $510,117 to the Chief Executive Officer of the Company in exchange for services for the Company. The shares vest over 12 months. During the nine months ended September 30, 2018, the Company recorded $505,927 for the vested portion of the shares.

(g)	On December 28, 2017, the Company issued 217,000 shares of common stock with a fair value of $477,400 to a consultant for compensation and services rendered to the Company. The shares vest over 12 months. During the nine months ended September 30, 2018, the Company recorded $136,858 for the vested portion of the shares.

(h)	On April 18, 2018, the Company issued 17,079 shares of common stock upon the conversion of $12,297 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $2,049 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(i)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 1,085,000 common shares exchanged, 463,742 shares were unvested. The remaining stock-based compensation related to the unvested shares in the amount of $715,561 was recorded during the period. Of the 1,085,000 common shares exchanged, 621,258 were fully vested, these shares were placed in treasury.

(j)	On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 61,651 common shares of the Company and on May 18, 2018, 19,945 Series A Preferred Shares were converted by the holders into 66,113 common shares of the Company in error. The Company has recorded the fair value of the common shares of $222,964 as subscriptions receivable while the Company attempts to regain the shares.

(k)	On May 3, 2018, the Company issued 27,778 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $13,432 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(l)	On May 24, 2018, the Company issued 20,833 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $15,386 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(m)

On June 2, 2018, 13,622 Series A Preferred Shares were converted by the holders into 17,078 common shares of the Company pursuant to the conversion terms of the Series A Preferred Shares.

As the Series A Preferred Shares are equity classified and the conversion was pursuant to the terms of the agreement, the conversion did not result in a deemed dividend or a gain/loss upon conversion.

Upon conversion the Company derecognized the Preferred Shares and adjusted the par value of Common stock and APIC.

(n)	On July 2, 2018, 47,520 Series A Preferred Shares were converted by the holders into 50,286 common shares of the Company.

(o)	On July 18, 2018, the Company issued 27,778 shares of common stock upon the conversion of $15,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(p)	On August 20, 2018, the Company issued 30,000 shares of common stock upon the conversion of $15,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(q)	On September 5, 2018, the Company issued 20,270 shares of common stock upon the conversion of $15,000 of principal pursuant to the loan described in Note 9(e). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(r)	On September 28, 2018, the Company issued 30,000 shares of common stock upon the conversion of $9,833 of principal pursuant to the loan described in Note 9(g). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

(s)	On September 28, 2018, the Company issued 5,010,000 shares of common stock with a fair value of $3,256,500 to employees of the Company in exchange for services for the Company. The shares vest over periods between 18 and 36 months. During the period ended September 30, 2018, the Company recorded $19,516 for the vested portion of the shares, leaving $3,236,984 of unvested compensation expense to be recognized in future periods.

12.	Preferred Stock

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

 ,

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

Subsequent to September 30, 2018, the Company amended and restated the Company’s Series A Convertible Preferred Stock to increase the Stated Value of the Series A Convertible Preferred Stock from $0.25 to $1.00, and revise the Conversion Price to the greater of 75% of the lowest VWAP during the ten (10) trading day period immediately preceding the Conversion Date (as defined below) or $0.40 (subject to adjustment for any subdivision or combination of the Company’s outstanding shares of Common Stock).

●	On February 6, 2018, the Company issued 505,494 shares of Series A Preferred Stock with a fair value of $170,445 to settle $374,000 of principal, and $29,920 of accrued interest on the convertible notes described in Note 9(f). The Company recognized a gain on settlement of debt of $538,359. On June 7, 2018, the Company cancelled 40,986 of the Series A Preferred Stock issued. The Company reduced the gain on settlement of debt by $6,455.

●	On February 14, 2018, the Company issued 57,350 shares of Series A Preferred Stock with a fair value of $19,759 to settle $1,304 of amounts owed. The Company recognized a loss on settlement of debt of $18,455.

●	On May 18, 2018, the Company paid $280,959 and issued a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1 per share for 2 years to repurchase and retire 1,273,161 shares of Series A Preferred Stock. The warrant qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging” and had an initial fair value of $100,000. The carrying value of the retired Series A Preferred Shares was $228,772. There was a deficit between the carrying value and the repurchase price of $380,959 which resulted in an increase to net income attributable to common shareholders of $152,187.

●	On June 22, 2018, 13,622 Series A Preferred Shares were converted by the holders into 17,078 common shares of the Company pursuant to the conversion terms of the Series A Preferred Shares.

●	On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 61,651 common shares of the Company and on May 18, 2018, 19,945 Series A Preferred Shares were converted by the holders into 66,113 common shares of the Company in error. August 1, 2018, the Company entered into and closed on a Settlement Agreement pursuant to which the shareholders agreed to cancel the remaining Series A Preferred shares held by them and return up to 25,000 common shares on a best effort basis. As of September 30, 2018, no common shares had been cancelled.

●	On July 2, 2018, 47,520 Series A Preferred Shares were converted by the holders into 50,286 common shares of the Company.

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

Conversion - There are no conversion rights.

●	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 1,085,000 common shares exchanged, 463,742 shares were unvested. The remaining stock-based compensation related to the unvested shares in the amount of $715,561 was recorded during the period. Of the 1,085,000 common shares exchanged, 621,258 were fully vested, these shares were placed in treasury.

13.	Share Purchase Warrants

On September 5, 2018, the Company effected a 1-for-200 Reverse Stock Split. Share and per share data for share purchase warrants have been adjusted for all periods presented to reflect the Reverse Stock Split.

As of September 30, 2018, the following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2017	417,875	6.03
Expired	(10,000)	6.00
Issued	1,148,903	0.90
Balance, September 30, 2018	1,556,778	2.24

As of September 30, 2018, the following share purchase warrants were outstanding:

Number of warrants		Exercise price $	Expiry date

20,375		74.00	April 10, 2019
137,500		5.10	April 28, 2020
250,000		0.10	June 27, 2020
263,903	*	1.20	February 13, 2021
125,000		1.60	February 21, 2021
60,000		0.32	March 22, 2019
500,000		1.00	May 17, 2020
200,000		0.00010	September 10, 2019
1,556,778

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At September 30, 2018, 4% of the number of shares of the Company outstanding was 263,903 shares.

As of September 30, 2018, the embedded conversion feature of the warrant issued as an inducement to repurchase the series A preferred shares had a fair value of $100,000.

On September 11, 2018, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.0001. The Company recorded the fair value of the warrant of $311,980 as professional fees.

14.	Stock Options

On September 5, 2018, the Company effected a 1-for-200 Reverse Stock Split. Share and per share data for stock options have been adjusted for all periods presented to reflect the Reverse Stock Split.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, December 31, 2017	1,750	6.00	0.38	–
Expired	(1,750)	6.00
Outstanding September 30, 2018	–	–	–	–
Exercisable September 30, 2018	–	–	–	–

15.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 5,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On November 30, 2012, the Company commenced a separate action against the former employee seeking a return of the 5,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 5,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee for two years.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 9(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 2,750 shares per month for a period of three months. At December 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 10,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 10,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 5,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Purchase and Sale Agreement with Prestige pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets.

(h)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(i)	Rent expense incurred under the Company’s operating leases amounted to $320,293 during the nine months ended September 30, 2018.

(j)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending December 31,	Payments
2018	$122,926
2019	71,184
2020	0
Total	$194,110

16.	Segment Disclosures

During the nine months ended September 30, 2017, the Company had two operating segments including:

●	AW Solutions Inc., a Longwood, Florida-based company and AW Solutions Puerto Rico LLC, which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Mantra Energy Alternatives (MEA), which consists of the rest of the Company’s operations.

During the nine months ended September 30, 2018, the Company had two operating segments including:

●	AW Solutions (AWS), which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry; ADEX Corporation, an Alpharetta, Georgia-based company and ADEX Puerto Rico LLC (ADEX). offering turnkey wireless and wireline telecom services and project staffing; and,

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations

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

Financial statement information by operating segment for nine months ended September 30, 2018 is presented below:

	Spectrum Global $	AWS/ADEX $	Total $

Net Sales	–	24,963,876	24,963,876
Operating (loss) income	(2,873,265)	539,713	(2,333,551)
Interest expense	(404,073)	(372,464)	(776,537)
Depreciation and amortization	–	161,480	161,480
Total Assets as of September 30, 2018	5,018	12,252,308	12,257,326

Geographic information for the nine months ended and as of September 30, 2018 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	1,653,878	5,223
United States	23,309,998	3,912,148
Consolidated Total	24,963,876	3,917,391

Financial statement information by operating segment for the nine months ended September 30, 2017 is presented below:

	Mantra Ventures $	AW Solutions $	Total $

Net Sales	–	4,566,625	4,566,625
Operating (loss) income	(4,987,182)	(158,128)	(5,145,310)
Interest expense	225,647	1,158	226,805
Depreciation and amortization	5,603	125,560	131,163
Impairment loss	103,480	–	103,480
Total Assets as of September 30, 2017	5,606,	4,752,261	4,757,867

Geographic information for the nine months ended and as at September 30, 2017 is presented below:

	Revenues $	Long-Lived Assets $

United States	1,880,183	3,058,594
Puerto Rico	350,066	6,607
Consolidated Total	2,230,249	3,065,201

17.	Net Income (Loss) Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	$	$	$	$

Numerator:
Net income	414,485	214,910	(2,493,461)	(8,962,591)
Convertible note interest	147,789	75,882	-	-
Adjusted diluted net income	562,274	290,792	(2,493,461)	(8,962,591)

Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	1,557,763	1,374,994	1,737,473	1,374,994
Effect of dilutive stock options and convertible notes payable	12,707,716	7,942,509	-	–
Effect of preferred shares	403,326	–	-	–
Diluted	14,668,805	9,317,503	1,737,473)	1,374,994

Net income per share applicable to common stockholders:
Basic	0.27	0.16	(1.44)	(6.52)
Diluted	0.04	0.03	(1.44)	(6.52)

18.	Subsequent Events

(a)	On October 1, 2018, the Company cancelled 82,963 shares that were issued upon the conversion of a note in error and returned to the Company.

(b)	On October 10, 2018, the Company’s wholly-owned subsidiary, ADEX Corporation (the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Heritage Bank of Commerce (the “Lender”). Under the Loan and Security Agreement, the Borrower may borrow an aggregate outstanding amount not to exceed the lesser of up to (i) $5,000,000 or (ii) the Borrowing Base (as defined in the Loan and Security Agreement) through one or more advances through October 10, 2020 (the “Maturity Date”), subject to the Lender’s satisfactory annual review of the Borrower on or around October 10, 2019. On the Maturity Date, all advances must be repaid. The Lender may, in its sole discretion and upon the Borrower’s request, make advances to the Borrower after the Maturity Date subject to the terms and conditions under the Loan and Security Agreement. Part of the proceeds of the initial credit extension of the Loan and Security Agreement were used to pay off borrowings owed to Prestige Capital Corporation described in Note 8(m).

Interest is payable under the Loan and Security Agreement at a per annum rate equal to the Prime Rate (as defined in the Loan and Security Agreement) plus 2%. The Borrower’s obligations under the Loan and Security Agreement are secured by all assets of the Company and ADEX Puerto Rico LLC. In addition, the Company issued a warrant (the “Warrant”) to the Lender to purchase an amount of shares of the Company’s common stock equal to $150,000 divided by the Warrant Price (as defined in the Warrant) at a price per share equal to 125% of the prior day’s closing price.

The Loan and Security Agreement provides that upon the occurrence of an event of default, among other things, all outstanding amounts under the Loan and Security Agreement or any portion thereof becomes immediately due and payable. Events of default under the Loan and Security Agreement include, among other items, the Borrower’s failure to comply with certain affirmative and negative covenants relating to the Company, its securities and its financial condition.

In connection with the financing, on October 10, 2018, the Company also issued a warrant to purchase 113,953 shares of the Company’s common stock at $1.25 for three years.

(c)	On October 9, 2018, the Company issued 520,000 shares of common stock to employees of the Company in exchange for services for the Company.

(d)	On October 19, 2018, the Company issued 62,170 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 9(e).

(e)	On October 25, 2018, the Company issued 40,000 shares of common stock upon the conversion of $13,008 of principal pursuant to the loan described in Note 9(g).

(f)	On October 29, 2018, the Company amended and restated the Company’s Series A Convertible Preferred Stock as follows:

●	The Stated Value of the Series A Convertible Preferred Stock was increased from $0.25 to $1.00.

●	The Conversion Price of the Series A Preferred was revised from the greater of 75% of the lowest VWAP during the ten (10) trading day period immediately preceding the Conversion Date or .004; to a Conversion Price of the greater of 75% of the lowest VWAP during the ten (10) trading day period immediately preceding the Conversion Date (as defined below) or $0.40 (subject to adjustment for any subdivision or combination of the Company’s outstanding shares of Common Stock).

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

Our telecommunications division, which was acquired on April 25, 2017, is supported by its subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AW Solutions”) and ADEX CORP and ADEX Puerto Rico LLC (collectively known as “ADEX”). AW Solutions provides a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs and Original Equipment Manufacturers (“OEM”). On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

We provide the following categories of offerings to our customers:

●	Telecommunication Division: We provide a comprehensive array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks, DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand and maintain existing networks.

Our Operating Units

Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico limited liability company (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (collectively known as “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

Results of Operations for the Three Month Periods Ended September 30, 2018 and September 30, 2017

Revenues

Our operating results for the three month periods ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Difference
Revenue	$9,671,990	$2,336,376	$7,335,614
Operating expenses	$9,979,442	$3,113,727	$6,865,715
Other income (expense)	$721,937	$904,408	$(182,471)
Net income (loss)	$414,485	$127,057	$287,428

Revenue generated during the three months ended September 30, 2018, was $9,671,990 compared to $2,336,376 revenues during the same period ended September 30, 2017. During this period ended September 30, 2018, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC, Tropical Communications, Inc. on April 25, 2017 and ADEX Corp.; ADEX PUERTO RICO LLC, ADEX TOWERS, INC., ADEX TELECOM, INC. on February 28, 2018).

Expenses

During the three months ended September 30, 2018, our operating expenses were $9,979,442 compared to operating expenses of $3,113,727 for the three month period ended September 30, 2017. The increase in operating expense is as a result of the acquisition of ADEX on February 28, 2018, which consisting of ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC and ADEX TELECOM, INC. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $1,248,441 for the three months ended September 30, 2018 compared to $561,876 for the three months ended September 30, 2017. Salaries and wages were $606,900 for the three months ended September 30, 2018 compared to $262,446 for the three months ended September 30, 2017. Depreciation and amortization costs were $56,874 for the three months ended September 30, 2018 compared to $66,900 for the three months ended September 30, 2017.

Other Income (Expense)

For the three months ended September 30, 2018, we had other income of $721,937 compared to other income of $904,408 the same period in 2017. The decrease was primarily due to a gain on settlement of debt of $202,000, a gain on the change in fair value of derivatives of $1,304,531 and interest expense of $268,094 during the three months ended September 30, 2018, compared to a gain on settlement of debt of $0, a gain on the change in fair value of derivatives of $1,579,710 and interest expense of $85,657 during the three month period ended September 30, 2017.

Net Income (Loss)

For the three months ended September 30, 2018, we earned a net income of $414,485 compared to $127,057 for the same period in 2017.

Results of Operations for the Nine Month Periods Ended September 30, 2018 and September 30, 2017

Revenues

Our operating results for the nine month periods ended September 30, 2018 and 2017 are summarized as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Difference
Revenue	$24,963,876	$4,566,625	$20,397,251
Operating expenses	$27,297,428	$9,711,935	$17,585,493
Other income (expense)	$(61,151)	$(3,875,032)	$3,813,881
Net income (loss)	$(2,394,703)	$(9,020,342)	$6,625,639

Revenue generated during the nine months ended September 30, 2018, was $24,963,876 compared to $4,566,625 during the period ended September 30, 2017. During this period ended September 30, 2018, all of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc.) on April 25, 2017 and (ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC., ADEX TELECOM, INC.) on February 28, 2018.

Expenses

During the nine months ended September 30, 2018, our operating expenses were $27,297,428 compared to operating expenses of $9,711,935 for the nine month period ended September 30, 2017. The increase on operating expense is a result of the acquisition of ADEX on February 28, 2018, which consisted of ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC and ADEX TELECOM, INC. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries, management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $3,409,804 for the nine months ended September 30, 2018 compared to $1,273,539 for the nine months ended September 30, 2017. Salaries and wages were $2,502,408 for the nine months ended September 30, 2018 compared to $4,484,379 for the nine months ended September 30, 2017. This was due to a decrease in stock-based compensation of $2,528,385. Depreciation and amortization costs were $161,480 for the nine months ended September 30, 2018 compared to $131,163 for the nine months ended September 30, 2017.

Other Income (Expense)

For the nine months ended September 30, 2018, we had other expenses of $61,151 compared to other expenses of $3,875,032 the same period in 2017. The increase was primarily due to a gain on disposal of subsidiaries of $577,299, gain on extinguishment of preferred share liability of $290,814 during the nine months ended September 30, 2018, a gain on settlement of debt of $776,375 during the nine months ended September 30, 2018, compared to a loss on settlement of debt of $14,202 during the same period in 2017, and a decrease in loss from the change in fair value of conversion features of $3,756,647. This was offset by an increase in accretion of discounts on convertible debentures of $1,157,271.

Net Income (Loss)

For the nine months ended September 30, 2018, we incurred a net loss of $2,394,703, compared to a net loss of $9,020,342 for the same period in 2017.

Liquidity and Capital Resources

As of September 30, 2018, our total current assets were $8,339,955 and our total current liabilities were $18,940,187, resulting in a working capital deficit of $10,600,232 compared to a working capital deficit of $9,389,007 as of December 31, 2017.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Statement of Operations Data:

Net Cash Used In Operating Activities	$(1,701,028)	$(704,174)
Net Cash Provided by Investing Activities	$176,001	$115,112
Net Cash Provided by Financing Activities	$1,797,214	$606,958
Change In Cash	$272,187	19,297

The increase in cash that we experienced in the period ended September 30, 2018, compared to the increase during the period ended September 30, 2017, is primarily due to the acquisition of ADEX and its subsidiaries and increased funding requirements for ongoing operating activities. During the period ended September 30, 2018, the repayment of loans payable of $1,723,000 and convertible notes payable of $131,579 was made, and proceeds were received from notes and convertible notes payable of $3,729,452, which created the cash balance as noted above. We expect that our cash position will increase due to operating profits in the telecommunications division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

As of September 30, 2018, we had cash of $301,080 compared to $19,297 as of September 30, 2017. Our cash balance at the beginning of this year was $28,893.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended September 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: November 13, 2018	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer