Form 10-K
period 2018-12-31
Spectrum Global Solutions, Inc.
filed 2019-03-26
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes  ☐        No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2018 based on the closing sales price of the Common Stock as quoted on the OTC Pink was $1,049,992. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 2019, there were 14,250,089 shares of registrant’s common stock outstanding.

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

ITEM 1 – BUSINESS

Business Overview

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

Our telecommunications division, which was acquired on April 25, 2017, is supported by its subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AW Solutions”), ADEX CORP and ADEX Puerto Rico LLC (acquired February 27, 2018), (collectively known as “ADEX”) and T N S, Inc (acquired January 4, 2019). AW Solutions provides a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs and Original Equipment Manufacturers (“OEM”). On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration. T N S, Inc. (“T N S”) is a Chicago-based structured cabling and Next-Generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. T N S works both in the US and Internationally.

We provide the following categories of offerings to our customers:

Telecommunication Division: We provide a comprehensive technology platform and array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks (ISP/OSP), DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities, government and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand, maintain and decommission existing networks.

WaveTech Global Inc., which is under a definitive agreement to be acquired by us, is supported by its subsidiaries: Wavetech Inc., WaveTech GmBh, Inc. (collectively known as “WaveTech Global”), and develops proprietary software and high-value engineered critical power solutions for top tier enterprise, governmental, and communications clients across the globe. WaveTech Global, through its diverse portfolio of intellectual property and engineering expertise, dramatically improves the availability and efficiency of customer networks through automation, analytics, machine learning and material science innovation. Services we provide include: Software as a Service (SaaS) subscription-based monitoring and analytics; critical power engineering design, and installation; critical power system maintenance and replacement; asset lifecycle extension that enable some of the most sophisticated and mission-critical networks in the world.

Upon completion of our proposed acquisition of WaveTech Global Inc, we will be a leading technology platform company that provides software, services, and solutions that dramatically increase the availability and cost efficiency of global communication networks. The global communication networks our software and services address include data-center, wireless, and wireline-based networks across the globe.

Our Operating Units

Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico limited liability company (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (collectively known as “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

●	T N S - T N S, Inc. an Illinois corporation (July 5, 2002) is a Chicago-based structured cabling and Next-Generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. T N S works both in the US and Internationally

Our Industry

Advances in technology and communications architectures as well as the robust demand outlook of the telecommunication industry is generating remarkable spending trends at top tier carriers and enterprise customers. Innovative new technologies, rising network utilization and dwindling broadband capacity are fueling the fundamental need for infrastructure expansion. The adoption of next generation technologies, quality of service and network availability will be key drivers in enabling service providers to enjoy continued subscriber growth and market competitiveness.

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support a wind range of wireless protocols including WiMax, LTE and soon 5G technologies. These wireless trends combined with the wireline transition from copper to fiber, and its corresponding order of magnitude change in bandwidth, are occurring to satisfy the world’s ever increasing demand for data, which are significant long term drivers of our business model and continued success. According to iSuppli, 4G Long Term Evolution (LTE) will garner the largest share of wireless infrastructure capital spending through 2018 with 5G enhanced mobile technologies trials commencing in the United States in 2017. This important transition will accelerate migration to the next generation standard that allows for higher capacity, lower latency, and the architecture required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, 5G services and billions of new Internet of Things (IoT) connected devices greatly increases the need to modernize networks to accommodate this new breed of connectivity. This long-term trend is a significant enduring opportunity for companies like ours. The transition from trial based deployments of 5G to a full nationwide implementations is expected to continue beyond 2025. Necessary investments in supporting infrastructure such as fiber optic backhaul is expected by Deloitte Consulting LLP to require $130-$150 Billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects in the United States alone. . It is mission-critical for these providers to deliver broadband capacity, reliably, securely and cost-effectively in a solution that supports the massive for data consumption of emerging applications such as: augmented reality/virtual reality, video streaming, mobile advertising, IoT, self-driving cars, personalized health monitoring and much more. The explosion of devices harnessing distributed mobility will require, innovative approaches like small cell deployments to handle the increased demands on both the wireline and wireless delivery networks.

The outlook indicator and anticipated growth in the telecommunications sector is at a faster rate over the next five (5) years to 2021 than experienced in the previous five (5) year period. Industry revenue is forecasted for the next five (5) years is to grow at an annual rate between 5%-7%. As a result, major carriers and enterprises are increasingly requiring rapid deployment of broadband solutions and network infrastructure upgrades to support an evolving array of communication technologies that attempt to cope with the mounting demand for higher mobile traffic capacity and coverage.

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

Competitors

We provide, professional and infrastructure services to carriers, service provider, utilities and enterprise clients on a national and international basis. Our primary business market is somewhat consolidated and the business is characterized by several large companies, however the market servicing the telecommunications sector is fragmented with a large number of small, privately-held, local competitors.

Our current and potential larger competitors include MasTec, Dycom Industries, Inc., Goodman Networks, Inc., Ericsson, and Black and Veatch. A significant portion of our services revenue is currently derived from MSAs and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. It must be recognized that while these companies are competitors, under the right circumstance they are also our clients or potential clients. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price to our services, and we may not be able to maintain or enhance our competitive position based on thresholds for margin and profitability that has been established as benchmarks within our Telecommunications division. The principal competitive factors for our professional services include; agility to respond, geographic presence, breadth of service offerings, technical skills “in-house” professional licenses, price, quality of service, safety record, proven performance and industry reputation. We believe we compete favorably with our competitors on the basis of all of these factors.

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

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in the telecommunications industry segment:

●	Service Provider Relationships: We have established relationships with leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs and others.

SAMPLE CUSTOMERS

●	Commercial Operators (Carriers): AT&T, Sprint, Verizon Communications, T-Mobile, Level (3) Communications, COX, Open Mobile, Claro

●	Aggregators: Crown Castle, Extenet Systems, SBA Wireless, Global Tower Partners (GTP), American Tower, Uniti Fiber, Vertical Bridge, Boingo

●	Utilities: Entergy, MidAmerica Energy, Southern Company, PacificCorp,

●	Original Equipment Manufacturers (OEM’s): Alcatel-Lucent USA Inc., Ericsson, Nokia, Samsung, Tait Radio

●	Project Management Organization (PMO): MasTec Network Solutions, Nexius, Bechtel, Goodman Networks

●	Long-Term Master Service Agreements (MSA) and Contracts: We have over 100 MSA’s and agreements with service providers, OEMs and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Global Professional Engineering Talents: Our extensive geographical reach and licensing that covers all US states and territories, majority of Canadian Provinces and select areas in the Caribbean coupled with our vast engineering experience and expertise supported by talented staff enables our customers to take advantage of our end-to-end solutions and one-stop full turn-key solution.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting AW Solutions over our competitors. We believe that our highly skilled professionals with professional licenses consisting of Professional Engineer (PE), Electrical Engineer (EE) and our General Contracting licenses (GC) in the United States, Canada and Caribbean gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly-experienced management team has deep industry knowledge and brings an average of over 180 years of combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Opportunity exists for sustained growth

●	Operational - U.S., Canada, U.S.-Virgin Islands and Puerto Rico

●	Turnkey deployment solutions

●	Experience in all wireless and wireline technologies

●	Provides services direct to carriers, tower and DAS/Small Cell aggregators, OEM’s, enterprise, Utility Entities and consulting companies

●	Diverse customer base featuring top tier carriers

●	Focused on high growth markets

●	Excellent industry reputation

Our Growth Strategy

●	Under the leadership of our senior management team, we intend to continue to build our operational groups, invest in our sales/account management resources and continue to market our capabilities to support our rapid growth focusing on optimizing our operating margins. While organic growth will be a continued main focus in our telecommunications division to drive our business forward, acquisitions will play a strategic role in augmenting existing product and service lines, expanding geographic reach, diversifying customers and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Engineering and Telecom Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international service providers, utilities, aggregators, Original Equipment Manufacturers (OEM’s) and Project Management Organizations (PMO’s) while delivering a broad range of professional services to meet accelerated demand for these services. We believe the ability to provide such solutions and services is a critical differentiator as we already have relationships for these professional services in place today. Each of our three operating units within AW Solutions intends to continue to expand into additional service offerings.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work “in-house” from our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger project and contracts. We believe there are potential acquisition candidates in the somewhat fragmented professional services market and infrastructure arena which would be likely candidates for consolidation opportunities.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs, Utility Entities and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Providers. We plan to capture and expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), Fortune 1000 enterprise clients, institutional clients, competitive access providers (CAPs), etc. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Cross Selling and Marketing. We believe that through our acquisitions we will be able to effectively cross sell between business units and enhanced services offerings and gain even greater traction through coordinated and branded marketing indicatives.

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

We seek to assist our customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions and Professional Staffing services. We actively maintain a Proprietary Candidate Database with profiles of more than 70,000 telecommunications professionals. The database contains domestic and international based telecommunications professionals of all levels. Our recruiters are able to search the database by any number of criteria including, but not limited to: technical skill sets, equipment types, technology experience, education, years of experience, past employment history, geographic location.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Nextel Corporation and AT&T.

During 2018, our top four customers, SAC Wireless, AT&T, Ericsson, Inc and Crown Castle accounted for approximately 59% of our total revenues, as compared to our top four customers in the seven months ended December 31, 2017, Crown Castle, High Performance Services LLC, Betacom, Inc, and USAC which accounted for approximately 64% of our total revenues from continuing telecommunications operations.

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

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law. The telecommunications division has not had any OSHA recordable incidents, lost work days or fatalities since inception which includes: 2006 through 2018. Our policy is to review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues. We have no Claims in our business related to: workers’ compensation claims, general liability and damage claims, or claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

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

Employees

As of December 31, 2018, we had 250 full-time employees and 2 part-time employees, of whom 28 were in administration and corporate management, 6 were accounting personnel, 3 were sales personnel and 215 are engaged in professional engineering, operations, project managerial and technical roles.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $2,539,657 for the year ended December 31, 2018, $1,200,593 for the seven months ended December 31, 2017 and $4,761,829 for the year ended May 31, 2017. In addition, we incurred a net loss attributable to common stockholders of $1,847,380 for the year ended December 31, 2018, $1,803,758 for the seven months ended December 31, 2017 and $6,812,879 for the year ended May 31, 2017. We may continue to incur operating and net losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

In the telecommunications sector we experienced consistent growth in recent years. To become profitable, we must, among other things, continue to increase our revenues. We experienced significant growth in recent years, primarily due to our strategic acquisitions. Our total revenues increased to $34,549,152 in the year ended December 31, 2018 from $5,872,457 in the seven months ended December 31, 2017 and $1,069,917 in the year ended May 31, 2017. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2018, we had total indebtedness of $8,793,327, consisting of $4,842,391, net of debt discounts of convertible debentures, $3,637,078 of notes payable, and $313,858 of related-party indebtedness. All of this debt is due within the twelve months ended December 31, 2019. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

●	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business;

●	place us at a competitive disadvantage compared to our competitors that have less debt;

●	limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and

●	make us more vulnerable to a general economic downturn than a company that is less leveraged.

A high level of indebtedness would increase the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness will depend on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include our ability to access the public equity and debt markets, financial market conditions, the value of our assets and our performance at the time we need capital.

Risks Related to Our Business

Our inability to obtain additional capital may prevent us from completing our acquisition strategy and successfully operating our business; however, additional financings may subject our existing stockholders to substantial dilution.

Due to our continued telecommunication organic growth path and associate amount of revenue generated, we expect to finance our anticipated future strategic acquisitions through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more strategic acquisitions or business plans. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

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

Our implementations can involve a longer period of delivery of telecommunication and infrastructure services and technologies. In addition, existing customers for other professional services projects often retain us for those projects sometime beyond an initial implementation. A successful implementation or other professional services project requires a close working relationship between us, the customer and often third- party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given project award/sale, increase the timeline risks of collection of amounts due during implementations or other professional services projects, and increase risks of delay of such projects. Delays in the completion of an implementation or any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers, third-party consultants or systems integrators regarding performance as originally anticipated. Such delays in the implementation may cause material fluctuations in our operating results. In addition, customers may defer implementation projects or portions of such projects and such deferrals could have a material adverse effect on our business and results of operations.

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

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 68% of our revenue in the year ended December 31, 2018, 64% in the seven months ended December 31, 2017 and 72% of our total revenues from in the year May 31, 2017. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

During the years ended December 31, 2018 and seven months ended December 31, 2017 we derived approximately 90%, of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

Risks Related to our Common Stock

Our common stock price has fluctuated in recent years, and the trading price of our common stock is likely to continue to reflect changes, which could result in losses to investors and litigation.

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

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2018, we had 7,708,684 shares of common stock issued and 7,087,426 shares outstanding, of which 5,530,000 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2018, we also had outstanding $6,685,041 million aggregate principal amount of convertible notes that were convertible into 35,654,000 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. See Note 10, Convertible Debentures, to the notes to our consolidated financial statements in this report. For conversions completed between January 1 and March 19, 2019, see Note 19, Subsequent Events, to the notes to our consolidated financial statements in this report. As of December 31, 2018, there were also outstanding warrants to purchase an aggregate of 1,715,177 shares of our common stock at a weighted-average exercise price of $2.14 per share, all of which warrants were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

We may have insufficient authorized capital stock to issue common stock to all of the holders of our outstanding warrants and other convertible securities and may be required to reverse split our outstanding shares of common stock or to request our stockholders to authorize additional shares of common stock in connection with the exercise or conversion of such outstanding securities or subsequent equity finance transactions.

We are authorized to issue 750,000,000 shares of common stock, of which 7,087,426 shares were outstanding on December 31, 2018 and, primarily as a result of the conversion of convertible debt securities since December 31, 2018, 14,250,089 shares were issued and outstanding on March 18, 2019. At March 19, 2019, we had reserved 40,548,806 shares of common stock for issuance upon conversion of certain of our outstanding convertible debt securities and warrants. In addition, at such date, we had outstanding $6,486,075 aggregate principal amount of additional convertible debt securities for which we are not required to reserve a specific number of shares of common stock for conversions but that is convertible into an undeterminable number of shares of common stock based upon a discount to the then-current market price of our common stock. If all of these securities were converted or exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

As a result of such potential shortfall in the number of our authorized shares of common stock, it is likely that we will have insufficient shares of common stock available to issue in connection with the conversion or exercise of our outstanding options, warrants and convertible debt securities or any future equity finance transaction we may seek to undertake. Accordingly, we may be required to take steps at an annual or special meeting of stockholders to seek approval of an increase in the number of our authorized shares of common stock. However, we cannot assure you that our stockholders would authorize an increase in the number of shares of our common stock. Alternatively, we may be required to reverse split our outstanding shares of common stock to create additional authorized but unissued shares. Our failure to have a sufficient number of authorized shares of common stock for issuance upon future exercise or conversion of our outstanding options, warrants and convertible debt securities could create an event of default under such securities, which could adversely affect our business, financial condition, results of operations and prospects.

If we do not meet the listing standards of a national securities exchange our investors’ ability to make transactions in our securities will be limited and we will be subject us to additional trading restrictions.

Our securities currently are traded over-the-counter on the OTC QB market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located in Longwood, Florida. We are occupying our offices under a 12-month lease that expires in February 2020 and provides for monthly lease payments of $14,423.

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

Location	Owned or Leased	User	Size (Sq Ft)
Longwood, FL	Leased (1)	AW Solutions	7,750
Puerto Rico	Leased (2)	AW Solutions	1,575
Boca Raton, FL	Leased (3)	AW Solutions	1,282
Miami, FL	Leased (4)	Tropical Communications, Inc.	3,400
Upland, CA	Leased (5)	ADEX Corporation	2,047
Oakwood Village, OH	Leased (6)	ADEX Corporation	4,498
Houston, TX	Leased (7)	ADEX Corporation	109,396
Alpharetta, GA	Leased (8)	ADEX Corporation	4,800

(1)	This multi-building facility is leased pursuant to a lease which the latest expires in February 28, 2020 and provides for monthly rental payments of $14,423.

(2)	This facility is leased on a month to month basis and provides for monthly payments of $1,500.

(3)	This facility is leased pursuant to a five-year lease that expires in August 2019 and provides for monthly base rental payments of $3,491.

(4)	This facility is leased on a month to month basis and provides for monthly base rental payments of $3,792.

(5)	This facility is leased pursuant to a month to month lease that provides for monthly payments of $3,378

(6)	This facility is leased pursuant to a month to month basis and provides for monthly payments of $2,000.

(7)	This storage yard is leased pursuant to a lease that expires in December 2019 and provides for monthly lease payments of $4,000.

(8)	This facility is leased pursuant to a 36 month lease which expires in April 2019 and provides for monthly lease payments of $4,880.

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

	Fiscal Year Ended December 31, 2018
Fiscal Year Ended December 31, 2018	High	Low
Quarter ended December 31, 2018	$1.49	$0.12
Quarter ended September 30, 2018	$4.00	$0.30
Quarter ended June 30, 2018	$2.90	$0.98
Quarter ended March 31, 2018	$4.20	$0.66

	Transition Period Ended December 31, 2017
Transition Period Ended December 31, 2017	High	Low
Quarter ended December 31, 2017	$4.00	$1.20
Quarter ended September 30, 2017	$1.80	$1.00

	Fiscal Year Ended May 31, 2017
Fiscal Year Ended May 31, 2017	High	Low
Quarter ended May 31, 2017	$6.00	$0.60
Quarter ended February 28, 2017	$1.60	$0.60
Quarter ended November, 2016	$6.00	$1.00
Quarter ended August 31, 2016	$4.00	$1.200

On March 18, 2019, the closing sale price of our common stock, as reported by OTC Markets, was $0.192 per share. On March 18, 2019, there were 242 holders of record of our common stock and 14,250,089 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. During the year ended December 31, 2018, the Company redeemed its Series A Preferred Stock. In connection with this redemption, the Company recorded a deemed dividend of $191,261.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

In the fourth quarter of 2018, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

●	Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

●	The recipients were either accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

●	The recipients had access to business and financial information concerning our company.

●	All securities issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

The shares of our common stock that were issued upon the conversion of our convertible debt securities were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act.

On October 9, 2018, the Company issued 520,000 shares of common stock with a fair value of $3,796,500 to employees of the Company in exchange for services for the Company. The shares vest over periods between 12 and 36 months. During the year ended December 31, 2018, the Company recorded $56,174 for the vested portion of the shares, leaving $463,907 of unvested compensation expense to be recognized in future periods.

On October 19, 2018, the Company issued 62,170 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On October 25, 2018, the Company issued 40,000 shares of common stock upon the conversion of $13,008 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On November 8, 2018, the Company issued 60,000 shares of common stock upon the conversion of $18,206 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On November 13, 2018, the Company issued 88,277 shares of common stock upon the conversion of $25,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On November 26, 2018, the Company issued 75,000 shares of common stock upon the conversion of $18,206 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On December 4, 2018, the Company issued 65,445 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On December 12, 2018, the Company issued 116,500 shares of common stock upon the conversion of $17,858 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On December 17, 2018, the Company issued 70,721 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

On December 27, 2018, the Company issued 95,969 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

The above mentioned securities were issued in reliance on the exemption from registration provided for by the Section 4(a)(2) of the Securities Act and/or Rule 506 of the Regulation D promulgated thereunder.

13.	Preferred Stock

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

We were incorporated in 2007 and functioned as a development stage company with limited activities through 2017.

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

Our Ability to Integrate Our Acquired Business and Expand Internationally

We have completed three material acquisitions on April 25, 2017, February 27, 2018 and January 4, 2019, respectively, and plan to consummate additional acquisitions in the near term. Our success will depend, in part, on our ability to successfully integrate these businesses into our telecommunications platform. In addition, we believe international expansion represents a compelling opportunity for additional growth over the long-term because of the worldwide need for telecommunications infrastructure. We plan to expand our global presence either by expanding our current operations or by acquiring subsidiaries with international platforms.

Our Ability to Expand and Diversify Our Customer Base.

Our customers for specialty contracting services consist of leading telephone, wireless, cable television, utility and other companies. Historically, our revenue has been significantly concentrated in a small number of customers. Although we still operate at a net loss, our revenue this years has increased as we have acquired additional subsidiaries and diversified our customer base and revenue streams. The percentage of our revenue attributable to our top 5 customers, specified in the following table, were as follows:

SAC Wireless	20%
ATT	17%
ERICSSON INC	16%
Crown Castle	15%
Frontier Communications	6%
Total	74%

Impact of Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a strategic acquisition of AW Solutions on April 25, 2017, ADEX on February 27, 2018 and TNS on January 4, 2019. We have completed three (3) material acquisitions and initiated the Telecommunication Division. We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

Critical Accounting Policies

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

On January 2, 2018, our Board of Directors approved a change in our fiscal year-end from May 31 to December 31. As a result of this change, our fiscal year 2017 is a 7 month transition period beginning June 1, 2017 through December 31, 2017. In these consolidated statements, including the notes thereto, financial results for fiscal 2017 are for a 7 month period. Corresponding results for the years ended December 31, 2018 and May 31, 2017 are both for 12 month periods.

The Company’s management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company’s ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. For the year ended December 31, 2018, the Company was unable to achieve positive cash flow from operations. The Company’s management expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

During the years ended December 31, 2018 and 2017, the Company suffered recurring losses from operations. At December 31, 2018 and 2017, the Company had a stockholders’ deficit of $5,691,332 and $6,427,000, respectively. At December 31, 2018, the Company had a working capital deficit of $8,464,969, as compared to a working capital deficit of $9,389,008 at December 31, 2017.

On, or prior to December 31, 2019, the Company has obligations relating to the payment of indebtedness on notes payable, convertible debentures and notes to related parties of $3,637,078, 4,842,391 and $313,858, respectively. The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to December 31, 2019 from results of operations and from the proceeds of additional indebtedness or equity raises. If the Company is not successful in obtaining additional financing when required, the Company expects that it will be able to renegotiate and extend certain of its notes payable as required to enable it to meet its remaining debt obligations as they become due, although there can be no assurance that the Company will be able to do so.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. The Company is evaluating other measures to further improve its liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through March 31, 2020. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations over the next 12 months.

To execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of any securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, AW Solutions, Inc. (from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017), AW Solutions Puerto Rico LLC. (from the date of acquisition, April 25, 2017), ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (from the date of acquisition, February 27, 2018). All the subsidiaries are wholly-owned. As described in Note 5, during the year ended December 31, 2018, the Company disposed of the following subsidiaries; Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2018 and December 31, 2017 was $502,868 and $54,482, respectively.

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

Goodwill

Goodwill was generated through the acquisition of AW Solutions in 2017 and ADEX in 2018 as the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended December 31, 2018, the seven months ended December 31, 2017 or the year ended May 31, 2017.

Intangible Assets

At December 31, 2018 and December 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 3-20 years.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines it’s filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2018. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $156,711 plus penalties and interest of $111,200 for a total obligation due of $267,911. This tax assessment is included in accrued expenses at December 31, 2018.

Revenue Recognition

Revenue from Contracts with Customers

Adoption of New Accounting Guidance on Revenue Recognition

On May 28, 2014, FASB issues Topic 606. As of January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach applied to any contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. The Company determined that no cumulative effect adjustment to retained earnings was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidance.

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) revenue is recognized when the performance obligations are satisfied.

Contract Types

The Company’s contracts fall under three main types: 1) unit-price, 2) fixed-price, and 3) time-and-materials. Unit-price contracts relate to services being performed and paid on a unit basis, such as per mile of construction completed. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working permanently at customer locations and materials costs incurred by those employees.

A significant portion of the Company’s revenues come from customers with whom the Company has a Master Service Agreement (“MSA”). These MSA’s generally contain customer specific service requirements.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types the performance obligation is satisfied at different times. For professional services revenue, the performance obligation is met when the work is performed. In certain cases this may be each day, or each week depending on the customer. For construction services, the performance obligation is met when the work is completed and the customer has approved the work.

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the company delivers distinct contractual deliverables and/or services. Deliverables may include but are not be limited to: engineering drawings, designs, reports and specification. Services may include, but are not be limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Year Ended December 31, 2018 $	Seven Months Ended December 31, 2017 $
Professional services	21,472,410	2,007,572
Construction	13,076,747	3,864,885
Total	34,549,157	5,872,457

Revenue by contract type	Year Ended December 31, 2018 $	Seven Months Ended December 31, 2017 $
Unit-price	6,786,614	116,249
Fixed-price	6,290,133	3,748,636
Time-and-materials	21,472,410	2,007,572
Total	34,549,157	5,872,457

Revenue by contract duration	Year Ended December 31, 2018 $	Seven Months Ended December 31, 2017 $
Short-term	251,735	104,908
Long-term	34,297,422	5,767,549
Total	34,549,157	5,872,457

The Company also disaggregates its revenue by geographic location and operating segment (See Note 17).

Accounts Receivable

Accounts receivable include amounts from work completed in which the Company has billed or has an unconditional right to bill its customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Contract Assets and Liabilities

Contract assets include unbilled amounts for services performed but not yet billed. The Company records unbilled receivables for services performed but not billed. At December 31, 2018 and December 31, 2017, unbilled receivables totaled $1,861,985 and $11,429, respectively. Contract liabilities include unbilled costs and are included in accrued expenses on the consolidated balance sheets. At December 31, 2018 and December 31, 2017, unbilled costs totaled $1,720,190 and $0, respectively.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018 and 2017, the Company had 14,919,228 and 4,267,236, respectively, common stock equivalents outstanding.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2018 and 2017 and May 31, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements

Concentrations of Risk

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2018, five customers accounted for 20%, 17%, 16%, 15% and 6% respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 27%, 23%, 8% 7% and 2%, respectively, of trade accounts receivable as of December 31, 2018. For the seven months ended December 31, 2017, two customers accounted for 42% and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 27% and 11%, respectively, of trade accounts receivable as of December 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the year ended December 31, 2018. Revenues generated from customers in Puerto Rico accounted for approximately 6% of consolidated revenues for the year ended December 31, 2018. Revenues generated within the domestic United States of America accounted for approximately 82% of consolidated revenues for the seven month period ended December 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 18% of consolidated revenues for the seven month period ended December 31, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2018 and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and December 31, 2017, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,166,886	–	–	3,166,886

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2018, and December 31, 2017, the Company had a $3,166,886 and $4,749,712 derivative liability, respectively.

Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”) as discussed in Revenue Recognition accounting policy description.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), and associated ASUs related to ASU 842, Leases, which require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For leases where we are a lessee, the presentation and measurement of the assets and liabilities will depend on each lease’s classification as either a finance or operating lease. For leases where we are a lessor, the accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASC 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations

Results of Operations

Year Ended December 31, 2018 Compared to Seven Months Ended December 31, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2018 and the seven months ended December 31, 2017.

Our operating results for the year ended December 31, 2018 and the seven months ended December 31, 2017 are summarized as follows:

	Twelve Months Ended December 31, 2018	Seven Months Ended December 31, 2017
Statement of Operations Data:
Revenues	$34,549,157	$5,872,457
Operating expenses	37,088,814	7,073,050
Loss from operations	(2,539,657)	(1,200,593)
Total other income (expense)	1.441.581	(631,543)
Net loss attributable to common stockholders	(1,847,380)	(1,803,758)
Net loss per share, basic and diluted	$(0.59)	$(1.30)
Basic and diluted weighted average shares outstanding	3,128,861	1,388,146

Our significant balances sheet accounts as of December 31, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Balance sheet data:
Cash	$620,593	$28,893
Accounts receivable, net	6,526,182	1,473,377
Contract assets	1,867,895	11,429
Total current assets	9,067,352	1,543,333
Goodwill and intangible assets, net	3,771,900	2,872.917
Total assets	12,930,396	4,505,340

Total current liabilities	17,532,321	10,932,340
Long-term liabilities	-	-
Stockholders’ (deficit)	(5,691,332)	(6,427,000)

Revenue

Our revenue increased from $5,872,457 for the seven months ended December 31, 2017 to $34,549,157 for the twelve months ended December 31, 2018. During 2017, all of our revenue and a significant portion of our expense was generated by our acquired company AW Solutions. The increase in 2018was primarily a result of our acquisition of ADEX Corp. in February 2018.

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

	Twelve Months Ended December 31, 2018	Seven Months Ended December 31, 2017
Revenue from:
Professional Services	$21,472,410	$2,007,572-
Construction	$13,076,747	$3,864,885
As a percentage of total revenue:
Professional Services	62.2%	34.2%
Construction	37.8%	65.8%

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

General and administrative costs were $4,098,777 for the twelve months ended December 31, 2018 compared to $539,798 for the seven months ended December 31, 2017. The increase in general and administrative expenses was due to the acquisition of AW Solutions and ADEX Corp, combined with additional corporate overhead costs.

Salaries and Wages Expenses.

Salaries and wages were $3,668,298 for the twelve months ended December 31, 2018 compared to $1,299,951 for the seven months ended December 31, 2017. The increase during the twelve months ended December 31, 2018, was primarily a result of our acquisition of AW Solutions in April 2017 and ADEX Corp in February 2018.

Net Income (Loss).

Our net loss attributable to common stockholders increased from $1,803,758 for the seven months ended December 31, 2017 to $1,847,380 for the twelve months ended December 31, 2018. As of December 31, 2018, our stockholders’ deficit was $5,691,332.

Accounts Receivable

We had accounts receivable, net of allowance for doubtful accounts at December 31, 2018 and December 31, 2017 of $6,562,182 and $1,461,948, respectively. The increase in accounts receivable was a result of the acquisition of ADEX Corp. which resulted in higher revenues.

Capital expenditures

We had capital expenditures of $21,288 and $3,635 for the twelve months ended December 31, 2018 and seven months ended December 31, 2017, respectively. We expect our capital expenditures for the 12 months ended December 31, 2019 to increase to some degree. These capital expenditures will be primarily utilized for equipment needed related to fiber operations and office equipment. We expect to fund such capital expenditures out of our working capital.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was $1,834,856 and $1,503,633 as of December 31, 2018 and December 31, 2017, respectively.

Goodwill was generated through the acquisitions we have made during 2017 and 2018. As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of our completed acquisitions (see Note 3) of the Notes to our consolidated financial statements included in this report). At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

We perform our annual impairment test on December 31st at the reporting unit level, which is consistent with our operating segments. Our reportable segment is infrastructure and professional services. Infrastructure and professional services comprised of AW Solutions and ADEX Corp. These reporting units are aggregated to form one (1) operating segment and one (1) reportable segment for financial reporting and for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

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

Income Taxes

As of December 31, 2018, the Company had federal net operating loss carryforwards (“NOL’s”) of $13,248,096 that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2018, there was no accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Financial Condition

As of December 31, 2018, our total current assets were $9,067,352 and our total current liabilities were $17,532,321, resulting in a working capital deficit of $8,464,969 compared to working capital deficit of $9,389,007 as of December 31, 2017.

We have suffered recurring losses from operations. The continuation of our company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Twelve months Ended	Seven months Ended
	December 31,	December 31,
	2018	2017
Net Cash Used in Operating Activities	$(1,489,418)	$(551,632)
Net Cash Provided by (Used) In Investing Activities	$170,128	$(3,635)
Net Cash Provided by Financing Activities	$1,910,990	$239,058
Cash (decrease) increase during the period	$591,700	$(316,209)

The increase in cash that we experienced during the twelve month period ended December 31, 2018 as compared to the decrease of cash during the seven month period ended December 31, 2017 was primarily a result of an increase in cash provided by financing activities due to the issuance of convertible debentures and notes payable in 2018. This was offset by the repayment of loans payable in 2018 and the net cash used in operating activities in 2018. We expect our cash from operations to increase in the coming year, due to operating profits in our telecommunications division. We have not been able to reach the break-even point since our inception and have had to rely on raising capital. We anticipate generating increased revenues over the next year. Over the next 12 months, we anticipate raising additional funds, and we plan to primarily concentrate on our telecommunications business and associated projects along with our anticipated acquisition of WaveTech Global.

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

Indebtedness

As of December 31, 2018 and 2017, notes payable consisted of the following:

	December 31,
	2018	2017
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$42,399
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	$7,760	$7,950
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000
Promissory note issued to Highland Capital, non-interest bearing, unsecured and due on demand	-	17,500
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	-	29,430
Promissory note issued to Inspace Inc. non-interest bearing, unsecured and due on demand	-	4,490
Promissory note issued to C. Brown, non-interest bearing, unsecured and due on demand	-	14,370
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	-	15,000
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	-	6,681
Promissory note issued to Various, non-interest bearing, unsecured and due on demand		8,073
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	-	7,954
Promissory note issued to 1647020 Albert, non-interest bearing, unsecured and due on demand		4,772
Promissory note issued to s. Lower, non-interest bearing, unsecured and due on demand	-	2,386
Promissory note issued to Geisbracht, non-interest bearing, unsecured and due on demand	-	10,599
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand		3,977
Promissory note issued to Old Main Capital LLC, 8% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to Dominion Capital, 12% interest, unsecured and due on demand, net of debt discount of $0 and $0	-	118,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	275,000	-
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $257,194 and $0	3,225,821	-
Total	$3,637,078	$363,081

Additional information on our term loans is set forth in our consolidated financial statements included in this report in Item 9, Financial Statements and Supplementary Data.

At December 31, 2018 and 2017, we had outstanding the following notes payable to related parties:

	December 31,
	2018	2017
Promissory note issued to Roger Ponder, 8% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	$18,858	$18,858
Promissory note issued to Keith Hayter, 8% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	130,000	130,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, matures April 10, 2019	85,000	-
Promissory note issued to Keith Hayter, 8% interest, unsecured, matures August 20, 2019	80,000	-
Total	$313,858	$148,858

Additional information on our notes payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

At December 31, 2018 and 2017, we had outstanding the following convertible debentures:

	December 31,
	2018	2017
Convertible promissory note, InterCloud Systems, Inc,, 8% interest, unsecured, matured April 27, 2018, net of debt discount of $0 and $361,333	$1,735,000	$1,638,667
Convertible promissory note, Dominion Capital, 8% interest, unsecured, matured April 27, 2018, net of debt discount of $0 and $205,443	-	194,557
Convertible promissory note, C. Brown, 10% interest, unsecured, matured February 14, 2016, net of debt discount of $0 and $0	-	15,000
Convertible promissory note, J. Thacker, 10% interest, unsecured, matured August 19, 2015, net of debt discount of $0 and $0	-	65,000
Convertible promissory note, InterCloud Systems, Inc,, 6% interest, unsecured, matures February 27, 2019, net of debt discount of $286,749 and $0	1,565,681	-
Convertible promissory note, InterCloud Systems, Inc,, 1% interest, unsecured, matures August 16, 2019, net of debt discount of $171,502 and $0	622,392
Convertible promissory note, Barn 11, 6% interest, unsecured, matures January 15, 2019, net of debt discount of $45,000 and $0	445,000	-
Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23,2019, net of debt discount of $1,009,630 and $0	240,370	-
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019, net of debt discount of $172,570 and $0	123,176	-
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $9,087 and $0	69,860	-
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $41,395 and $0	37,552	-
Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019, net of debt discount of $24,140 and $0	3,360	-
Total	$4,842,391	$1,913,224

Additional information on our notes payable to related parties is set forth in our consolidated financial statements included in this report in Item 10, Financial Statements and Supplementary Data.

As of December 31, 2018, the outstanding balances of notes payable, notes payable to related parties and convertible debentures were $3,637,078, $313,858 and $4,842,391, respectively, net of debt discounts of $0, $0 and $1,907,698, respectively.

The total outstanding principal balance per the loan agreements due to our debt holders was $10,701,025 at December 31, 2018. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Results of Operations

Seven Months Ended December 31, 2017 Compared to Fiscal year Ended May 31, 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the seven months ended December 31, 2017 and twelve months ended May 31, 2017.

Our operating results for the seven months ended May 31, 2017 and the twelve months ended May 2017 are summarized as follows:

	Seven Months Ended December 31, 2017	Twelve Months Ended May 31, 2017
Statement of Operations Data:

Revenues	$5,872,457	$1,069,917
Operating expenses	7,073,050	5,831,746
Loss from operations	(1,200,593)	(4,761,829)
Total other expense	(2,109,458)	(2,109,458)
Net loss attributable to common stockholders	(631,543)	(6,812,879)
Net loss per share, basic and diluted	$(1.30)	$(17.40)
Basic and diluted weighted average shares outstanding	1,388,146	391,637

	December 31,	May 31,
	2017	2017
Balance sheet data:
Cash	$28,893	$345,102
Accounts receivable, net	1,473,377	1,623,200
Total current assets	1,543,333	2,100,457
Goodwill and intangible assets, net	2,872,917	2,964,360
Total assets	4,505,340	5,188,777

Total current liabilities	10,932,340	9,966,073
Long-term liabilities	-	-
Stockholders’ (deficit) y	(6,427,000)	(4,777,286)

Revenue

Our revenue increased from $1,069,917 for the twelve months ended May 31, 2017 to $5,872,457 for the seven months ended December 31, 2017. Our net loss attributable to common stockholders decreased from $6,871,287 for the year ended May 31, 2017 to $1,803,758 for the seven months ended December 31, 2017. During the twelve months ended May 31, 2017, and seven months ended December 31, 2017, all of our revenue and a significant portion of our expense was generated by our acquired company AW Solutions.

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

	Seven Months Ended December 31, 2017	Twelve Months Ended May 31, 2017
Revenue from:
Professional Services	$2,007,572	-
Construction	$3,864,885	$1,069,917
As a percentage of total revenue:
Professional Services	34.2%	-
Construction	65.8%	100%

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

General and administrative costs were $539,798 for the seven months ended December 31, 2017, compared to $106,114 for the twelve months ended May 31, 2017. The increase in general and administrative costs was a result of our acquisition of AW Solutions in April 2017.

Salaries and Wages Expenses

Salaries and wages were $1,299,951 for the seven months ended December 31, 2017 compared to $4,845,260 for the twelve months ended May 31, 2017. The decrease during the seven months ended December 31, 2017, was primarily the result of issuing 124,251,510 shares with a fair value of $3,976,048 to two new directors of the Company in exchange for services provided during the twelve months ended May 31, 2017.

Capital expenditures

We had capital expenditures of $3,635 and $0 for the seven months ended December 31, 2017 twelve months ended May 31, 2017, respectively. We expect our capital expenditures for the 12 months ended December 31, 2019 to increase to some degree with in the integration of AW Solutions. These capital expenditures will be primarily utilized for equipment needed related to fiber operations and office equipment. We expect to fund such capital expenditures out of our working capital.

Liquidity and Financial Condition

As of December 31, 2017 our total assets were $1,543,333 and total current liabilities were $10,932,340, resulting in a working capital deficit of $9,389,007 as of December 31, 2017 compared to a working capital deficit of $7,865,616 as of May 31, 2017.

We have suffered recurring losses from operations. The continuation of our company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Seven Months Ended	Twelve Months Ended
	December 31,	May 31,
	2017	2017
Net Cash Used in Operating Activities	$(551,632)	$(403,732)
Net Cash Provided by (Used) In Investing Activities	$(3,635)	$116,612
Net Cash Provided by Financing Activities	$239,058	$631,103
Cash (decrease) increase during the year	$(316,209)	$343,983

The decrease in cash that we experienced during the seven months ended December 31, 2017 as compared to the increase of cash during the twelve months ended May 31, 2017 was primarily the result of cash used in operations, which was partially offset by cash provided by financing activities. We obtained $631,103 during the year in funding. This was offset in part by cash used in operating activities $403,732. We expect that our cash position will increase next year, due to operating profits in our telecommunications division. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We anticipate making significant revenues for the next year. Over the next 12 months, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2018, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis;

b)	We do not have any formally adopted internal controls surrounding its cash and financial reporting procedures; and

c)	the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Roger M. Ponder	Chief Executive Officer and Chairman of the Board	66	June 6, 2017
Keith W. Hayter	President and Director	54	June 6, 2017

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

Roger M. Ponder, Chief Executive Officer and Chairman of the Board

Mr. Ponder, age 66, has served as a director of the Company since April 2017. Mr. Ponder was the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder prior served as Chief Operating Officer of InterCloud Systems, Inc. from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to the Company.

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

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company’s Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 2,084,538 Common Shares.

Keith W. Hayter, President and Director

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company, effective immediately. Mr. Hayter, age 54, has served as a director of the Company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

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

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of the Company’s Common Shares as determined by the Board under the Company’s Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 2,109,231 Common Shares.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2018 and the transition period r ended December 31, 2017.

							Change in
							Pension Value
						Non-Equity	and
						Incentive	Non-Qualified
Name &				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Roger M. Ponder,	December 31, 2018	226,000		2,109,231	Nil				2,335,231
Chief Executive Officer	December 31, 2017	128,333		(a)	Nil				128,333

Keith W. Hayter,	December 31, 2018	216,000		2,084,538	Nil				2,297,538
President	December 31, 2017	122,500		(a)	Nil				122,500

(a)	Does not include $1,988,024 and $1,988,024 for Messrs. Ponder and Hayter, respectively that were returned to the Company in 2018.

Option/SAR Grants in Fiscal Year Ended December 31, 2018

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Roger M. Ponder	n/a	Nil	Nil	Nil

Keith W. Hayter	n/a	Nil	Nil	Nil

Outstanding Equity Awards at Fiscal Year-End Table

The following table itemizes outstanding equity awards held by the named executive officers as of December 31, 2018.

Stock Awards
	Number of		Market
	Shares or		Value of
	Units of		Shares or
	Stock (#)		Units of
	That Have	Stock	Stock ($)
	Not	Award	That Have
Name	Vested(1)	Grant Date	Not Vested
Roger Ponder	1,500,000	9/28/2018	$975,000	(2,3)
Keith Hayter	1,500,000	9/28/2018	975,000	(4,5)

(1)	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided for in an employment or award agreement.

(2)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $0.65, which was the closing market price of one share of our common stock on September 28, 2018.

(3)	This restricted stock vests 50% on March 29, 2019, 30% on September 28, 2019 and 20% on March 28, 2020.

(4)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $0.65, which was the closing market price of one share of our common stock on September 28, 2018.

(5)	This restricted stock vests 50% on March 29, 2019, 30% on September 28, 2019 and 20% on March 28, 2020.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Roger M. Ponder employee agreement

On June 6, 2017, the Board of Directors (the “Board”) of the Company appointed Roger M. Ponder to serve as Chief Executive Officer of the Company, effective immediately. Mr. Ponder, age 66, has served as a director of the Company since April 2017. Mr. Ponder has been the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder had served as a member of the board of directors of InterCloud Systems, Inc., and served as its Chief Operating Officer from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to the Company.

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

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of the Company’s Common Stock as determined by the Board under the Company’s Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 2,106,231 common shares.

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

Keith W. Hayter employment agreement

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of the Company, effective immediately. Mr. Hayter, age 54, has served as a director of the Company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

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

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of the Company’s Common Shares as determined by the Board under the Company’s Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 2,084,538 common shares.

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

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in fiscal 2018 for services to our company.

Fees Earned
	or Paid in		Option
Name	Cash ($)		Awards ($)		Total ($)
n/a	$	Nil	$	Nil	$	Nil
n/a	$	Nil	$	Nil	$	Nil
Total:	$	Nil	$	Nil	$	Nil

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 4, 2018:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)
Keith W. Hayter	Common Stock	2,084,538	14.6%
Roger M. Ponder	Common Stock	2,109,231	14.8%
Officers and Directors as a Group (2 persons)	Common Stock	4,193,769	29.4%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 14,250,089 shares of common stock issued and outstanding as of March 18, 2019.

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

During the year ended December 31, 2018, the Company settled a $109,078 note, which amount was outstanding on December 31, 2017 to the former President of the Company and his spouse, and a company controlled by the former President of the Company, the note was non-interest bearing, unsecured, and due on demand.  The note has been repaid in full.

During the year ended December 31, 2018 the Company settled $22,097, which was outstanding on December 31, 2017 to a former officer and a former director of the Company. The note has been repaid in full.

As at December 31, 2018, the Company owes $51,889, which was outstanding on December 31, 2017 to InterCloud, which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2018, pursuant to the acquisition AW Solutions, the Company owes a contingent liability of $0, which on December 31, 2017 was $793,893 to InterCloud.  During the year ended December 31, 2018, the Company also issued InterCloud the convertible note described in Note 10(m) with a principal amount of $793,894 to settle the contingent liability of $793,893.

On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued was unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

On April 13, 2018, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on April 10, 2019 and bears interest at a rate of 8% per annum. At December 31, 2018, the amount of $85,000 was owed.

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

On August 21, 2018, the Company received $80,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on August 20, 2019 and bears interest at a rate of 8% per annum. At December 31, 2018, the amount of $80,000 was owed, On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000 to InterCloud as partial consideration for the acquisition of ADEX.  The interest on the outstanding principal due under the ADEX Note accrues at a rate of 6% per annum. All principal and accrued interest under the ADEX Note is due one year following the issue date of the ADEX Note and is convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for seven months ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017
	Sadler, Gibb 2018	Sadler, Gibb, 2017
Audit Fees	$75,000	$65,488
Audit Related Fees	18,500	5,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$93,500	$70,988

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

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Report on Form 10-K.

ITEM 16 – FORM 10-K SUMMARY

None.

SPECTRUM GLOBAL SOLUTIONS, INC.

(f/k/a Mantra Venture Group Ltd.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SPECTRUM GLOBAL SOLUTIONS, INC.

Page Number

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2018 and December 31, 2017	F-3

Consolidated statements of operations for the year ended December 31, 2018, for the seven months ended December 31, 2017, and for the year ended May 31, 2017	F-4

Consolidated statements of stockholder’s equity (deficit) for the year ended December 31, 2018 and seven months ended December 31, 2017	F-5

Consolidated statements of cash flows for the year ended December 31, 2018, for the seven months ended December 31, 2017, and for the year ended May 31, 2017	F-6

Notes to unaudited consolidated financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Spectrum Global Solutions Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectrum Global Solutions Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, the seven months ended December 31, 2017, and the year ended May 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, the seven months ended December 31, 2017, and the year ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses, experienced negative cash flows from operations, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2014. Salt Lake City, UT

March 26, 2019

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated balance sheets

(Expressed in U.S. dollars)

	December 31,	December 31,
	2018	2017
	$	$

ASSETS
Current assets
Cash	620,593	28,893
Accounts receivable (net of allowance for doubtful accounts of $502,868 and $54,482, respectively)	6,562,182	1,461,948
Contract assets	1,861,895	11,429
Prepaid expenses and deposits	22,682	41,063
Total current assets	9,067,352	1,543,333
Property and equipment (net of accumulated depreciation of $1,020,959 and $999,769, respectively)	61,257	61,159
Goodwill	1,834,856	1,503,633
Customer lists (net of accumulated amortization of $187,299 and $65,269, respectively)	850,249	836,279
Tradenames (net of accumulated amortization of $118,810 and $41,600, respectively)	1,086,795	533,005
Other assets	29,887	27,931
Total assets	12,930,396	4,505,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	5,472,108	2,368,652
Due to related parties	-	159,782
Loans payable	3,637,078	363,081
Loans payable to related parties	313,858	148,858
Convertible debentures (net of discount of $1,770,073 and $573,776, respectively)	4,842,391	1,913,224
Derivative liability	3,166,886	4,749,712
Warrant liability	100,000	-
Contingent liability	-	793,893
Preferred stock liability:
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 899,427 (December 31, 2017 – 1,262,945) shares	-	435,138
Total current liabilities	17,532,321	10,932,340

Mezzanine equity
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 899,427 (December 31, 2017 – 1,262,945) shares	604,877	-
Preferred stock authorized: 1,000 Series B preferred stock, stated value $3,500 Issued and outstanding: 1,000 (December 31, 2017 – 0) shares	484,530	-

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued 7,708,684 (December 31, 2017- 2,115,136); Outstanding: 7,087,426 (December 31, 2017 – 2,115,136)	77	21
Additional paid-in capital	18,681,390	15,909,612
Treasury stock, at cost	(277,436)	-
Common stock subscribed	74,742	74,742
Accumulated deficit	(24,170,105)	(22,322,725)
Total Spectrum Global Solutions, Inc. stockholders’ deficit	(5,691,332)	(6,338,350)
Non-controlling interest	-	(88,650)
Total stockholders’ deficit	(5,691,332)	(6,427,000)
Total liabilities and stockholders’ deficit	12,930,396	4,505,340

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of operations

(Expressed in U.S. dollars)

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2018 $	2017 $	2017 $

Revenue	34,549,157	5,872,457	1,069,917

Operating expenses
Cost of revenues	29,101,308	5,103,352	820,503
Depreciation and amortization	220,431	129,949	59,869
General and administrative	4,098,777	539,798	106,114
Salaries and wages	3,668,298	1,299,951	4,845,260

Total operating expenses	37,088,814	7,073,050	5,831,746

Loss from operations	(2,539,657)	(1,200,593)	(4,761,829)

Other income (expense)
Gain (loss) on settlement of debt	884,415	3,988,268	(33,620)
Loss on disposal of assets	–	–	(2,067)
Gain on extinguishment of preferred stock liability	285,855	–	–
Accretion of discounts on convertible debentures	(2,768,706)	(1,042,270)	(561,137)
Gain (loss) on change in fair value of derivatives	3,581,071	(3,330,790)	(1,197,700)
Interest expense	(1,118,353)	(246,751)	(211,454)
Impairment loss	–	–	(103,480)
Gain on disposal of subsidiaries	577,299	–	–
Total other income (expense)	1,441,581	(631,543)	(2,109,458)

Net loss for the period before income taxes	(1,098,076)	(1,832,136)	(6,871,287)

Provision for income taxes	(247,558)	–	–

Net loss for the period	(1,345,634)	(1,832,136)	(6,871,287)

Less: net loss attributable to the non-controlling interest	53,429	28,378	58,408

Net loss attributable to Spectrum Global Solutions, Inc.	(1,292,205)	(1,803,758)	(6,812,879)

Less: Deemed dividend- Series A preferred stock redemption	(191,261)	–	–
Preferred stock extinguishment	(363,914)	–	–

Net loss attributable to common shareholders	(1,847,380)	(1,803,758)	(6,812,879)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic and Diluted	(0.59)	(1.30)	(17.40)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Spectrum Global Solutions, Inc. per common share:
Basic and Diluted	3,128,861	1,388,146	391,637

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of stockholder’s deficit

For the Seven Months Ended December 31, 2017 and the Year Ended December 31, 2018

	Common Stock		Additional paid-in	Common stock	Treasury	Accumulated	Non- controlling	Total stockholders’
	Number	Amount $	capital $	subscribed $	Stock $	deficit $	interest $	equity (deficit) $

Balance, May 31, 2017	1,375,282	14	15,727,187	74,742	–	(20,518,967)	(60,272)	(4,777,296)

Preferred stock issued to settle debt	–	–	–	–	–	–	–	–

Shares issued for services	680,742	6	13,729	–	–	–	–	13,735

Shares issued upon conversion of convertible debt	59,400	1	168,696	–	–	–	–	168,697

Net loss for the period	–	–	–	–	–	(1,803,758)	(28,378)	(1,832,136)

Balance, December 31, 2017	2,115,424	21	15,909,612	74,742	–	(22,322,725)	(88,650)	(6,427,000)

Conversion of preferred shares	112,165	1	56,906	–	–	–	–	56,907

Shares issued for services	5,530,000	55	2,042,242	–	–	–	–	2,042,297

Warrant issued to acquire non-controlling interest	–	–	(125,744)	–	–	–	–	(125,744)

Disposal of subsidiaries	–	–	–	–	–	–	35,221	35,221

Shares issued upon conversion of convertible debt	1,036,095	10	1,005,458	–	–	–	–	1,005,468

Common shares converted to preferred shares	(1,085,000)	(10)	(207,084)	–	(277,436)	–	–	(484,530)

Net loss for the period	–	–	–	–	–	(1,847,380)	53,429	(1,793,951)

Balance, December 31, 2018	7,708,684	77	18,681,390	74,742	(277,436)	(24,170,105)	–	(5,691,332)

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2018$	2017$	2017$
Operating activities

Net loss	(1,345,634)	(1,832,136)	(6,871,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	(3,581,071)	3,330,790	1,197,700
Accretion of discounts on convertible debentures	2,768,706	1,042,270	561,137
Depreciation and amortization	220,431	129,949	59,869
Foreign exchange loss (gain)	(4,712)	9,640	5,035
Shares issued for services	2,016,856	13,735	3,976,048
Interest related to cash redemption premium on convertible notes	–	17,500	105,032
Loss on disposal of assets	–	–	2,067
Impairment loss	–	–	103,480
Gain on disposition of subsidiary	(577,299)	–	–
Derivative warrants issued for services	68,536	–	–
Gain on settlement of debt	(884,415)	(3,988,268)	33,620
Gain on extinguishment of preferred stock liability	(285,855)	–	–

Changes in operating assets and liabilities:			–
Accounts receivable	43,128	161,252	212,448
Contract assets	(1,850,556)	(11,429)	-
Prepaid expenses and deposits	18,252	91,092	(119,366)
Accounts payable and accrued liabilities	1,953,593	419,248	175,930
Other assets	4,845	–	1,107
Due to related parties	(54,223)	64,725	153,448
Net cash used in operating activities	(1,489,418)	(551,632)	(403,732)
Investing activities
Purchase of equipment	(21,288)	(3,635)	–
Proceeds from sale of property and equipment	–	–	1,500
Cash received upon acquisition of subsidiary	191,744	–	115,112
Cash disposed upon disposition of subsidiary	(328)	–	–
Net cash provided by(used in) investing activities	170,128	(3,635)	116,612
Financing activities
Repayment of capital lease obligations	–	–	(7,025)
Repayment of loan payable	(1,723,000)	(160,000)	–
Repayment of convertible notes	(401,524)	–	–
Proceeds from notes payable	1,695,515	250,200	64,789
Proceeds from related party loans	165,000	148,858	–
Proceeds from issuance of convertible debentures	2,455,959	–	568,339
Proceeds from issuance of common stock and subscriptions received			5,000
Repurchase of Series A preferred stock	(280,960)	–	–
Net cash provided by financing activities	1,910,990	239,058	631,103
Change in cash	591,700	(316,209)	343,983
Cash, beginning of period	28,893	345,102	1,119
Cash, end of period	620,593	28,893	345,102
Non-cash investing and financing activities:
Common stock issued to relieve common stock subscribed	–	–	25,000
Common stock issued to settle accounts payable and debt	2,640	–	89,880
Common stock issued for conversion of notes payable	372,993	–	252,000
Net assets acquired in ADEX Acquisition	4,663,800	–	–
Net assets acquired in AW Solutions Acquisition	–	–	3,864,309
Non-controlling interest	–	–	(339,309)
Warrant issued for non-controlling interest	133,256	–	–
Preferred stock issued to settle accounts payable and amounts owed related parties	–	374,263	–
Deemed dividend – Series A preferred stock redemption	191,261	–	–
Preferred share extinguishment	363,914	–	–
Series A preferred stock issued to settle notes payable and accrued interest	406,560	987,358	–
Preferred stock issued to settle derivative liabilities	291,064	2,453,667	–
Convertible note issued to settle contingent liability	793,893	–	–
Debt issuance cost	437,500	–	–
Original issue discounts	–	27,800	64,999
Reclassification of related party debt to accounts payable	–	17,747	–
Preferred shares issued with convertible debt	193,509	–	–
Original debt discount against derivative liability	506,630	250,200	1,746,783

Supplemental disclosures:
Interest paid	758,470	4,114	657
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the consolidated financial statements

December 31, 2018

(Expressed in U.S. dollars)

1.	Organization and Going Concern

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AW Solutions and ADEX business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2018, the Company has an accumulated deficit of $24,170,105, and a working capital deficit of $8,464,969. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a.	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, AW Solutions, Inc. (from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017), AW Solutions Puerto Rico LLC. (from the date of acquisition, April 25, 2017), ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (from the date of acquisition, February 27, 2018). All the subsidiaries are wholly-owned. As described in Note 5, during the year ended December 31, 2018, the Company disposed of the following subsidiaries; Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. At December 31, 2018 and December 31, 2017, unbilled receivables totaled $1,861,985 and $11,429, respectively, and are included in accounts receivable. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2018 and December 31, 2017 was $502,868 and $54,482, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended December 31, 2018.

g.	Intangible Assets

At December 31, 2018 and December 31, 2017, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 3-20 years.

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

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the year ended December 31, 2018 or seven month period ended December 31, 2017.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines it’s filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2018. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $156,711 plus penalties and interest of $111,200 for a total obligation due of $267,911. This tax assessment is included in accrued expenses at December 31, 2018.

k.	Revenue Recognition

Revenue from Contracts with Customers

Adoption of New Accounting Guidance on Revenue Recognition

On May 28, 2014, FASB issues Topic 606. As of January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach applied to any contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. The Company determined that no cumulative effect adjustment to accumulated deficit was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidance.

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Contract Types

The Company’s contracts fall under three main types: 1) unit-price, 2) fixed-price, and 3) time-and-materials. Unit-price contracts relate to services being performed and paid on a unit basis, such as per mile of construction completed. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working permanently at customer locations and materials costs incurred by those employees.

A significant portion of the Company’s revenues come from customers with whom the Company has a master service agreement (“MSA”). These MSA’s generally contain customer specific service requirements.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types the performance obligation is satisfied at different times. For professional services revenue, the performance obligation is met when the work is performed. In certain cases this may be each day, or each week depending on the customer. For construction services, the performance obligation is met when the work is completed and the customer has approved the work. Contract assets include unbilled amounts for services performed but not yet billed. These amounts are included in accounts receivable on the consolidated balance sheets. Contract liabilities include unbilled costs and are included in accrued expenses on the consolidated balance sheets.

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the company delivers distinct contractual deliverables and/or services. Deliverables may include but are not be limited to: engineering drawings, designs, reports and specification. Services may include, but are not be limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Year Ended December 31, 2018 $	Seven Months Ended December 31, 2017 $
Professional services	21,472,410	2,007,572
Construction	13,076,747	3,864,885
Total	34,549,157	5,872,457

Revenue by contract duration	Year Ended December 31, 2018 $	Seven Months Ended December 31, 2017 $
Short-term	251,735	104,908
Long-term	34,297,422	5,767,549
Total	34,549,157	5,872,457

Revenue by contract type	Year Ended December 31, 2018 $	Seven Months Ended December 31, 2017 $
Unit-price	6,786,614	116,249
Fixed-price	6,290,133	3,748,636
Time-and-materials	21,472,410	2,007,572
Total	34,549,157	5,872,457

The Company also disaggregates its revenue by geographic location and operating segment (See Note 17).

Accounts Receivable

Accounts receivable include amounts from work completed in which the Company has billed. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Contract Assets and Liabilities

Contract assets include unbilled amounts for services performed but not yet billed. These amounts are included in contract assets on the consolidated balance sheets. The Company records unbilled receivables for services performed but not billed. At December 31, 2018 and December 31, 2017, unbilled receivables totaled $1,861,985 and $11,429, respectively.

Contract liabilities include unbilled costs and are included in accrued expenses on the consolidated balance sheets. At December 31, 2018 and December 31, 2017, unbilled costs totaled $1,720,190 and $0, respectively.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

o.	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018, the Company had 17,347,732 (December 31, 2017 – 4,267,236) common stock equivalents outstanding.

p.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2018 and 2017 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

q.	Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”) as discussed in Revenue Recognition accounting policy description.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), and associated ASUs related to ASU 842, Leases, which require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For leases where we are a lessee, the presentation and measurement of the assets and liabilities will depend on each lease’s classification as either a finance or operating lease. For leases where we are a lessor, the accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASC 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2018, four customers accounted for 16%, 17%, 6% and 20%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 27%, 23%, 8% and 7%, respectively, of trade accounts receivable as of December 31, 2018. For the seven months ended December 31, 2017, two customers accounted for 42% and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 27% and 11%, respectively, of trade accounts receivable as of December 31, 2017.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the year ended December 31, 2018. Revenues generated from customers in Puerto Rico accounted for approximately 6% of consolidated revenues for the year ended December 31, 2018. Revenues generated within the domestic United States of America accounted for approximately 82% of consolidated revenues for the seven month period ended December 31, 2017. Revenues generated from customers in Puerto Rico accounted for approximately 18% of consolidated revenues for the seven month period ended December 31, 2017. For the period from April 25, 2017 to May 31, 2017, two customers accounted for 48% and 11%, respectively, of consolidated revenues for the period from April 25, 2017 to May 31, 2017. In addition, amounts due from these customers represented 39% and 8%, respectively, of trade accounts receivable as of May 31, 2017.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2018 and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and December 31, 2017, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,166,886	–	–	3,166,886

	Total fair value at December 31, 2017 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	4,749,712	–	–	4,749,712

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2018, and December 31, 2017, the Company had a $3,166,886 and $4,749,712 derivative liability, respectively.

u.	Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholders’ equity

3.	Acquisition of ADEX Corp.

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

The Company has performed a valuation analysis of the fair market value of ADEX’s assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Purchase Price
$2,000,000 Convertible Note	$1,663,800
Cash	2,500,000
Cash retained for 90 days	500,000
Total Purchase Price	$4,663,800

Allocation of Purchase Price
Cash	$191,744
Accounts receivable	5,143,749
Other assets	6,800
Tradenames	631,000
Goodwill	331,223
Customer lists	136,000
Accounts payable	(136,684)
Accrued expenses	(1,627,116)
Other current liabilities	(12,916)
Net assets acquired	$4,663,800

The following table summarizes our consolidated results of operations for the year ended December 31, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2017:

	December 31, 2018 $		December 31, 2017 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	34,549,157	38,113,928	5,872,457	26,768,134
Net Loss	(1,847,380)	(1,702,144)	(1,803,758)	(8,821,254)

Earnings per common share:

Basic	(0.59)	(0.54)	(1.30)	(6.35)

Diluted	(0.59)	(0.54)	(1.30)	(6.35)

4.	Acquisition of AW Solutions, Inc.

On April 25, 2017, pursuant to the Asset Purchase Agreement with InterCloud, the Company purchased 80.1% of the assets associated with InterCloud’s “AW Solutions” business (“AWS”) including, but not limited to, fixed assets, real property, intellectual property, and accounts receivables (collectively, the “Assets”).

The purchase price paid by the Company for the Assets includes the assumption of certain liabilities and contracts associated with AWS, the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $2,000,000 (as described in Note 10(j)), and a potential earn-out after three months in an amount equal to the lesser of (i) three times EBITDA (as defined in the Asset Purchase Agreement) of the business for the nine-month period immediately following the closing and (ii) $1,500,000. During the seven months ended December 31, 2017, InterCloud agreed to reduce the contingent liability to $793,893, as a result, the Company recorded a $615,518 gain on settlement of debt. The Company also issued InterCloud the convertible note described in Note 10(m) with a principal amount of $793,894 to settle a contingent liability of $793,893

On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company (collectively, the “Remaining Assets”). The acquisition of the initial 80.1% of AWS took place during the fiscal year ended December 31, 2017. As consideration for the Remaining Assets, the Company issued InterCloud a common stock purchase warrant that entitles InterCloud to purchase a number of shares equal to 4% of the number of shares of the Company’s common stock outstanding at the time of exercise at an exercise price of $1.20 per share. The warrant has a three year term.

The Company recorded the fair value of the warrant of $259,000, reduced the carrying value of the AWS non-controlling interest from $133,256 to $0 and recorded the difference of $125,744 as additional paid in capital.

5.	Disposition of Subsidiaries

During the year ended December 31, 2018, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. (collectively the Mantra Venture Group) to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities and the Company will have no further involvement with the deconsolidated subsidiaries.

The Company recorded a gain on the disposal of the Mantra Venture Group of $577,299. The Mantra Venture Group was essentially inactive and its operations were immaterial to the rest of the Company’s operations.

6.	Property and Equipment

	December 31, 2018 $	December 31, 2017 $

Computers and office equipment	329,937	308,649
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	177,073	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,126,635	1,105,347

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,020,959)	(999,769)

Equipment, Net	61,257	61,159

During the year ended December 31, 2018, the Company recorded $21,190 (seven months ended December 31, 2017 - $38,506) of depreciation expense. During the year ended May 31, 2017, the Company recorded $46,018 of depreciation expense.

7.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	December 31, 2018 Net carrying value $	December 31, 2017 Net carrying value $

Customer relationship and lists	1,037,548	187,299	–	850,249	836,279
Trade names	1,205,605	118,810	–	1,086,795	533,005
	2,243,153	306,109	–	1,937,044	1,369,284

During the year ended December 31, 2018, the Company recorded $199,240 of amortization. During the seven months ended December 31, 2017, and May 31, 2017 the Company recorded $91,443 and $16,429 of amortization expense, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2019	207,387
For year ending December 31, 2020	207,387
For year ending December 31, 2021	207,387
For year ending December 31, 2022	207,387
For year ending December 31, 2023 to December 31, 2027	1,107,496
Total	1,937,044

8.	Related Party Transactions

a)	During the seven months ended December 31, 2017, the Company incurred management fees of $12,011 to the former President of the Company. During the year ended December 31, 2018, the Company did not incur management fees to the former President of the Company

c)	As at December 31, 2018, the Company owes a total of $0 (December 31, 2017 - $109,078) to the former President of the Company and his spouse, and a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand.

d)	As at December 31, 2018, the Company owes $0 (December 31, 2017 - $22,097) to a former officer and a former director of the Company, which is non-interest bearing, unsecured, and due on demand.

e)	As at December 31, 2018, the Company owes $0 (December 31, 2018 - $51,889) to InterCloud, which is non-interest bearing, unsecured, and due on demand.

f)	As at December 31, 2018, pursuant to the acquisition AW Solutions, the Company owes a contingent liability of $0 (December 31, 2017 - $793,893) to InterCloud. During the seven months ended December 31, 2017, InterCloud agreed to reduce the contingent liability by $615,518 which was recorded as a gain on settlement of debt. During the year ended December 31, 2018, the Company also issued InterCloud the convertible note described in Note 10(m) with a principal amount of $793,894 to settle a contingent liability of $793,893.

g)	On November 16, 2017, the Company issued 251,885 shares of Series A Preferred Stock with a fair value of $86,785 to settle $195,204 of amounts owed to the former President of the Company. The Company recognized a gain on settlement of debt of $108,419.

h)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued was unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

i)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

j)	On December 28, 2017, the Company issued 231,871 shares of common stock with a fair value of $510,117 to the President of the Company in exchange for services for the Company.

k)	On December 28, 2017, the Company issued 231,871 shares of common stock with a fair value of $510,117 to the CEO of the Company in exchange for services for the Company.

l)	On April 13, 2018, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on April 10, 2019 and bears interest at a rate of 8% per annum. At December 31, 2018, the amount of $85,000 was owed.

m)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. The Company recorded the fair value of the Series B Preferred Stock of $484,530 as mezzanine equity and reduced common shares and additional paid in capital an equal amount.

n)	On August 21, 2018, the Company received $80,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on August 20, 2019 and bears interest at a rate of 8% per annum. At December 31, 2018, the amount of $80,000 was owed,

9.	Loans Payable and Factor Financing

a)	As of December 31, 2018, the amount of $49,121 (Cdn$63,300) (December 31, 2017 - $50,349 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

b)	As at December 31, 2018, the amount of $15,000 (December 31, 2017 - $32,500) is owed to non-related parties which is non-interest bearing, unsecured, and due on demand.

c)	As of December 31, 2018, the amounts of $7,500 and $2,636 (Cdn$3,400) (December 31, 2017 - $7,500 and $29,430 (Cdn$33,600)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand. The loan of $28,712 (Cdn$37,000) was owed by a subsidiary of the Company at December 31, 2017. The subsidiary was disposed of during the year ended December 31, 2018.

d)	As at December 31, 2017, the amount of $4,490 is owed to a non-related party which is non-interest bearing, unsecured, and due on demand. The loan was owed by a subsidiary of the Company at December 31, 2017. The subsidiary was disposed of during the year ended December 31, 2018.

e)	As of December 31, 2017, $58,812 (Cdn$73,944) was owed by a subsidiary to a non-related party. The amount owing is non-interest bearing, unsecured, and due on demand. During the year ended December 31, 2018, the Company disposed of the subsidiary.

f)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

g)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 500 shares of the Company’s common stock at a price of $30 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing. At December 31, 2018, the amount of $1,200 was owed.

h)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. At December 31, 2018, the amount of $12,000 was owed.

i)	On June 27, 2017, received $250,200 net of a $27,800 Original Issue Discount pursuant to a $278,000 promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 12% per annum. The Company also issued a warrant with a term of three years to purchase up to 250,000 shares of common stock of the Company at an exercise price of $1.00 per share. The fair value of the warrants of $332,966 resulted in a discount to the note payable of $250,200 and the recognition of a loss on derivatives of $82,766. During the period ended December 31, 2017, the Company repaid $160,000 of the loan and recorded accretion of $278,000, increasing the carrying value of the note to $118,000. During the year ended December 31, 2018, the Company repaid the remaining balance outstanding.

j)	On February 27, 2018, the Company, and its subsidiaries entered into a Business Loan and Security Agreement with Super G Capital, LLC, a Delaware limited liability company (“Super G”), as lender and received a term loan from Super G in an amount equal to $1,150,000, a portion of the proceeds of which were used to fund the Acquisition.

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

The Super G Loan Agreement contains customary events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgments defaults and failure to own 100% of the Company’s subsidiaries. Upon the occurrence of an event of default, the outstanding obligations may be accelerated and become immediately due and payable. During the year ended December 31, 2018, the Company repaid the loan and recorded accretion equal to the debt discount of $477,500.

k)	The Company owed InterCloud $500,000 of the acquisition price of ADEX (described in Note 3) which was retained by the Company in order to satisfy outstanding liabilities acquired by ADEX. During the year ended December 31, 2018, the Company repaid $225,000 of this amount, leaving an ending balance of $275,000.

l)	On February 27, 2018, a subsidiary of the Company, ADEX, entered into a Purchase and Sale Agreement with Prestige Capital Corporation (“Prestige”) pursuant to which ADEX agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to ADEX. Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of accounts, Prestige will pay ADEX eighty percent (80%) of the face value of the assigned Accounts, up to a maximum total borrowings of $5,000,000 outstanding at any point in time. ADEX additionally granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. Prestige shall have the right to chargeback to the Company any account that is not paid within 100 days of the invoice date for any reason other than insolvency. Prestige shall have no recourse against the Company if payments are not received solely due to the insolvency of an account debtor within 100 days of the invoice date. During the year ended December 31, 2018, Prestige was repaid all amounts owing and the Purchase and Sale Agreement was terminated.

m)	On October 10, 2018, the Company’s wholly-owned subsidiary, ADEX Corporation (the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Heritage Bank of Commerce (the “Lender”). Under the Loan and Security Agreement, the Borrower may borrow an aggregate outstanding amount not to exceed the lesser of up to (i) $5,000,000 or (ii) the Borrowing Base (as defined in the Loan and Security Agreement) through one or more advances through October 10, 2020 (the “Maturity Date”), subject to the Lender’s satisfactory annual review of the Borrower on or around October 10, 2019. On the Maturity Date, all advances must be repaid. The Lender may, in its sole discretion and upon the Borrower’s request, make advances to the Borrower after the Maturity Date subject to the terms and conditions under the Loan and Security Agreement. Part of the proceeds of the initial credit extension of the Loan and Security Agreement were used to pay off borrowings owed to Prestige Capital Corporation described in Note 9(l).

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

In connection with the financing, on October 10, 2018, the Company also issued a warrant to purchase 113,953 shares of the Company’s common stock at $1.25 per share for three years. The fair value of the warrants of $87,410 and $190,000 of debt issuance costs resulted in a discount to the note payable of $277,410. At December 31, 2018, the Company owed $3,483,015 pursuant to this agreement and will record accretion equal to the debt discount of $257,194 over the remaining term of the note.

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

The Company evaluated the modifications and determined that the creditor did not grant a concession. In addition, as the present value of the amended future cash flows had a difference of less than 10% of the cash flows of the original debt, it was determined that the original and new debt instruments are not substantially different. As a result, the modification was not treated as an extinguishment of the debt and no gain or loss was recognized because the fair value of the old debt and new debt remained the same. The Company recorded the fair value of $12,901 for the stock options as additional paid-in capital and a discount. During the year ended May 31, 2014, the Company repaid $40,000 of the debenture. As of May 31, 2014, the Company had accreted $12,901 of the discount bring the carrying value of the convertible debenture to $114,661. During the year ended May 31, 2015, the Company repaid $54,808 decreasing the carrying value to $59,853. During the year ended May 31, 2017, the Company recorded an additional fee of $21,266 increasing the carrying value to $81,119. On November 16, 2017, the debenture and $15,423 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

At December 31, 2017, the other remaining debenture of $50,000 remained owed by a subsidiary and past due. During the year ended December 31, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(b)	On August 19, 2013, the Company issued a convertible debenture for total proceeds of $10,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $8 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $10,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $10,000. The loan was owed by a subsidiary and during the year ended December 31, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(c)	On December 27, 2013, the Company issued a convertible debenture for total proceeds of $5,000, which bear interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $8 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion features of $5,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value was be accreted over the term of the convertible debenture up to its face value of $5,000. The loan was owed by a subsidiary and during the year ended December 31, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(d)	On February 4, 2014, the Company issued a convertible debenture for total proceeds of $15,000, which bears interest at 10% per annum, is unsecured, and due two years from date of issuance. The unpaid amount of principal and accrued interest can be converted at the holder’s option into shares of the Company’s common stock at $8 per share at any time after the first anniversary of the notes. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $nil. The carrying value will be accreted over the term of the convertible debenture up to its face value of $15,000. The loan was owed by a subsidiary and during the year ended December 31, 2018, the Company disposed of the subsidiary and no amounts remained owed by the Company.

(e)	On June 1, 2015, the Company issued a convertible note in the principal amount of $100,000 due on demand on or after December 1, 2015. The note has a cash redemption premium of 130% of the principal amount in the first 90 days following the execution date, of 135% for days 90-120 following the execution date, and 140% after the 120th day. After 140 days cash redemption is only available upon approval by the holder. The note bears interest at 12% per annum and is convertible into common shares of the Company at the lower of a 42% discount to the lowest trading price during the previous 20 trading days to the date of conversion; or a 42% discount to the lowest trading price during the previous 20 trading days before the date the note was executed. In no event shall the conversion price be lower than $0.00001. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

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

During the year ended May 31, 2017, the Company issued 92,201 shares of common stock upon the conversion of $90,000 of principal. During the year ended May 31, 2017, the Company recorded a default fee of $51,820 increasing the carrying value of the note to $43,070. On November 16, 2017, the debenture and $13,644 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

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

During the year ended May 31, 2017, the Company recorded accretion of $185,913 increasing the carrying value of the note to $382,608. On November 16, 2017, the debenture and $79,881 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

(g)	On December 4, 2015, the Company issued a convertible note in the principal amount of $105,000 as an inducement to the holder of the convertible notes described in Note 10(e), to enter into an agreement to sell and assign the remaining outstanding principal to a third party. The note included a $10,000 original issue discount. The note bears interest at 10% per annum and is convertible into common shares of the Company at a 52% discount to the lowest trading price during the previous 30 trading days to the date of conversion; or a 52% discount to the lowest trading price during the previous 30 trading days before the date the note was executed. On October 5, 2016, the holder of the convertible debentures entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

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

During the year ended May 31, 2017, the recorded accretion of $82,560 increasing the carrying value of the note to $131,250. On November 16, 2017, the debenture and $24,464 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

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

On April 7, 2017, the Company entered into an amendment to the convertible note which allowed for the additional funding under the note of $40,000 with an original discount of $4,444. During the year ended May 31, 2017, the Company received additional tranches of $123,339. The initial fair value of the conversion feature of $245,571 resulted in a discount to the note payable of $127,783 and the recognition of a loss on derivatives of $117,788. During the year ended May 31, 2017, the Company recorded accretion of $133,721, and recorded a default fee of $31,946 increasing the carrying value of the note to $206,098. During the period from June 1, 2017 to November 16, 2017, the Company recorded accretion of $43,692. On November 16, 2017, the debenture and $33,359 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $121,902 resulted in a discount to the note payable of $45,000 and the recognition of a loss on derivatives of $76,902. During the year ended May 31, 2017, the Company recorded accretion of $26,953 increasing the carrying value of the note to $26,953. During the period from June 1, 2017 to November 16, 2017, the Company recorded accretion of $43,046 and a default fee of $17,500. On November 16, 2017, the debenture and $12,288 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. On December 15, 2017, February 14, 2018, February 21, 2018 and June 7, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $354,375 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the $354,375 of notes assigned is now equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the year ended December 31, 2018, $265,000 of the note was converted into 661,795 shares of common stock. During the year ended December 31, 2018, the Company recorded accretion of $361,333 increasing the carrying value of the notes to $1,735,000.

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,744,661 and the fair value of the warrants of $425,918 resulted in a discount to the note payable of $400,000 and the recognition of a loss on derivatives of $1,770,579. During the year ended May 31, 2017, the Company recorded accretion of $54,526, increasing the carrying value of the note to $54,526. During the year ended December 31, 2017, the Company recorded accretion of $173,031 increasing the carrying value of the note to $194,557. On December 15, 2017, the Company issued 59,400 shares of common stock upon the conversion of $33,000 of principal. On March 12, 2018, the Company issued 52,800 shares of common stock upon the conversion of $33,000 of principal and accrued interest of $2,640. On February 6, 2018, $374,000 of the debenture and $32,560 of accrued interest was converted into Series A Preferred Stock as described in Note 13.

(l)	On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the ADEX Note accrues at a rate of 6% per annum. All principal and accrued interest under the ADEX Note is due one year following the issue date of the ADEX Note and is convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $2,455,000 resulted in a discount to the note payable of $639,000.

On September 26, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $75,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the assigned note bears interest at 5% and the conversion price for the $75,000 of notes assigned is now equal to the lesser 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. On December 3, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $50,000 of the outstanding principal to a third party. The Company accounted for the assignments in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the year ended December 31, 2018, $74,993 of the note was converted into 321,500 shares of common stock. During the year ended December 31, 2018, the Company recorded accretion of $352,251 increasing the carrying value of the notes to $1,565,681.

(m)	The Company also issued InterCloud a convertible note with a principal amount of $793,894 to settle a contingent liability of $793,893 owed as a result of the acquisition of AWS. The note is due on August 16, 2019 and bears interest at 1% per annum. The note is convertible into common shares of the Company at a conversion price equal to the 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000. During the year ended December 31, 2018, the Company recorded accretion of $176,498 increasing the carrying value of the notes to $622,392.

(n)	On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 125,000 shares of common stock of the Company at an exercise price of $1.60 per share. The exercise price of the warrant will reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock is less than $1.60 on July 31, 2018. The note is due on January 15, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851. During the year ended December 31, 2018, the Company recorded accretion of $55,000 increasing the carrying value of the notes to $445,000.

(o)	On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947 for an aggregate purchase price of $1,500,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $3,325,000 resulted in a discount to the note payable of $1,500,000 and an initial derivative expense of $1,825,000. During the year ended December 31, 2018, the Company repaid $328,947 of the note which resulted in a $305,001 gain on the extinguishment of the note and associated derivative liability. During the year ended December 31, 2018, the Company recorded accretion of $569,317 increasing the carrying value of the notes to $240,370.

(p)	On May 18, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $295,746 for an aggregate purchase price of $280,959.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on May 18, 2019. The secured note is convertible into shares of the Company’s common stock at a fixed conversion price of $1 per share. Interest is payable monthly on the 18th of each month. While interest payments must be made in cash during the first six months that the secured note is outstanding, beginning in month seven, and on each monthly anniversary thereafter until maturity, the Company has the option to pay interest payments in stock, subject to certain equity conditions being satisfied. Any payment of interest or principal scheduled after December 1, 2018 that is made in cash will be subject to a 5% prepayment premium. Any other prepayment is subject to a 10% premium. The secured note includes customary events of default, including non-payment of the principal or accrued interest due on the secured note and cross default to other notes owing to the investor. Upon an event of default, all obligations under the secured note and other notes owing to the investor will become immediately due and payable. In connection with the issuance of the secured note, the Company issued the investor 496,101 shares of Series A Preferred Stock with a fair value of $193,509 which was expensed. The investor was granted a right to participate in future financing transactions of the Company while the secured note remains outstanding.

If the Company issues any common stock or common stock equivalents at an effective price per share less than $1 then the conversion price of the note will be reduced to the lower price. As long as the note is not in default the Company may repay the note at 110% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

In connection with the Securities Purchase Agreement, the Company entered into an amendment to the existing Security Agreement described in Note 10(o). Pursuant to the amendment, the Company agreed that obligations under the secured note and related documents will be secured pursuant to the existing security interest in substantially all of the assets of the Company securing other notes issued to the Investor (except for those assets over which Prestige Capital Corporation holds a lien). In addition, all of the Company’s subsidiaries are guarantors of the Company’s obligations to the Investor pursuant to the Secured Note and have granted a similar security interest over substantially their assets.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $468,000 resulted in a discount to the note payable of $280,959 and an initial derivative expense of $187,041. During the year ended December 31, 2018, the Company recorded accretion of $123,176 increasing the carrying value of the notes to $123,176.

(q)	On July 3, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $23,000 resulted in a discount to the note payable of $23,000. During the year ended December 31, 2018, the Company recorded accretion of $17,860 increasing the carrying value of the notes to $69,860.

(r)	On July 31, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $103,000 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $28,000. During the year ended December 31, 2018, the Company recorded accretion of $37,554 increasing the carrying value of the notes to $37,554.

(s)	On December 4, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $27,500 for an aggregate purchase price of $25,000.

The interest on the outstanding principal due under the secured note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note is due on December 4, 2019. The secured note is convertible into shares of the Company’s at 65% of lowest trading price for the fifteen trading days prior to the conversion date.

The Company may repay the note at 150% of the outstanding principal amount. If the Company defaults upon the note it bears interest at 18% per annum.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $30,000 resulted in a discount to the note payable of $25,000 and an initial derivative expense of $5,000. During the year ended December 31, 2018, the Company recorded accretion of $3,360 increasing the carrying value of the notes to $3,360.

11.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 10(e) contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 10(e), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the convertible note described in Notes 10(e) to 10(s), qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

During the year ended May 31, 2017, the Company reclassified 1,750 options exercisable at $6.00 until March 16, 2017 with a fair value of $2,350, 10,000 warrants exercisable at $6.00 until August 29, 2018 with a fair value of $13,745, 2,667 warrants exercisable at $160.00 with a fair value of $Nil, 20,375 warrants exercisable at $74.00 with a fair value of $16,978 and a $59,853 note convertible at $80.00 with a fair value of $41 that qualified for treatment as derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	December 31, 2018	May 31, 2017

Balance at the beginning of period	$4,749,712	$3,760,067
Derivative issued as part of acquisition	302,800	-
Original discount limited to proceeds of notes	2,839,369	250,200
Fair value of derivative liabilities in excess of notes proceeds received	2,274,892	82,766
Derivative warrants issued for services and to acquire non-controlling interest	328,833	-
Derivative liability settled through the issuance of preferred stock	(291,064)	(2,591,345)
Conversion of derivative liability	(678,142)	-
Repayment of convertible note	(310,041)
Change in fair value of embedded conversion option	(6,049,473)	3,248,024
Balance at the end of the period	$3,166,886	$4,749,712

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	0-299%	0.07-2.97%	0%	0.50-3.00
At December 31, 2017	259-294%	1.39-1.89%	0%	0.30-2.33
At January 3, 2018 upon conversion	280%	1.41%	0%	0.31
At February 6, 2018 upon conversion	331%	1.52%	0%	0.22
At March 12, 2018 upon conversion	340%	1.71%	0%	0.13
At March 30, 2018 upon conversion	192%	1.63%	0%	0.07
At May 3, 2018 upon conversion	289%	2.02%	0%	0.79
At May 24, 2018 upon conversion	293%	2.09%	0%	0.73
At December 31, 2018	172-381%	2.45-2.63%	0%	0.04-2.78

12.	Common Stock

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

Treasury stock- The Company holds 621,258 shares in treasury at a cost of $277,436.

a)	As at December 31, 2017 and May 31, 2017, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 335 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

b)	As at December 31, 2017 and May 31, 2017, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 1,050 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

c)	On December 15, 2017, the Company issued 59,400 shares of common stock upon the conversion of $33,000 of principal and interest of $2,640 pursuant to a convertible promissory note due April 27, 2018. The Company recorded a gain on extinguishment of debt of $4,622 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

d)	On December 28, 2017, the Company issued 231,871 shares of common stock with a fair value of $510,117 to the President of the Company and 231,871 shares of common stock with a fair value of $510,117 to the Chief Executive Officer of the Company in exchange for services for the Company. The shares vest over 12 months. During the seven months ended December 31, 2017 the Company recorded $8,386 for the vested portion of the shares. During the year ended December 31, 2018, the Company recorded $505,927 for the vested portion of the shares.

e)	On December 28, 2017, the Company issued 217,000 shares of common stock with a fair value of $477,400 to a consultant for compensation and services rendered to the Company. The shares vest over 12 months. During the seven months ended December 31, 2017 the Company recorded $5,351 for the vested portion of the shares. During the year ended December 31, 2018, the Company recorded $48,899 for the vested portion of the shares.

f)	On January 3, 2018, the Company issued 102,580 shares of common stock upon the conversion of $67,703 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $13,718 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

g)	On March 12, 2018, the Company issued 52,800 shares of common stock upon the conversion of $33,000 of principal and accrued interest of $2,640 pursuant to the loan described in Note 10(k). The Company recorded a loss on extinguishment of debt of $8,092 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

h)	On March 30, 2018, the Company issued 32,895 shares of common stock upon the conversion of $25,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $1,794 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

i)	On April 18, 2018, the Company issued 17,079 shares of common stock upon the conversion of $12,297 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $2,049 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

j)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 1,085,000 common shares exchanged, 463,742 shares were unvested. The remaining stock-based compensation related to the unvested shares in the amount of $715,561 was recorded during the period. Of the 1,085,000 common shares exchanged, 621,258 were fully vested, these shares were placed in treasury.

k)	On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 61,651 common shares of the Company and on May 18, 2018, 19,945 Series A Preferred Shares were converted by the holders into 66,113 common shares of the Company. On October 1, 2018, the Company cancelled 82,963 of the common shares of the Company that were issued in error.

l)	On May 3, 2018, the Company issued 27,778 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $13,432 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

m)	On May 24, 2018, the Company issued 20,833 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $15,386 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

n)	On June 2, 2018, 13,622 Series A Preferred Shares were converted by the holders into 17,078 common shares of the Company pursuant to the conversion terms of the Series A Preferred Shares. As the Series A Preferred Shares are equity classified and the conversion was pursuant to the terms of the agreement, the conversion did not result in a deemed dividend or a gain/loss upon conversion. Upon conversion the Company derecognized the Preferred Shares and adjusted the par value of Common stock and APIC.

o)	On July 2, 2018, 47,520 Series A Preferred Shares were converted by the holders into 50,286 common shares of the Company.

p)	On July 18, 2018, the Company issued 27,778 shares of common stock upon the conversion of $15,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

q)	On August 20, 2018, the Company issued 30,000 shares of common stock upon the conversion of $15,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

r)	On September 5, 2018, the Company issued 20,270 shares of common stock upon the conversion of $15,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

s)	On September 28, 2018, the Company issued 30,000 shares of common stock upon the conversion of $9,833 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

t)	On September 28, 2018, the Company issued 5,010,000 shares of common stock with a fair value of $3,256,500 to employees of the Company in exchange for services for the Company. The shares vest over periods between 18 and 36 months. During the period ended December 31, 2018, the Company recorded $605,004 for the vested portion of the shares, leaving $2,651,496 of unvested compensation expense to be recognized in future periods.

u)	On October 9, 2018, the Company issued 520,000 shares of common stock with a fair value of $520,000 to employees of the Company in exchange for services for the Company. The shares vest over periods between 18 and 36 months. During the year ended December 31, 2018, the Company recorded $56,174 for the vested portion of the shares, leaving $463,907 of unvested compensation expense to be recognized in future periods.

v)	On October 19, 2018, the Company issued 62,170 shares of common stock upon the conversion of $20,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

w)	On October 25, 2018, the Company issued 40,000 shares of common stock upon the conversion of $13,008 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

x)	On November 8, 2018, the Company issued 60,000 shares of common stock upon the conversion of $18,206 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

y)	On November 13, 2018, the Company issued 88,277 shares of common stock upon the conversion of $25,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

z)	On November 26, 2018, the Company issued 75,000 shares of common stock upon the conversion of $18,206 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

aa)	On December 4, 2018, the Company issued 65,445 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

bb)	On December 12, 2018, the Company issued 116,500 shares of common stock upon the conversion of $17,858 of principal pursuant to the loan described in Note 10(l). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

cc)	On December 17, 2018, the Company issued 70,721 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

dd)	On December 27, 2018, the Company issued 95,969 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(j). The Company recorded a gain on extinguishment of debt of $0 which was equal to the difference between the fair value of the shares issued and the liabilities settled.

13.	Preferred Stock

Series A

On November 15, 2017, the Company created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A Preferred Shares.

On October 29, 2018, the Company amended and restated the Company’s Series A Convertible Preferred Stock to increase the Stated Value of the Series A Convertible Preferred Stock from $0.25 to $1.00, and revise the Conversion Price to the greater of 75% of the lowest VWAP during the ten trading day period immediately preceding the Conversion Date (as defined below) or $0.40 (subject to adjustment for any subdivision or combination of the Company’s outstanding shares of Common Stock). As the amendment was significant it was determined to be an extinguishment. As a result, the derecognition model was followed and the difference between the fair value of the modified preferred shares and the carrying amount of the preferred shares of $363,914 was deducted from net income to arrive at income available to common stockholders.

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

Conversion rights – The holders of the Series A Preferred Shares have the right to convert each Class A Preferred Share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Corporation. The number of shares of common stock into which each share of the Series A Preferred Shares may be converted shall be determined by dividing the sum of the Stated Value of the Series A Preferred Shares ($1.00 per share) being converted and any accrued and unpaid dividends by the Conversion Price in effect at the time of the conversion. The Series A Preferred Shares may be converted at an initial conversion price of the greater of 75% of the lowest VWAP during the ten trading day period immediately preceding the date a conversion notice is delivered or $0.40 subject to adjustment for any subdivision or combination of the Company’s outstanding shares of Common Stock.

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the following Series A Preferred Shares as a liability. On March 23, 2018, the Company revised the conversion rights of the Series A Preferred Stock to include a minimum conversion price of $0.004. This modification resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or “mezzanine”. As a result of the reclassification the Company recognized a gain on extinguishment of $285,855.

a)	On February 6, 2018, the Company issued 505,494 shares of Series A Preferred Stock with a fair value of $170,445 to settle $374,000 of principal, and $29,920 of accrued interest on the convertible notes described in Note 10(k). The Company recognized a gain on settlement of debt of $538,359. On June 7, 2018, the Company cancelled 40,986 of the Series A Preferred Stock issued.

b)	On February 14, 2018, the Company issued 57,350 shares of Series A Preferred Stock with a fair value of $19,759 to settle $1,304 of amounts owed. The Company recognized a loss on settlement of debt of $18,455.

c)	On May 18, 2018, the Company paid $280,959 and issued a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $1 per share for 2 years to repurchase and retire 1,273,161 shares of Series A Preferred Stock. The warrant qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging” and had an initial fair value of $100,000. The carrying value of the retired Series A Preferred Shares was $189,698. There was a deficit between the carrying value and the repurchase price of $380,959 which resulted in an increase to net income attributable to common shareholders of $191,261.

d)	On June 22, 2018, 13,622 Series A Preferred Shares were converted by the holders into 17,078 common shares of the Company pursuant to the conversion terms of the Series A Preferred Shares.

e)	On May 2, 2018, 27,188 Series A Preferred Shares were converted by the holders into 61,651 common shares of the Company and on May 18, 2018, 19,945 Series A Preferred Shares were converted by the holders into 66,113 common shares of the Company in error. August 1, 2018, the Company entered into and closed on a Settlement Agreement pursuant to which the shareholders agreed to cancel the remaining Series A Preferred shares held by them and return common shares on a best effort basis. As of December 31, 2018, 82,963 common shares had been cancelled.

f)	On May 18, 2018, the Company issued 496,101 Series A Preferred Shares with a fair value of $193,510 pursuant to the convertible note described in Note 10(p).

g)	On July 2, 2018, 47,520 Series A Preferred Shares were converted by the holders into 50,286 common shares of the Company.

Series B

On April 16, 2018, the Company designated 1,000 shares of Series B preferred stock of the Company (the “Series B Preferred Stock”) with a stated value of $3,500 per share. The Series B Preferred Stock is neither redeemable nor convertible into common stock. The principal terms of the Series A Preferred Shares are as follows:

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

Conversion - There are no conversion rights.

a)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 1,085,000 common shares exchanged, 463,742 shares were unvested. The remaining stock-based compensation related to the unvested shares in the amount of $715,561 was recorded during the period. Of the 1,085,000 common shares exchanged, 621,258 were fully vested, these shares were placed in treasury.

14.	Share Purchase Warrants

On September 5, 2018, the Company effected a 1-for-200 Reverse Stock Split. Share and per share data for share purchase warrants have been adjusted for all periods presented to reflect the Reverse Stock Split.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2017	171,042	16.00
Issued	250,000	1.00
Expired	(3,167)	140.00
Balance, December 31, 2017	417,875	6.03
Issued	1,307,302	0.93
Expired	(10,000)	6.00
Balance, December 31, 2018	1,715,177	2.14

As at December 31, 2018, the following share purchase warrants were outstanding:

Number of warrants		Exercise price $	Expiry date

20,375		74.00	April 10, 2019
137,500		5.10	April 28, 2020
250,000		0.10	June 27, 2020
308,347	*	1.20	February 13, 2021
125,000		1.60	February 21, 2021
60,000		0.32	March 22, 2019
500,000		1.00	May 17, 2020
200,000		0.00010	September 10, 2019
113,955		1.08	October 10, 2021
1,715,177

* This warrant is convertible into 4% of the number of common shares of the Company outstanding. At December 31, 2018, 4% of the number of shares of the Company outstanding was 7,708,684 shares.

15.	Stock Options

On September 5, 2018, the Company effected a 1-for-200 Reverse Stock Split. Share and per share data for stock options have been adjusted for all periods presented to reflect the Reverse Stock Split.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, May 31, 2017 and December 31, 2017	1,750	6.00	0.38
Expired	(1,750)	6.00
Outstanding December 31, 2018	–	–	–	–
Exercisable December 31, 2018	–	–	–	–

16.	Commitments and Contingencies

(a)	On May 23, 2012, a former employee of the Company delivered a Notice of Application seeking judgment against the Company for approximately $55,000. The hearing of that Application took place on July 31, 2012, at which time the former employee obtained judgment in the approximate amount of $55,000. The Company did not defend the amount of the judgment and the amount is included in accounts payable, but claims a complete set-off on the basis that the former employee retains 5,000 shares of common stock of the Company as security for payment of the outstanding consulting fees owed to him. On November 30, 2012, the Company commenced a separate action against the former employee seeking a return of the 5,000 shares of common stock and a stay of execution of the judgment. That application is pending and has not yet been heard or determined by the court. The payment of the judgment claim of approximately $55,000 is dependent upon whether the former employee will first return the 5,000 shares of common stock noted above. The probable outcome of the Company’s claim for the return of the shares cannot yet be determined as the Company has not received a response from the former employee for two years.

(b)	On November 15, 2013, the Company entered into a second settlement agreement with the $150,000 debenture holder described in Note 10(a). Pursuant to the second amendment, on November 15, 2013, the Company agreed to make monthly payments of $10,000 on the outstanding principal and interest. Payments were made until December 2014, but have not been made after. The plaintiff was seeking relief of amounts owed along with 10% interest per annum, from the date of judgments. All amounts are recorded in these financial statements. On December 4, 2015, the holder of the convertible debenture entered into an agreement to sell and assign the remaining outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement.

(c)	On September 3, 2015, a former prospective employee of the Company delivered a Notice of Claim seeking judgment against the Company for approximately $11,400. During the year ended May 31, 2017 the prospective employee received a judgement which is recorded in these financial statements.

(d)	On March 14, 2016, the Company entered into a consulting agreement. Pursuant to the agreement, the Company will pay the consultant $10,000 per month ($20,000 paid) and issue 2,750 shares per month for a period of three months. At December 31, 2017, the Company had not issued the shares to the consultant due to non-performance.

(e)	On September 10, 2016, the Company entered into a debt settlement agreement to settle $7,500 of amounts owed for services in exchange for 10,000 common shares. The Company has not yet issued the shares. The Company will record the debt settlement upon the issuance of shares.

(f)	On August 22, 2016, the Company entered into a consulting agreement for the provision of consulting services until November 22, 2016. Pursuant to the agreement the Company will pay the consultant $5,000 per month and issue 10,000 shares of common stock to the consultant. On December 7, 2016, the Company entered into a settlement agreement. Pursuant to the agreement, the Company agreed to issue the consultant 5,000 common shares in exchange for fully releasing and discharging the Company of any and all further obligations.

(g)	On February 27, 2018, a subsidiary of the Company, ADEX entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Heritage Bank of Commerce (the “Lender”). Under the Loan and Security Agreement, the Borrower may borrow an aggregate outstanding amount not to exceed the lesser of up to (i) $5,000,000 or (ii) the Borrowing Base (as defined in the Loan and Security Agreement) through one or more advances through October 10, 2020 (the “Maturity Date”), subject to the Lender’s satisfactory annual review of the Borrower on or around October 10, 2019. On the Maturity Date, all advances must be repaid. The Lender may, in its sole discretion and upon the Borrower’s request, make advances to the Borrower after the Maturity Date subject to the terms and conditions under the Loan and Security Agreement. The Borrower’s obligations under the Loan and Security Agreement are secured by all assets of the Company and ADEX Puerto Rico LLC. The Loan and Security Agreement provides that upon the occurrence of an event of default, among other things, all outstanding amounts under the Loan and Security Agreement or any portion thereof becomes immediately due and payable. Events of default under the Loan and Security Agreement include, among other items, the Borrower’s failure to comply with certain affirmative and negative covenants relating to the Company, its securities and its financial condition.

(h)	The Company leases certain of its properties under leases that expire on various dates through 2019. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years.

(i)	Rent expense incurred under the Company’s operating leases amounted to $448,055 during the year ended December 31, 2018 and $165,610 during the seven months ended December 31, 2017.

(j)	The future minimum obligation during each year through 2019 under the leases with non-cancelable terms in excess of one year is as follows:

Future
Minimum
Lease
Years Ending December 31,	Payments
2019	$71,184
2020	-
Total	$71,184

17.	Segment Disclosures

During the seven months ended December 31, 2017, the Company had two operating segments including:

●	AW Solutions Inc., a Longwood, Florida-based company and AW Solutions Puerto Rico LLC, which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry and,

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

During the year ended December 31, 2018, the Company had two operating segments including:

●	AW Solutions (AWS), which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry; ADEX Corporation, an Alpharetta, Georgia-based company and ADEX Puerto Rico LLC (ADEX). offering turnkey wireless and wireline telecom services and project staffing; and,

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations

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

Financial statement information by operating segment for seven months ended December 31, 2017 is presented below:

	Spectrum Global $	AW Solutions $	Total $

Net Sales	–	5,872,457	5,872,457
Operating (loss) income	(1,085,472)	(115,121)	(1,200,593)
Interest expense	232,901	13,850	246,751
Depreciation and amortization	-	129,949	129,949
Total Assets as of December 31, 2017	5,733	4,499,607	4,505,340

Geographic information for the seven months ended and as at December 31, 2017 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	1,065,285	5,377
United States	4,807,172	2,956,630
Consolidated Total	5,872,457	2,962,007

Financial statement information by operating segment for the year ended December 31, 2018 is presented below:

	Spectrum Global $	AWS/ADEX $	Total $

Net Sales	–	34,549,157	34,549,157
Operating (loss) income	(3,863,089)	1,323,432	(2,539,657)
Interest expense	(556,888)	(561,465)	(1,118,353)
Depreciation and amortization	–	220,431	220,431
Total Assets as of December 31, 2018	12,626	12,917,770	12,930,396

Geographic information for the year ended December 31, 2018 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	2,208,461	3,657
United States	32,340,696	3,859,387
Consolidated Total	34,549,157	3,863,044

18.	Income Taxes

The Company’s pre-tax loss for the year ended December 2018 and seven months ended December 31, 2017 consisted of the following:

	Year Ended December 31, 2018 $	7 Months Ended December 31, 2017 $

Domestic	(2,127,882)	(1,899,972)
Foreign	528,060	96,214
Pre-tax Loss	(1,599,822)	(1,803,758)

The provision for (benefit from) income taxes for the year ended December 31, 2018 and seven months ended December 31, 2017 was as follows:

	Year Ended December 31,	7 Months Ended December 31,
	2018 $	2017 $
Federal	-	-
State	63,171	-
Foreign	184,387	-
Total current	247,558	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total provision for (benefit from) income taxes	247,538	-

The Company’s income taxes were calculated on the basis of $528,060 for the year ended December 31, 2018 and $96,214 for the seven months ended December 31, 2017 of foreign pretax income and $1,524,857 for the year ended December 31, 2018 and $1,899,972 for the seven months ended December 31, 2017 of domestic pretax loss.

The Company’s effective tax rate for the year ended December 31, 2018 and seven months ended December 31, 2017 differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,	7 Months Ended December 31,
	2018	2017
	%	%
Federal tax benefit at statutory rate	(21.0)	(34.0)
Permanent differences	(17.8)	12.4
State tax provision, net of Federal benefits	6.3	-
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	18.5	-
Net change in valuation allowance	38.8	21.6
Benefit	24.8	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2018	2017
Net operating loss carry forwards	$13,248,096	$11,758,850
Depreciation	28,448	29,139
Total assets	13,276,544	11,787,989

Convertible debt	-	-
Intangible assets	-	-
Total liabilities	-	-
Less: Valuation allowance	(13,276,544)	(11,787,989)

Net deferred tax liabilities	$-	$-

As of December 31 2018 and 2017, the Company had federal net operating loss carryforwards (“NOL’s”) of $13,248,096 and $11,758,850, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2018 and 2017, there was no accrued interest and penalties related to uncertain tax positions.

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

19.	Subsequent Events

a)	On January 4, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with InterCloud Systems, Inc., a Delaware corporation (“InterCloud”). Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc., an Illinois corporation (“TNS”). The purchase price paid by the Company for TNS includes $980,000 in cash, paid at closing, and the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”).

The interest on the outstanding principal due under the Note accrues at a rate of 6% per annum. All principal and accrued interest under the Note is due January 30, 2020, and is convertible, at any time at InterCloud’s election, into shares of common stock of the Company at a conversion price equal to the greater of 75% of the lowest volume-weighted average price during the 10 trading days immediately preceding the date of conversion and $0.10. The Note includes customary events of default, including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become immediately due and payable and the Company will be required to make certain additional payments to InterCloud.

On January 28, 2019, the holder of the convertible promissory note entered into agreement to sell and assign a total of $620,000 of the $620,000 outstanding principal to two third parties. The Company approved and is bound by the assignment and sale agreement.

On February 14, 2019, the Company issued 1,400,000 shares of common stock upon the conversion of $140,000 principal pursuant to the convertible promissory note.

b)	On January 4, 2019, the “Company, together with its subsidiaries, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Tropical Communications, Inc., ADEX Corp., ADEX Puerto Rico, LLC, and Telnet Solutions, Inc (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Libertas Funding LLC, a Connecticut limited liability company (“Libertas”). Under the Financing Agreement, the Financing Parties sold to Libertas future receivables in an aggregate amount equal to $1,460,000 for a purchase price of $1,000,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Libertas $31,602 each week based upon an anticipated 20% of its future receivables until such time as $1,460,000 has been paid, a period Libertas and the Financing Parties estimated to be approximately eleven months. In the event that the Financing Agreement is paid off earlier than eleven months, there is a discount to the sum owed. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The Company used the proceeds of the Financing Agreement for the acquisition of TNS, as discussed in Note 19(a).

On February 1, 2019, the Company fully repaid the Financing Agreement.

c)	On January 24, 2019, the holder of the convertible promissory note described in Note 10(j) entered into agreement to sell and assign a total of $100,000 of the $1,645,625 outstanding principal to a third parties. The Company approved and is bound by the assignment and sale agreement.

On February 7, 2019, the holder of the assigned note converted $75,000 of the note and $7,499 of interest into 1,071,418 shares of the Company’s common stock.

d)	On January 14, 2019, the Company issued 100,000 shares of common stock upon the conversion of $9,746 of principal pursuant to the loan described in Note 10(g).

e)	On January 14, 2019, the Company issued 110,742 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 10(e).

f)	On January 28, 2019, the Company issued 200,000 shares of common stock upon the conversion of $15,552 of principal pursuant to the loan described in Note 10(g).

g)	On February 1, 2019, the Company issued 1,570,768 shares of common stock to employees of the Company in exchange for services for the Company.

h)	On February 4, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with WaveTech Global Inc. (“WaveTech”), a Delaware corporation, and the stockholders of WaveTech.

The merger of WaveTech into the Company shall be effected through a sale and exchange of shares and cash. Pursuant to the Purchase Agreement, in exchange for cash consideration and shares of common stock of the Company, the Company will acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech. Upon the consummation of the transactions contemplated by the Purchase Agreement (the “Transactions”), WaveTech will become the majority controlling shareholder of the Company.

The consummation of the Transactions is also subject to the satisfaction or waiver (if permitted by law) of certain closing conditions, including, among other things, (i) the accuracy of the representations and warranties of the parties in all material respects, (ii) the performance of and compliance with the covenants of the parties in all material respects, (iii) receipt of certain regulatory approvals, (iv) approval by holders of a majority of WaveTech’s common stock outstanding and entitled to vote and (v) consolidation of certain subsidiaries and affiliated entities of WaveTech into WaveTech.

The parties are required to use commercially reasonable efforts to cause to be taken and to do or cause to be done all actions and things as are necessary under the terms of the Purchase Agreement or under applicable law, in order to consummate the Transactions. The parties are also required to, among other things, cooperate in all respects with each other in connection with any filing or submission to any governmental authority in connection with the Transactions.

The Purchase Agreement also contains certain termination rights for both the Company and WaveTech, including that the Company or WaveTech may terminate the Purchase Agreement if the Transactions have not been consummated on or prior to February 28, 2019.

Upon consummation of the Transactions, the Company intends to rebrand itself under the WaveTech Global name, file for a name change to WaveTech Global Inc. and apply for an up-listing to the NASDAQ exchange, subject to filing and approval by NASDAQ and FINRA.

The Company’s board of directors will expand to include three new board members from WaveTech.

i)	On February 7, 2019, the Company issued 172,414 shares of common stock upon the conversion of $12,500 of principal pursuant to the loan described in Note 10(e).

j)	On February 11, 2019, the Company issued 317,600 shares of common stock upon the conversion of $24,697 of principal pursuant to the loan described in Note 10(g).

k)	On February 12, 2019, the Company issued 300,000 shares of common stock upon the conversion of $21,750 of principal pursuant to the loan described in Note 10(e).

l)	On March 7, 2019, the Company issued 576,501 shares of common stock upon the conversion of $39,375 of principal pursuant to the loan described in Note 10(j).

m)	On March 15, 2019, the Company repaid the note and accrued interest described in Note 10(q).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: March 26, 2019	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger M. Ponder	Chief Executive Officer and	March 26, 2019
Roger M. Ponder	Chairman of the Board of Directors
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Keith W. Hayter	Director	March 26, 2019
Keith W. Hayter

Exhibit Index

Exhibit #	Exhibit Description

2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

4.1*	Certificate of Designation of Series A Convertible Preferred Stock of Spectrum Global Solutions, Inc., dated March 23, 2018

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.20	Convertible Promissory Note dated March 10, 2016 (Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.21	Asset Purchase Agreement dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.22	Convertible Promissory Note dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.23	Securities Purchase Agreement dated April 28, 2017, for senior secured convertible promissory note and security agreement dated April 27, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.1*	List of Subsidiaries

31*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.