Form 10-Q
period 2019-03-31
Spectrum Global Solutions, Inc.
filed 2019-05-15
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	SGSI	OTCQB

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

33,557,903 common shares issued and outstanding as of May 14, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	March 31,	December 31,
	2019	2018
	$	$
	(unaudited)
ASSETS
Current assets
Cash	966,790	620,593
Accounts receivable (net of allowance for doubtful accounts of $514,302 and $502,868, respectively)	7,759,001	6,562,182
Contract assets	2,227,195	1,861,895
Prepaid expenses and deposits	262,775	22,682
Total current assets	11,215,761	9,067,352
Property and equipment (net of accumulated depreciation of $1,027,977 and $1,020,959, respectively)	106,779	61,257
Goodwill	2,505,615	1,834,856
Customer lists (net of accumulated amortization of $249,121 and $187,299, respectively)	2,588,427	850,249
Tradenames (net of accumulated amortization of $143,922 and $118,810, respectively)	1,361,683	1,086,795
Operating lease right-of use assets	232,325	-
Other assets	26,296	29,887
Total assets	18,036,886	12,930,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	7,162,898	5,472,108
Contract liabilities	449,950	-
Loans payable	6,134,673	3,637,078
Loans payable to related parties	313,858	313,858
Convertible debentures (net of discount of $1,360,735 and $1,770,073, respectively)	5,188,558	4,842,391
Derivative liability	2,874,674	3,166,886
Warrant liability	100,000	100,000
Operating lease liabilities	233,191	-
Total current liabilities	22,457,802	17,532,321

Mezzanine equity
Preferred stock authorized: 8,000,000 Series A preferred stock, par value $0.00001 Issued and outstanding: 899,427 (December 31, 2018 – 899,427) shares	604,877	604,877
Preferred stock authorized: 1,000 Series B preferred stock, stated value $3,500 Issued and outstanding: 1,000 (December 31, 2018 – 1,000) shares	484,530	484,530

Stockholders’ deficit
Common stock Authorized: 750,000,000 shares, par value $0.00001 Issued 14,826,590 (December 31, 2018- 12,907,869); Outstanding: 9,006,147 (December 31, 2018 – 7,087,426)	148	77
Additional paid-in capital	20,194,915	18,681,390
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(25,502,692)	(24,170,105)
Total stockholders’ deficit	(5,510,323)	(5,691,332)
Total liabilities and stockholders’ deficit	18,036,886	12,930,396

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019$	2018$

Revenue	11,335,732	4,327,764

Operating expenses
Cost of revenues	8,824,165	3,784,520
Depreciation and amortization	93,952	47,833
General and administrative	1,044,708	661,298
Salaries and wages	1,358,208	577,604

Total operating expenses	11,321,033	5,071,255

Income (loss) from operations	14,699	(743,491)

Other income (expense)
Gain on settlement of debt	164,467	561,963
Gain on extinguishment of preferred stock liability	–	287,815
Amortization of discounts on convertible debentures and notes payable	(661,352)	(654,087)
Gain (loss) on change in fair value of derivatives	(369,391)	806,621
Interest expense	(471,412)	(179,325)
Total other income (expense)	(1,337,688)	822,987

Net income (loss) before income taxes	(1,322,987)	79,496

Provision for income taxes	(9,600)	–

Net income (loss)	(1,332,587)	79,496

Less: net loss attributable to the non-controlling interest	–	54,773

Net income (loss) attributable to Spectrum Global Solutions, Inc. common shareholders	(1,332,587)	134,269

Net income (loss) per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic	(0.11)	0.06
Diluted	(0.11)	0.03

Weighted average number of shares outstanding used in the calculation of net income (loss) attributable to Spectrum Global Solutions, Inc. per common share:
Basic	11,771,927	2,225,809
Diluted	11,771,927	8,429,006

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of stockholder’s deficit

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional paid-in	Common stock	Treasury	Accumulated	Non- controlling	Total stockholders’
	Number	Amount $	capital $	subscribed $	Stock $	deficit $	interest $	deficit $

Balance, December 31, 2017	2,115,136	21	15,909,612	74,742	–	(22,322,725)	(88,650)	(6,427,000)

Shares issued upon conversion of convertible debt	188,274	2	526,367	–	–	–	–	526,369

Warrant issued to acquire non-controlling interest	–	–	(125,744)	–	–	–	(133,254)	(258,998)

Shares issued for services	–	–	312,561	–	–	–	–	312,561

Net loss for the period	–	–	–	–	–	134,269	(54,773)	79,496

Balance, March 31, 2018	2,303,410	23	16,622,796	74,742	–	(22,188,456)	(276,677)	(5,767,572)

	Common Stock		Additional paid-in	Common stock	Treasury	Accumulated	Non- controlling	Total stockholders’
	Number	Amount $	capital $	subscribed $	Stock $	deficit $	interest $	deficit $

Balance, December 31, 2018	7,708,684	77	18,681,390	74,742	(277,436)	(24,170,105)	–	(5,691,332)

Shares issued upon conversion of convertible debt	4,248,675	42	1,042,211	–	–	–	–	1,042,253

Shares issued for services	2,869,231	29	471,314	–	–	–	–	471,343

Net loss for the period	–	–	–	–	–	(1,332,587)	–	(1,332,587)

Balance, March 31, 2019	14,826,590	148	20,194,915	74,742	(277,436)	(25,502,692)	–	(5,510,323)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019$	2018$
Operating activities

Net income (loss)	(1,332,587)	79,496
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	369,391	(806,621)
Amortization of discounts on convertible debentures and notes payable	661,352	654,087
Depreciation and amortization	93,952	47,833
Amortization of operating right of use assets	37,016	–
Foreign exchange loss (gain)	–	6,365
Shares issued for services	471,343	–
Original issue discount	20,000	–
Stock-based compensation on options and warrants	–	312,561
Derivative warrants issued for services	–	68,536
(Gain) loss on settlement of debt	(164,468)	(561,963)
Gain on extinguishment of preferred stock liability	–	(287,815)
Changes in operating assets and liabilities:
Accounts receivable	(1,131,653)	184,723
Contract assets	(365,300)	–
Prepaid expenses and deposits	390,717	20,774
Accounts payable and accrued liabilities	961,180	(380,379)
Other assets	3,591	5,813
Operating lease liabilities	(36,150)	–
Contract liabilities	(523,083)	–
Net cash used in operating activities	(544,700)	(656,590)
Investing activities
Net cash paid on acquisition	(941,593)	–
Cash received on acquisition	–	191,744
Purchase of equipment	(52,540)	(8,889)
Net cash (used in) investing activities	(994,133)	(182,855)
Financing activities
Repayment of loan payable	(6,147,609)	(386,125)
Proceeds from notes payable	8,367,190	616,306
Proceeds from issuance of convertible debentures	–	500,000
Repayment of convertible notes	(334,552)	–
Net cash provided by financing activities	1,885,029	730,181
Change in cash	346,197	256,446
Cash, beginning of period	620,593	28,893
Cash, end of period	996,790	285,339
Non-cash investing and financing activities:
Common stock issued for conversion of notes payable	1,042,254	92,703
Net assets acquired in TNS Acquisition	935,834	–
Convertible note issued in TNS acquisition	665,000	–
Net assets acquired in ADEX Acquisition	–	4,332,577
Warrant issued for non-controlling interest	–	133,256
Preferred stock issued to settle notes payable and accrued interest	–	439,560
Preferred stock issued to settle derivative liabilities	–	291,064
Preferred stock issued for prepaid expenses	–	13,820
Debt issuance cost	–	247,500
Original issue discounts	20,000	402,500
Third party payment of third-party debt	150,000	–
Original debt discount against derivative liability	189,000	1,487,000

Supplemental disclosures:
Interest paid	206,467	4,622
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

March 31, 2019

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

On February 6, 2018, the Company entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding capital stock and membership interests of ADEX Corp. (“ADEX”). The Company closed and completed the acquisition on February 27, 2018. After the acquisition of ADEX, the Company provides professional, multi-service line, telecommunications infrastructure, outsource services and staffing solutions to the wireless and wireline industry. On May 18, 2018, the Company transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by the Company’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities. On January 4, 2019, the Company closed a Stock Purchase Agreement InterCloud. Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc., an Illinois corporation (“TNS”).

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AW Solutions and ADEX business has also incurred losses and experienced negative cash flows from operations during its most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2019, the Company has an accumulated deficit of $25,502,692, and a working capital deficit of $11,242,041. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Significant Accounting Policies

a)	Condensed financial statements

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

b)	Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, AW Solutions, Inc. (from the date of acquisition, April 25, 2017), Tropical Communications, Inc. (from the date of acquisition, April 25, 2017), AW Solutions Puerto Rico LLC. (from the date of acquisition, April 25, 2017), ADEX Corp., ADEX Puerto Rico, LLC and ADEXCOMM (from the date of acquisition, February 27, 2018), TNS, Inc. (from the date of acquisition, January 4, 2019). All the subsidiaries are wholly-owned. During the year ended December 31, 2018, the Company disposed of the following subsidiaries; Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

c)	Use of Estimates

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2019 and December 31, 2018 was $514,032 and $502,868, respectively.

f)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

g)	Goodwill

Goodwill was generated through the acquisition of AW Solutions, ADEX and TNS as the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2019.

h)	Intangible Assets

At March 31, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 3-20 years.

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

i)	Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three months ended March 31, 2019.

j)	Foreign Currency Translation

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

k)	Income Taxes

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $156,711 plus penalties and interest of $111,200 for a total obligation due of $267,911. This tax assessment is included in accrued expenses at March 31, 2019.

l)	Revenue Recognition

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three Months Ended March 31, 2019 $	Three Months Ended March 31, 2018 $
Professional services	5,935,226	3,366,569
Construction	5,400,506	961,195
Total	11,335,732	4,327,764

Revenue by contract duration	Three Months Ended March 31, 2019 $	Three Months Ended March 31, 2018 $
Short-term	65,430	43,278
Long-term	11,270,302	4,284,486
Total	11,335,732	4,327,764

Revenue by contract type	Three Months Ended March 31, 2019 $	Three Months Ended March 31, 2018 $
Unit-price	3,238,658	710,362
Fixed-price	2,161,848	250,833
Time-and-materials	5,935,226	3,366,569
Total	11,335,732	4,327,764

The Company also disaggregates its revenue by geographic location and operating segment (See Note 13).

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

Contract Assets and Liabilities

Contract assets include unbilled amounts for services performed but not yet billed. These amounts are included in contract assets on the consolidated balance sheets. The Company records unbilled receivables for services performed but not billed. At March 31, 2019 and December 31, 2018, unbilled receivables totaled $2,227,195 and $1,861,895, respectively.

Contract liabilities include unbilled costs and are included in accrued expenses on the consolidated balance sheets.

m)	Cost of Revenues

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

n)	Research and Development Costs

Research and development costs are expensed as incurred.

o)	Stock-based Compensation

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

p)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2019, the Company had 29,135,606 (March 31, 2018 – 6,177,776) common stock equivalents outstanding.

q)	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2018 and 2017 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

r)	Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases ("ASC 842") electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities, Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

s)	Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”) as discussed in Revenue Recognition accounting policy description.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, including operating leases. Expanded disclosures with additional qualitative and quantitative information are also required. ASU 2016-02 and its amendments are effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted.

The Company adopted ASU 2016-02 and its amendments and applied the transition provisions as of January 1, 2019, which included recognizing a cumulative-effect adjustment through opening retained earnings as of that date. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. The standard did not materially impact consolidated net income or liquidity.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations

t)	Concentrations of Risk

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2019, four customers accounted for 30%, 18%, 10% and 10%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 30%, 20%, 7% and 5%, respectively, of trade accounts receivable as of March 31, 2019. For the three months ended March 31, 2018, two customers accounted for 22% and 18%, respectively, of consolidated revenues for the period.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 97% of consolidated revenues for the three month period ended March 31, 2019 (89% - 2018). Revenues generated from customers in Puerto Rico accounted for approximately 3% of consolidated revenues for the three month period ended March 31, 2019 (11% - 2018).

u)	Fair Value Measurements

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2019 and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and December 31, 2017, consisted of the following:

	Total fair value at March 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	2,874,674	–	–	2,874,674

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,166,886	–	–	3,166,886

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

v)	Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2019, and December 31, 2018, the Company had a $2,784,674 and $3,166,886 derivative liability, respectively.

w)	Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

x)	Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholders’ equity.

3.	Acquisition of TNS, Inc.

On January 4, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with InterCloud Systems, Inc., a Delaware corporation (“InterCloud”). Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc., an Illinois corporation (“TNS”). The Company closed and completed the acquisition on January 4, 2019.

The purchase price paid by the Company for the includes $980,000 in cash, paid at closing, and the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”).

The Company has performed a valuation analysis of the fair market value of TNS’ assets and liabilities. The provisional fair value of the purchase consideration issued to the sellers of TNS was allocated to the net tangible assets acquired. We accounted for the acquisition of TNS as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The excess of the aggregate fair value of the net tangible assets has been allocated to an intangible asset, value of customer accounts and the remainder to goodwill. The purchase price allocation was based, in part, on management’s knowledge of TNS' business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Provisional Purchase Consideration
$620,000 Convertible Note	$665,000
Cash	980,000
Total Purchase Price	$1,645,000

Preliminary Allocation of Purchase Price
Cash	$38,407
Accounts receivable, net	65,166
Prepaid expenses	630,810
Customer lists *	1,800,000
Tradenames *	300,000
Goodwill *	670,759
Accounts payable	(275,331)
Accrued expenses	(611,778)
Contract liabilities	(973,033)
Net assets acquired	$1,645,000

*	The Company is reviewing for potential identifiable intangible assets, which may potentially change the value allocated to intangible assets.

The following table summarizes our consolidated results of operations for the year ended December 31, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018:

	March 31, 2019 $		March 31, 2018 $
	As Reported	Pro Forma	As Reported	Pro Forma

Net Sales	11,335,732	11,335,732	4,327,764	8,259,398
Net Loss	(1,332,587)	(1,340,141)	134,269	1,243,947

Earnings per common share:

Basic	(0.11)	(0.11)	0.06	0.56

Diluted	(0.11)	(0.11)	0.03	0.16

4.	Property and Equipment

	March 31, 2019 $	December 31, 2018 $

Computers and office equipment	331,987	329,937
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	–	–

Total	1,179,175	1,126,635

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,027,977)	(1,020,959)

Equipment, Net	106,779	61,257

During the three months ended March 31, 2019, the Company recorded $7,018 (2018 - $4,395) of depreciation expense.

5.	Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	March 31, 2019 Net carrying value $	December 31, 2018 Net carrying value $

Customer relationship and lists	2,837,548	249,121	–	2,588,427	850,249
Trade names	1,505,605	143,922	–	1,361,683	1,086,795
	4,343,153	393,043	–	3,950,110	1,937,044

During the three months ended March 31, 2019, the Company recorded $86,934 (March 31, 2018 - $43,438) of amortization.

Estimated Future Amortization Expense:

$
For year ending December 31, 2019	260,453
For year ending December 31, 2020	347,387
For year ending December 31, 2021	347,387
For year ending December 31, 2022	347,387
For year ending December 31, 2023 to December 31, 2027	2,647,496
Total	3,950,110

6.	Related Party Transactions

a)	As at March 31, 2019, the Company owes $50,577 (December 31, 2018 - $51,889) to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

b)	On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued was unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

c)	On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 8% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

d)	On April 13, 2018, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on April 13, 2019 and bears interest at a rate of 8% per annum. At December 31, 2018, the amount of $85,000 was owed. On April 20, 2019, the note was amended with to a maturity date of April 20, 2020 and an interest rate of 10%.

e)	On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. The Company recorded the fair value of the Series B Preferred Stock of $484,530 as mezzanine equity and reduced common shares and additional paid in capital an equal amount.

f)

On August 21, 2018, the Company received $80,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on August 20, 2019 and bears interest at a rate of 8% per annum. At March 31, 2019 and December 31, 2018, the amount of $80,000 was owed,

g)	On June 1, 2018, the Company entered into an employment agreement with the Chief Executive Officer of the Company. The agreement has a three year term and provides for base compensation of $350,000 per year as well as bonuses including stock options.

h)	On June 1, 2018, the Company entered into an employment agreement with the President of the Company. The agreement has a three year term and provides for base compensation of $340,000 per year as well as bonuses including stock options.

	March 31, 2019	December 31, 2018
Promissory note issued to Roger Ponder, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	$18,858	$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	130,000	130,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, matures April 10, 2019	85,000	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, matures August 20, 2019	80,000	80,000

Total	$313,858	$313,858

7.	Loans Payable

a)	As of March 31, 2019, the amount of $49,121 (Cdn$63,300) (December 31, 2018 - $49,121 (Cdn$63,300)) is owed to a non-related party which is non-interest bearing, unsecured, and due on demand.

b)	As at March 31, 2019, the amount of $15,000 (December 31, 2018 - $15,000) is owed to non-related parties which is non-interest bearing, unsecured, and due on demand.

c)	As of March 31, 2019, the amounts of $7,500 and $2,636 (Cdn$3,400) (December 31, 2018 - $7,500 and $2,636 (Cdn$3,400)) are owed to a non-related party which are non-interest bearing, unsecured, and due on demand.

d)	In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber.

e)	On August 4, 2015, the Company borrowed $50,000 pursuant to a promissory note. The note was due on September 4, 2015. The note bears interest at 120% per annum prior September 4, 2015, and at 180% per annum after September 4, 2015. The holder of the note was also granted the rights to buy 500 shares of the Company’s common stock at a price of $30 per share until August 4, 2017. During the year ended May 31, 2016, the Company repaid the $50,000 note and $1,200 of accrued interest remains owing. At March 31, 2019, and December 31, 2018, $1,200 of accrued interest remained owing.

f)	On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. At March 31, 2019 and December 31, 2018, the amount of $12,000 was owed.

g)	On October 10, 2018, the Company’s wholly-owned subsidiary, ADEX Corporation (the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Heritage Bank of Commerce (the “Lender”). Under the Loan and Security Agreement, the Borrower may borrow an aggregate outstanding amount not to exceed the lesser of up to (i) $5,000,000 or (ii) the Borrowing Base (as defined in the Loan and Security Agreement) through one or more advances through October 10, 2020 (the “Maturity Date”), subject to the Lender’s satisfactory annual review of the Borrower on or around October 10, 2019. On the Maturity Date, all advances must be repaid. The Lender may, in its sole discretion and upon the Borrower’s request, make advances to the Borrower after the Maturity Date subject to the terms and conditions under the Loan and Security Agreement. Part of the proceeds of the initial credit extension of the Loan and Security Agreement were used to pay off borrowings owed to Prestige Capital Corporation described in Note 9(l).

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

In connection with the financing, on October 10, 2018, the Company also issued a warrant to purchase 113,953 shares of the Company’s common stock at $1.25 per share for three years. The fair value of the warrants of $87,410 and $190,000 of debt issuance costs resulted in a discount to the note payable of $277,410. At December 31, 2018, the Company owed $3,483,015 pursuant to this agreement and will record accretion equal to the debt discount of $257,194 over the remaining term of the note. At during the three months ended March 31, 2019 the Company borrowed an additional $1,063,686 and recorded accretion of $108,014. At March 31, 2019, the Company owed $4,546,701 pursuant to this agreement and will record accretion equal to the debt discount of $149,180 over the remaining term of the note.

h)	On January 4, 2019, the “Company, together with its subsidiaries, AW Solutions, Inc., AW Solutions Puerto Rico, LLC, Tropical Communications, Inc., ADEX Corp., ADEX Puerto Rico, LLC, and Telnet Solutions, Inc (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Libertas Funding LLC, a Connecticut limited liability company (“Libertas”). Under the Financing Agreement, the Financing Parties sold to Libertas future receivables in an aggregate amount equal to $1,460,000 for a purchase price of $1,000,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Libertas $31,602 each week based upon an anticipated 20% of its future receivables until such time as $1,460,000 has been paid, a period Libertas and the Financing Parties estimated to be approximately eleven months. In the event that the Financing Agreement is paid off earlier than eleven months, there is a discount to the sum owed. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The Company used the proceeds of the Financing Agreement for the acquisition of TNS, as discussed in Note 3.

On February 1, 2019, the Company fully repaid the Financing Agreement.

i)	At March 31, 2019, the Company owed $1,325,895 to WaveTech Global Inc. (“WaveTech”) pursuant to the Share Purchase Agreement described in Note 14. If the acquisition described does not close the advance has a term of 60 days and bears interest at 12%.

	March 31, 2019	December 31, 2018
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	$7,760	$7,760
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 8% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	275,000	275,000
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180 and $257,194	4,397,521	3,225,821
Loan with WaveTech Global, Inc., interest rate of 12%, matured April 28, 2019	1,325,895	-

Total	$6,134,673	$3,637,078

8.	Convertible Debentures

a)	On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the Unsecured Note accrues at a rate of 8% per annum. All principal and accrued interest under the Unsecured Note is due one year following the issue date of the Unsecured Note and is convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. On December 15, 2017, February 14, 2018, February 21, 2018, June 7, 2018, January 24, 2019, and March 15, 2019 the holder of the convertible promissory note entered into agreement to sell and assign a total of $105,000, $105,000, $105,000, $39,375, $100,000 and $100,000 of the outstanding principal, respectively to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the total of $354,375 of notes assigned is now equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. During the year ended December 31, 2018, the entire December 15, 2017 note of $105,000, the entire February 14, 2018 note of $105,000 and $55,000 of the February 21, 2018 $105,000 note was converted into 661,795 shares of common stock. The February 21, 2018, June 7, 2018, notes are described in Notes 8(b), and (c) respectively. The January 24, 2019 and March 15, 2019 assignments are described in Note 8(d). At March 31, 2019, the carrying value of the notes was $1,445,625,

b)	On February 21, 2018, the holder of the convertible promissory note described in Note 8(a) entered into agreements to sell and assign a total of $105,000, of the outstanding principal to a third party. During the year ended December 31, 2018, $55,000 of the note was converted. During the three months ended March 31, 2019, $44,250 of the note was converted into 583,156 shares of common stock. At March 31, 2019, the carrying value of the notes was $5,750.

c)	On June 7, 2018, the holder of the convertible promissory note described in Note 8(a) entered into agreements to sell and assign a total of $39,375, of the outstanding principal to a third party. During the three months ended March 31, 2019, $39,375 of the note was converted into 576,501 shares of common stock. At March 31, 2019, the carrying value of the notes was $Nil.

d)	On January 24, 2019 and March 15, 2019, the holder of the convertible promissory note described in Note 8(a) entered into agreements to sell and assign a total of $200,000, of the outstanding principal to a third party. During the three months ended March 31, 2019, $75,000 and $7,499 of the note was converted into 1,071,418 shares of common stock. At March 31, 2019, the carrying value of the notes was $25,000.

e)	On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the ADEX Note accrues at a rate of 6% per annum. All principal and accrued interest under the ADEX Note is due one year following the issue date of the ADEX Note and is convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

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

During the three months ended March 31, 2019, $49,995 of the note was converted into 617,600 shares of common stock. During the three months ended March 31, 2019, the Company repaid $45,077 and recorded accretion of $125,967 increasing the carrying value of the notes to $1,596,577.

f)	The Company also issued InterCloud a convertible note with a principal amount of $793,894 to settle a contingent liability of $793,893 owed as a result of the acquisition of AWS. The note is due on August 16, 2019 and bears interest at 1% per annum. The note is convertible into common shares of the Company at a conversion price equal to the 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000. During the three months ended March 31, 2019, the Company recorded accretion of $62,466 increasing the carrying value of the notes to $684,858.

g)	On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 125,000 shares of common stock of the Company at an exercise price of $1.60 per share. The exercise price of the warrant will reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock is less than $1.60 on July 31, 2018. The note was due on January 15, 2019, and in February 2019, the maturity date was extended to June 1, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851. During the three months ended March 31, 2019, the Company recorded accretion of $55,000 increasing the carrying value of the notes to $500,000.

h)	On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947 for an aggregate purchase price of $1,500,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $3,325,000 resulted in a discount to the note payable of $1,500,000 and an initial derivative expense of $1,825,000. During the three months ended March 31, 2019, the Company repaid $131,579 of the note which resulted in a $72,000 gain on the extinguishment of the note and associated derivative liability. During the three months ended March 31, 2019, the Company recorded accretion of $130,500 increasing the carrying value of the notes to $239,291

i)	On May 18, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $295,746 for an aggregate purchase price of $280,959.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $468,000 resulted in a discount to the note payable of $280,959 and an initial derivative expense of $187,041. During the three months ended March 31, 2019, the Company recorded accretion of $89,783 increasing the carrying value of the notes to $212,959.

j)	On July 3, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $23,000 resulted in a discount to the note payable of $23,000. During the year ended December 31, 2018, the Company recorded accretion of $17,860 increasing the carrying value of the notes to $69,860. During the three months ended March 31, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $2,300.

k)	On July 31, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $103,000 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $28,000. During the year ended December 31, 2018, the Company recorded accretion of $37,554 increasing the carrying value of the notes to $37,554. During the three months ended March 31, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $90,000.

l)	On December 4, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $27,500 for an aggregate purchase price of $25,000.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $30,000 resulted in a discount to the note payable of $25,000 and an initial derivative expense of $5,000. During the three months ended March 31, 2019, the Company recorded accretion of $2,484 increasing the carrying value of the notes to $5,844.

m)	On January 4, 2019, as part of the acquisition described in Note 3, the Company issued to InterCloud a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”). The interest on the outstanding principal due under the Note accrues at a rate of 6% per annum. All principal and accrued interest under the Note is due January 30, 2020, and is convertible, at any time at InterCloud’s election, into shares of common stock of the Company at a conversion price equal to the greater of 75% of the lowest volume-weighted average price during the 10 trading days immediately preceding the date of conversion and $0.10.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $189,000 resulted in a discount to the note payable of $144,000.

On January 28, 2019, the holder of the convertible promissory note entered into agreement to sell and assign a total of $620,000 of the $620,000 outstanding principal to two third parties, with $186,000 and $434,000 of principal assigned to each party. The Company approved and is bound by the assignment and sale agreement. During the three months ended March 31, 2019, $70,000 of each of the notes was converted into a total of 1,400,000 shares of common stock. During the three months ended March 31, 2019, the Company recorded accretion of $13,011 and $23,645 on the two notes increasing the carrying value of the two notes to $85,844 and $286,845 respectively.

	March 31, 2019	December 31, 2018
Convertible promissory note, InterCloud Systems, Inc,, 8% interest, unsecured, matured April 27, 2018, net of debt discount of $0 and $361,333	$1,445,625	$1,735,000
Convertible promissory note, InterCloud Systems, Inc,, 6% interest, unsecured, matured March 27, 2019, net of debt discount of $160,782 and $286,749	1,596,542	1,565,681
Convertible promissory note, InterCloud Systems, Inc,, 1% interest, unsecured, matures August 16, 2019, net of debt discount of $109,036 and $171,557	684,858	622,392
Convertible promissory note, Barn 11, 6% interest, unsecured, matures June 1, 2019, net of debt discount of $0 and $45,000	500,000	445,000
Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23,2019, net of debt discount of $879,130 and $1,009,630	239,291	240,370
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019, net of debt discount of $82,787 and $172,570	212,959	123,176
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $9,087	-	69,860
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $41,395	-	37,552
Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019, net of debt discount of $21,656 and $24,140	5,844	3,360
Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, January 30, 2020, net of debt discount of $30,189 and $0	85,844	-
Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020, net of debt discount of $77,155 and $0	286,845	-
Convertible promissory note, Virtual Capital, LLC, 0% interest, unsecured, matured, January 24, 2019	125,000
Convertible promissory note, RDW Capital LLC, 9.9% interest, unsecured, matured March 30, 2019, net of debt discount of $0 and $0	5,750	-

Total	$5,188,558	$4,842,391

9.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 8 contain conversion features that qualify for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible note payable described in Note 8, the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2019	December 31, 2018

Balance at the beginning of period	$3,166,886	$4,749,712
Derivative issued as part of acquisition	-	302,800
Original discount limited to proceeds of notes	189,000	2,839,369
Fair value of derivative liabilities in excess of notes proceeds received	-	2,274,892
Derivative warrants issued for services and to acquire non-controlling interest	-	328,833
Derivative liability settled through the issuance of preferred stock	-	(291,064)
Conversion of derivative liability	(686,135)	(678,142)
Repayment of convertible note	(164,468)	(310,041)
Change in fair value of embedded conversion option	369,391	(6,049,473)
Balance at the end of the period	$2,874,674	$3,166,886

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	204%	2.57%	0%	1.07
At December 31, 2018	172-381%	2.45-2.63%	0%	0.04-2.78
At March 31, 2019	215-386%	2.27-2.44%	0%	0.25-2.53

10.	Common Stock

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001.

Treasury stock- The Company holds 621,258 shares in treasury at a cost of $277,436.

a)	As at December 31, 2017 and May 31, 2017, the Company’s subsidiary, Mantra Energy Alternatives Ltd., had received subscriptions for 335 shares of common stock at Cdn$1.00 per share for proceeds of $66,277 (Cdn$67,000), which is included in common stock subscribed, net of the non-controlling interest portion of $7,231.

b)	As at December 31, 2017 and May 31, 2017, the Company’s subsidiary, Climate ESCO Ltd., had received subscriptions for 1,050 shares of common stock at $0.10 per share for proceeds of $21,000, which is included in common stock subscribed, net of the non-controlling interest portion of $7,384.

c)	On September 28, 2018, the Company issued 5,010,000 shares of common stock with a fair value of $3,256,500 to employees of the Company in exchange for services for the Company. The shares vest over 36 months. During the period ended March 31, 2019, the Company recorded $422,988 for the vested portion of the shares, leaving $2,228,508 of unvested compensation expense to be recognized in future periods.

d)	On October 9, 2018, the Company issued 520,000 shares of common stock with a fair value of $520,000 to employees of the Company in exchange for services for the Company. The shares vest over 36 months. During the period ended March 31, 2019, the Company recorded $34,395 for the vested portion of the shares, leaving $429,512 of unvested compensation expense to be recognized in future periods

e)	On January 14, 2019, the Company issued 100,000 shares of common stock upon the conversion of $9,746 of principal pursuant to the loan described in Note 8(e).

f)	On January 14, 2019, the Company issued 110,742 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 8(b).

g)	On January 28, 2019, the Company issued 200,000 shares of common stock upon the conversion of $15,552 of principal pursuant to the loan described in Note 8(e).

h)	On February 1, 2019, the Company issued 2,869,230 shares of common stock to employees and directors of the Company in exchange for services for the Company. The shares vest over periods between 11 and 36 months. During the quarter ended March 31361,490 of unvested compensation expense to be recognized in future periods

i)	On February 7, 2019, the holder of the assigned note converted $75,000 of the note and $7,499 of interest into 1,071,418 shares of the Company’s common stock.

j)	On February 7, 2019, the Company issued 172,414 shares of common stock upon the conversion of $12,500 of principal pursuant to the loan described in Note 8(b).

k)	On February 11, 2019, the Company issued 317,600 shares of common stock upon the conversion of $24,697 of principal pursuant to the loan described in Note 8(e).

l)	On February 12, 2019, the Company issued 300,000 shares of common stock upon the conversion of $21,750 of principal pursuant to the loan described in Note 8(b).

m)	On February 14, 2019, the Company issued 1,400,000 shares of common stock upon the conversion of $140,000 principal pursuant to the convertible promissory note described in Note 8(m).

n)	On March 7, 2019, the Company issued 576,501 shares of common stock upon the conversion of $39,375 of principal pursuant to the loan described in Note 8( c).

11.	Preferred Stock

Series A

On November 15, 2017, the Company created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A Preferred Shares.

On October 29, 2018, the Company amended and restated the Company’s Series A Convertible Preferred Stock. The principal terms of the Series A Preferred Shares are as follows:

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

Liquidation rights – Upon the occurrence of any liquidation, each holder of Series A Preferred Shares then outstanding shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made in respect of the common stock, or other series of preferred stock then in existence that is outstanding and junior to the Series A Preferred Shares upon liquidation, an amount per share of Series A Preferred Shares equal to the amount that would be receivable if the Series A Preferred Shares had been converted into common stock immediately prior to such liquidation distribution, plus, accrued and unpaid dividends.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series A Preferred Shares as temporary equity or “mezzanine”.

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series B Preferred Shares as temporary equity or “mezzanine”.

12.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	1,715,177	2.14
Issued	284,717	1.20
Expired	(60,000)	0.32
Balance, March 31, 2019	1,939,894	1.96

As at March 31, 2019, the following share purchase warrants were outstanding:

Number of warrants		Exercise price $	Expiry date

20,375		74.00	April 10, 2019
137,500		5.10	April 28, 2020
250,000		0.10	June 27, 2020
593,064	*	1.20	February 13, 2021
125,000		1.60	February 21, 2021
500,000		1.00	May 17, 2020
200,000		0.00010	September 10, 2019
113,955		1.08	October 10, 2021
1,939,894

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At March 31, 2019, 4% of the number of shares of the Company outstanding was 14,826,590 shares.

13.	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $269,341 and $269,341 respectively, as of January 1, 2019. During the three months ended March 31, 2019, non-cash right of use assets recorded in exchange for non-cash operating lease liabilities was $269,341. The Company leases certain office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2019:

March 31, 2019
Operating lease assets	$232,325

Operating lease liabilities:
Current operating lease liabilities	$233,191
Total operating lease liabilities	$233,191

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2019, the Company recognized operating lease expense of $48,175. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2019, short-term lease costs were $78,035.

Cash paid for amounts included in the measurement of operating lease liabilities were $47,309 for the three months ended March 31, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. During the three months ended March 31, 2019, the Company reduced its operating lease liabilities by $36,150 for cash paid.

The operating lease liabilities as of March 31, 2019 reflect a weighted average discount rate of 48%. Lease payments over the next five years and thereafter are as follows:

March 31, 2019
2019	$173,727
2020	88,431
2021	61,372
2022	63,214
2023	21,330
2024	-
Total lease payments	408,074
Less: imputed interest	(174,883)
Total operating lease liabilities	$233,191

14.	Commitments and Contingencies

(a)	The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet.

(b)

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

The Company’s board of directors will expand to include three new board members from WaveTech. As of the date of these financial statements the transaction has not closed.

15.	Segment Disclosures

During the three months ended March 31, 2019 and 2018, the Company had one operating segment including:

●	AW Solutions Inc., a Longwood, Florida-based company, AW Solutions Puerto Rico LLC, ADEX Corporation and ADEX Puerto LLC which is in the business of the provision of professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry, ADEX Corporation and ADEX Puerto Rico LLC offering turnkey wireless and wireline telecom service and project staffing and TNS, Inc., an Illinois corporation (acquired January 4, 2019) which is a communications contractor that specializes in the design, installation and maintenance of structured cabling systems and,

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three months ended March 31, 2019 is presented below:

	Spectrum Global $	AWS/ADEX/TNS $	Total $

Net Sales	–	11,335,732	11,335,732
Operating (loss) income	(954,967)	969,666	14,699
Interest expense	399,555	71,857	471,412
Depreciation and amortization	-	93,952	93,952
Total Assets as of March 31, 2019	15,067	18,021,819	18,036,886

Geographic information for the three months ended and as at March 31, 2019 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	310,478	3,371
United States	11,025,254	6,817,755
Consolidated Total	11,335,732	6,821,126

Financial statement information by operating segment for the three months ended March 31, 2018 is presented below:

	Spectrum Global $	AWS/ADEX $	Total $

Net Sales	–	4,327,764	4,327,764
Operating (loss) income	(666,249)	(77,242)	(743,491)
Interest expense	107,894	71,431	179,325
Depreciation and amortization	–	47,833	47,833
Total Assets as of December 31, 2018	99,835	12,830,561	10,774,123

Geographic information for the three months ended March 31, 2018 is presented below:

	Revenues $	Long-Lived Assets $

Puerto Rico	466,624	5,377
United States	3,861,140	4,016,895
Consolidated Total	4,327,764	4,022,273

16.	Net (Loss) Income Per Share

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
	$	$

Numerator:
Net income (loss)	(1,332,587)	134,269
Convertible note interest	–	87,860
Adjusted diluted net income (loss)	(1,332,587)	222,129

Denominator:
Weighted average shares outstanding used in computing net income per share:
Basic	11,771,927	2,225,809
Effect of dilutive stock options and convertible notes payable	–	6,194,355
Effect of preferred shares	–	8,842
Diluted	11,771,927	8,429,006

Net income (loss) per share applicable to common stockholders:
Basic	(0.11)	0.06
Diluted	(0.11)	0.03

17.	Subsequent Events

a)	On April 2. 2019, the Company issued 1,400,000 shares of common stock upon the conversion of $70,000 and $6.930 of accrued interest described in Note 8 (d).

b)	On April 13, 2019, the Company amended the note described in Note 6(d). Pursuant to the amendment, the notes maturity was extended from April 13, 2019 to April 13, 2020. In addition, the interest rate increased from 8% to 10%.

c)	On April 23, 2019, the Company issued 799,980 shares of common stock upon the conversion of $30,000 and $9,999 of accrued interest described in Note 8(d).

d)	On April 23, 2019, the Company issued 699,980 shares of common stock upon the conversion of $25,000 and $9,999 of accrued interest described in Note 8(d).

e)	On May 3, 2019, the Company and Dominion Capital LLC (the “Holder”) entered into an exchange agreement (the “Exchange Agreement”) to exchange the two Senior Secured Convertible Promissory Notes described in Notes 8(h) and (i), with principal amounts of $1,052,632 plus accrued interest and $295,746 plus accrued interest respectively, for a single Senior Secured Convertible Promissory note with a principal amount of $1,571,134 (the “Exchange Note”).

The interest on the outstanding principal due under the Exchange Note accrues at a rate of 12% per annum. All principal and accrued interest under the Exchange Note is due on October 17, 2020 and is convertible into shares of the Company’s Common Stock. The conversion price in effect on the date such conversion is effected shall be equal to (i) initially, $0.10 or (ii) on or after the date of the closing of the next public or private offering of equity or equity-linked securities of the Company in which the Company receives gross proceeds in an amount greater than $100,000, one hundred and five percent (105%) of the price of the Common Stock issuable in the offering. While during the first six months that the Exchange Note is outstanding, only interest payments are due to the Holder, beginning in October 2019, and on each monthly anniversary thereafter until maturity, amortization payments are due for principal and interest due under the Exchange Note. The Exchange Note includes customary events of default, including non-payment of the principal or accrued interest due on the Exchange Note. Upon an event of default, all obligations under the Exchange Note will become immediately due and payable.

The Holder was granted a right to participate in future financing transactions of the Company while the Exchange Note remains outstanding.

f)	On May 6, 2019, in accordance with terms of the notes described in Notes 8(a) and (e), the Company issued an aggregate of 15,707,163 shares of the Company’s common stock to InterCloud pursuant to the automatic forced conversion of all outstanding obligations under the Notes, in full satisfaction thereof. The shares issued were unregistered and are subject to Rule 144 restrictions.

g)	On May 10, 2019, the Company entered into an amendment to the note payable described in Note 8(g). Pursuant to the amendment the maturity date of the note was extended from January 15, 2019 to June 1, 2019.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

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

We are a leading provider of services and solutions in the telecommunications industry to top tier communication carriers, service providers, utilities and Fortune 1000 enterprises. The telecommunications sector provides services and solutions throughout the United States, Guam, Canada and the Caribbean.

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

WaveTech Global Inc., which is under a definitive agreement to be acquired by us, is supported by its subsidiaries: Wavetech Inc., WaveTech GmbH, Inc. (collectively known as “WaveTech Global”). WaveTech is a global next generation energy management company that specializes in asset lifecycle extension, intellectual property development, and implementation services. The Company offers a global portfolio of end-to-end energy optimization and lifecycle management solutions developed from proprietary intellectual property, engineered systems, and operational expertise. WaveTech Global extensive suite of products include power asset life extension, operational servicing and automation, lifetime cost reduction, and real-time heterogeneous power source switching. WaveTech Global, through its diverse portfolio of intellectual property and engineering expertise, dramatically improves the availability and efficiency of customer networks through automation, analytics, machine learning and material science innovation. Services we provide include: Software as a Service (SaaS) subscription-based monitoring and analytics; critical power engineering design, and installation; critical power system maintenance and replacement; asset lifecycle extension that enable some of the most sophisticated and mission-critical networks in the world.

Upon completion of our proposed acquisition of WaveTech Global Inc, will position our company as a leading end-to-end technology platform company that provides software, services, and solutions that dramatically increase the availability and cost efficiency of global communication solutions and supporting next generation networks. The expansion of our combined business units provides array of solutions and services which address data-center, wireless, and wireline-based networks across the globe.

Our Operating Units

Our company is comprised of the following:

●	AW Solutions. - AW Solutions, Inc., a Florida corporation (April 17, 2006), AW Solutions Puerto Rico, LLC, Puerto Rico limited liability company (March 14, 2011) and Tropical Communications, Inc., a Florida corporation (May 9, 1984), (Collectively known as, “AW Solutions”). We are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. AW Solution’s services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. AW Solutions provides in-field design, Computer Aided Design and Drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments.

●	ADEX - ADEX CORP, a New York corporation (October 29, 1993) and ADEX Puerto Rico, LLC. a Puerto Rico limited liability company (April 17, 2008), (collectively known as “ADEX”). ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

●	T N S - T N S, Inc. an Illinois corporation (July 5, 2002) is a Chicago-based structured cabling and Next-Generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. T N S extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. T N S works both in the US and Internationally.

Results of Operations for the Three Month Periods Ended March 31, 2019 and March 31, 2018

Revenues

Our operating results for the three month periods ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Difference
Revenue	$11,335,732	$4,327,764	$7,007,968
Operating expenses	$11,321,033	$5,071,255	$6,249,778
Other income (expense)	$(1,337,688)	$822,987	$2,160,675)
Net income (loss)	$(1,332,587)	$134,269	$(1,466,856)

Revenue generated during the three months ended March 31, 2019, was $11,335,752 compared to $4,327,764 for the period ended March 31, 2018. During the period ended March 31, 2019, a majority of our revenues and a significant portion of our expenses were generated by our acquired telecommunications division (AW Solutions, Inc.; AW Solutions Puerto Rico, LLC; Tropical Communications, Inc. on April 25, 2017 and ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC., ADEX TELECOM, INC. on February 28, 2018. Our telecommunications division generated $9,360,833 of revenue and our TNS division, which was acquired in January 4, 2019, accounted for $1,974,899 of revenue. During the three months ended March 31, 2018, all of our revenue was generated by our telecommunications division.

Expenses

During the three months ended March 31, 2019, our operating expenses were $11,321,033 compared to operating expenses of $5,071,255 for the three month period ended March 31, 2018. The increase on operating expense is a result of the acquisition of ADEX on February 28, 2018, which consisted of ADEX Corp, ADEX PUERTO RICO LLC, ADEX TOWERS, INC and ADEX TELECOM, INC and the acquisition of TNS, Inc, on January 4, 2019. These expenses include general and administrative costs, all of our corporate costs, as well as costs from our subsidiaries management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting and professional fees, information technology, provisions for recoveries of bad debt and other costs not directly related to performance of our services under customer contracts. We expect these expenses to continue to generally increase as we expand our operations, but expect that such expenses as a percentage of revenue will decrease if we succeed in increasing revenues.

General and administrative costs were $1,044,708 for the three months ended March 31, 2019 compared to $661,298 for the three months ended March 31, 2018. Salaries and wages were $1,358,208 for the three months ended March 31, 2019 compared to $577,604 for the three months ended March 31, 2018. Depreciation and amortization costs were $93,952 for the three months ended March 31, 2019 compared to $47,833 for the three months ended March 31, 2018. Cost of revenues increased from$3,784,520 for the three months ended March 31, 2018 to $8,824,165 for the same period in 2019.

Other Income (Expense)

For the three months ended March 31, 2019, we had other expenses of $(1,337,688) compared to other income of $822,987 for the same period in 2018. The decrease was primarily due to a gain on settlement of debt of $561,963, a gain on extinguishment of preferred stock liability of $287,815 a gain on the change in fair value of derivatives of $806,621, amortization of debt discounts of $654,087 and interest expense of $179,325 during the three months ended March 31, 2018, compared to a gain on settlement of debt of $164,457, a loss on the change in fair value of derivatives of $369,391, amortization of debt discounts of $661,352 and interest expense of $471,412 during the three month period ended March 31, 2019. The increase in interest expense was a result of the higher principal debt balances outstanding in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net Income (Loss)

For the three months ended March 31, 2019, we incurred a net loss of $(1,332,587) compared to a net income of $134,269 for the same period in 2018.

Liquidity and Capital Resources

As of March 31, 2019, our total current assets were $11,215,761 and our total current liabilities were $22,457,802, resulting in a working capital deficit of $11,242,041 compared to a working capital deficit of $8,464,969 as of December 31, 2018.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Statement of Operations Data:

Net Cash Used In Operating Activities	$(544,700)	$(656,590)
Net Cash Used in Investing Activities	$(994,133)	$(182,855)
Net Cash Provided by Financing Activities	$1,885,029	$730,181
Change In Cash	$346,196	28,893

The increase in cash that we experienced in the period ended March 31, 2019, compared to the increase during the period ended March 31, 2018, is primarily due to the acquisition of ADEX and its subsidiaries along with the acquisition of TNS and increased funding requirements for ongoing operating activities. During the period ended March 31, 2019, the repayment of loans payable of $6,147,609 and convertible notes payable of $331,552 was made, and proceeds were received from notes and convertible notes payable of $8,367,190, which created the cash balance as noted above. We expect that our cash position will increase, due to operating profits in the telecommunication division and TNS division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our existing business.

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

As of March 31, we had cash of $996,790, compared to $285,339 as of March 31, 2018. Our cash balance at the beginning of this year was $620,593.

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

We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, as funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $300,000 per annum. As our operations are relatively small we expect that both our technical and accounting expertise will be improved, however our overall financial requirements will only increase. We continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements this past year and will plan to evaluate our internal capabilities as we integrate the business segments to address the sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

a)	On January 14, 2019, the Company issued 100,000 shares of common stock upon the conversion of $9,746 of principal pursuant to the loan described in Note 8(e).

b)	On January 14, 2019, the Company issued 110,742 shares of common stock upon the conversion of $10,000 of principal pursuant to the loan described in Note 8(b).

c)	On January 28, 2019, the Company issued 200,000 shares of common stock upon the conversion of $15,552 of principal pursuant to the loan described in Note 8(e).

d)	On February 1, 2019, the Company issued 2,859,230 shares of common stock to employees and directors of the Company in exchange for services for the Company. The shares vest over periods between 11 and 36 months. During the quarter ended March 31, 2019, the Company recorded $28,270 for the vested portion of the shares, leaving $343,430 of unvested compensation expense to be recognized in future periods

e)	On February 7, 2019, the holder of the assigned note converted $75,000 of the note and $7,499 of interest into 1,071,418 shares of the Company’s common stock.

f)	On February 7, 2019, the Company issued 172,414 shares of common stock upon the conversion of $12,500 of principal pursuant to the loan described in Note 8(b).

g)	On February 11, 2019, the Company issued 317,600 shares of common stock upon the conversion of $24,697 of principal pursuant to the loan described in Note 8(e).

h)	On February 12, 2019, the Company issued 300,000 shares of common stock upon the conversion of $21,750 of principal pursuant to the loan described in Note 8(b).

i)	On February 14, 2019, the Company issued 1,400,000 shares of common stock upon the conversion of $140,000 principal pursuant to the convertible promissory note described in Note 8(m).

j)	On March 7, 2019, the Company issued 576,501 shares of common stock upon the conversion of $39,375 of principal pursuant to the loan described in Note 8( c).

The above issuances of the Company’s securities were not registered under the Securities Act and the Company relied on an exemption from registration provided by rule 506 of Regulation D promulgated under the Securities Act for such issuances.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Exhibit Description
10.1	Employment agreement, dated August 1, 2018, by and between the Company and Roger Ponder

10.2	Employment agreement, dated August 1, 2018, by and between the Company and Keith Hayter

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: May 15, 2019	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer