Form 10-Q
period 2019-06-30
Spectrum Global Solutions, Inc.
filed 2019-08-13
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

32,950,053 common shares issued and outstanding as of August 13, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	June 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Current Assets:
Cash	$606,901	$620,593
Accounts receivable, net of allowances of $504,785 and $502,868, respectively	6,499,760	6,562,182
Contract assets	1,158,985	1,861,895
Prepaid expenses and deposits	56,271	22,682
Total current assets	8,321,917	9,067,352

Property and equipment, net of accumulated depreciation of $1,037,944 and $1,020,959, respectively	101,574	61,257
Goodwill	2,505,615	1,834,856
Customers lists, net of accumulated amortization of $310,943 and $187,299, respectively	2,526,606	850,249
Tradenames, net accumulated amortization of $169,034 and $118,810, respectively	1,336,571	1,086,795
Operating lease right-of-use assets	200,748	-
Other assets	25,637	29,887
Total assets	$15,018,668	$12,930,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$5,993,810	$5,472,108
Contract liabilities	100,795	-
Loans payable, net of debt discount of $149,180 and $257,194, respectively	5,143,048	3,362,078
Loans payable to related parties, net of debt discount of $39,538 and $458,306, respectively	1,303,214	4,372,549
Convertible debentures, net of discount of $320,679 and $1,311,821, respectively	2,364,329	1,058,700
Derivative liability	1,223,675	3,166,886
Warrant liability	100,000	100,000
Operating lease liabilities	202,052	-
Total current liabilities	16,430,923	17,532,321

Commitments and Contingencies

Series A Preferred Stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and outstanding as of June 30, 2019 and December 31, 2018	604,877	604,877
Series B Preferred Stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2019 and December 31, 2018	484,530	484,530
Total mezzanine equity	1,089,407	1,089,407

Stockholders’ Deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 33,571,311 and 7,708,684 issued and 32,950,053 and 7,087,426 outstanding as of June 30, 2019 and December 31, 2018, respectively	335	77
Additional paid-in capital	23,301,970	18,681,390
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(25,601,273)	(24,170,105)
Total stockholders’ deficit	(2,501,662)	(5,691,332)

Total liabilities and stockholders’ deficit	$15,018,668	$12,930,396

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$8,317,402	$10,964,122	$19,653,134	$15,291,886

Operating expenses:
Cost of revenues	7,165,245	9,371,989	15,989,410	13,156,509
Depreciation and amortization	96,901	56,773	190,853	104,606
General and administrative	934,960	1,500,065	1,979,666	2,161,363
Salaries and wages	1,132,685	1,317,904	2,490,893	1,895,508
Total operating expenses	9,329,791	12,246,731	20,650,822	17,317,986

Loss from operations	(1,012,389)	(1,282,609)	(997,688)	(2,026,100)

Other income (expenses):
Gain on settlement of debt	317,820	12,412	482,287	574,375
Amortization of discounts on convertible debentures and loans payable	(455,545)	(887,157)	(1,116,897)	(1,541,244)
Gain (loss) on change in fair value of derivatives	1,840,317	(982,510)	1,470,926	(175,889)
Interest expense	(778,183)	(329,118)	(1,249,595)	(508,443)
Gain on extinguishment of preferred stock liability	-	2,999	-	290,814
Gain on disposal of subsidiaries	-	577,299	-	577,299
Total other income (expense)	924,409	(1,606,075)	(413,279)	(783,088)

Net loss before income taxes	(87,980)	(2,888,684)	(1,410,967)	(2,809,188)

Provision for income taxes	10,601	-	20,201	-

Net loss	(98,581)	(2,888,684)	(1,431,168)	(2,809,188)

Less: net (income) loss attributable to the non-controlling interest	-	(1,344)	-	53,429

Net loss attributable to Spectrum Global Solutions, Inc.	(98,581)	(2,890,028)	(1,431,168)	(2,755,759)

Less: deemed dividend - Series A preferred stock redemption	-	(152,187)	-	(152,187)

Net loss attributable to common shareholders	$(98,581)	$(3,042,215)	$(1,431,168)	$(2,907,946)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders, basic and diluted:	$(0.00)	$(1.90)	$(0.07)	$(1.52)

Weighted average common shares outstanding, basic and diluted	27,064,996	1,599,376	19,500,033	1,911,902

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Expressed in U.S. dollars)

(Unaudited)

	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	7,708,684	$77	$18,681,390	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to RDW Capital, LLC	1,159,657	11	293,154	-	-	-	293,165
Issuance of common stock to Silverback Capital	617,600	6	119,657	-	-	-	119,663
Issuance of common stock to Virtual Capital	1,071,418	11	321,414	-	-	-	321,425
Issuance of common stock to employees pursuant to the conversions of convertible debt	1,400,000	14	307,986	-	-	-	308,000
Shares issued for services	2,869,231	29	471,314	-	-	-	471,343
Net loss for the period	-	-	-	-	-	(1,332,587)	(1,332,587)

Ending balance, March 31, 2019	14,826,590	$148	$20,194,915	$74,742	$(277,436)	$(25,502,692)	$(5,510,323)

Issuance of common stock to RDW Capital, LLC	77,598	-	10,863	-	-	-	10,863
Issuance of common stock to Silverback Capital	200,000	2	26,998	-	-	-	27,000
Issuance of common stock to Virtual Capital	2,899,960	29	377,467	-	-	-	377,496
Issuance of common stock to InterCloud	15,707,163	157	2,104,603	-	-	-	2,104,760
Impact of Dominion Capital beneficial conversion feature	-	-	314,228	-	-	-	314,228
Shares issued for services	-	-	272,895	-	-	-	272,895
Cancellation of shares for services	(140,000)	(1)	1	-	-	-	-
Net loss for the period	-	-	-	-	-	(98,581)	(98,581)

Ending balance, June 30, 2019	33,571,311	$335	$23,301,970	$74,742	$(277,436)	$(25,601,273)	$(2,501,662)

	Common stock		Additional paid-in	Common stock	Treasury	Subscriptions	Mezzanine equity		Accumulated	Non-controlling
	Shares	$	capital	subscribed	stock	receivable	Series A	Series B	deficit	interest	Total
Balances, January 1, 2018	2,115,136	$21	$15,909,612	$74,742	$-	$-	$-	$-	$(22,322,725)	$(88,650)	$(6,427,000)

Issuance of common stock to RDW Capital, LLC	135,474	1	431,328	-	-	-	-	-	-	-	431,329
Issuance of common stock to Dominion Capital LLC	52,800	1	95,039	-	-	-	-	-	-	-	95,040
Warrant issued to acquire non-controlling interest	-	-	(125,744)	-	-	-	-	-	-	(133,254)	(258,998)
Shares issued for services	-	-	312,561	-	-	-	-	-	-	-	312,561
Mezzanine equity - preferred stock	-	-	-	-	-	-	317,767	-	-	-	317,767
Net inomce (loss) for the period	-	-	-	-	-	-	-	-	134,269	(54,773)	79,496

Ending balance, March 31, 2018	2,303,410	$23	$16,622,796	$74,742	$-	$-	$317,767	$-	$(22,188,456)	$(276,677)	$(5,449,805)

Issuance of common stock to RDW Capital, LLC	65,692	1	97,503	-	-	-	-	-	-	-	97,504
Shares issued upon conversion of preferred shares	144,842	1	225,886	-	-	-	(228,755)	-	-	-	(2,868)
Shares issued upon conversion of common shares to preferred	(1,085,000)	(11)	(207,084)		(277,436)	-	-	484,530	-	-	(1)
Shares issued for services	-	-	839,177	-	-	-	-	-	-	-	839,177
Subscriptions receivable	-	-	-	-	-	(222,964)	-	-	-	-	(222,964)
Disposal of subsidiaries	-	-	-	-	-	-	-	-	-	275,333	275,333
Deemed dividend - Series A preferred stock redemption	-	-	-	-	-	-	-	-	(152,187)	-	(152,187)
Net inomce (loss) for the period	-	-	-	-	-	-	-	-	(2,890,028)	1,344	(2,888,684)

Ending balance, June 30, 2018	1,428,944	$14	$17,578,278	$74,742	$(277,436)	$(222,964)	$89,012	$484,530	$(25,230,671)	$-	$(7,504,495)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	For the six months ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,431,168)	$(2,809,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	(1,470,926)	175,889
Amortization of discounts on convertible debentures, loans payable, and loans payable to related parties	1,116,897	1,541,244
Depreciation and amortization	190,853	104,606
Amortization of operating right-of-use assets	68,593	-
Shares issued for services	744,238	1,151,739
Original issue discount	20,000	-
(Gain) loss on settlement of debt	(482,287)	(574,375)
Foreign exchange gain	-	(4,721)
Gain on disposal of subsidiaries	-	(577,299)
Derivative warrants issued for services	-	68,536
Gain on extinguishment of preferred stock liability	-	(290,814)
Changes in operating assets and liabilities:
Accounts receivable	127,588	(1,543,531)
Prepaid expenses and deposits	597,221	28,433
Accounts payable and accrued liabilities	618,431	1,246,778
Other assets	4,250	5,572
Contract assets	702,910	-
Operating lease liabilities	(67,289)	-
Contract liabilities	(872,238)	-
Due to related parties	-	(42,872)
Net cash used in operating activities	(132,927)	(1,520,003)

Cash flows from investing activities:
Net cash paid upon acquisition	(941,593)	(328)
Purchase of equipment	(57,301)	(15,569)
Cash received upon acquisition of subsidiary	-	191,744
Net cash (used in) provided by investing activities	(998,894)	175,847

Cash flows from financing activities:
Repayments of loans payable	(14,521,462)	(1,723,000)
Proceeds from loans payable	16,024,190	1,133,493
Repayments of loans payable to related parties	(95,124)	-
Repayments of convertible debentures	(289,475)	-
Proceeds from related party loans	-	85,000
Proceeds from issuance of convertible debentures	-	2,280,959
Repurchase of preferred shares	-	(280,960)
Net cash used in financing activities	1,118,129	1,495,492

Net (decrease) increase in cash	(13,692)	151,336

Cash, beginning of period	620,593	28,893

Cash, end of period	$606,901	$180,229

Supplemental disclosures of cash flow information:
Cash paid for interest	$271,042	$338,235
Cash paid for income taxes	$106,974	$-

Non-cash investing and financing activities:
Common stock issued for conversion of loans payable	$3,562,374	$178,000
Original issue discounts	$20,000	$496,234
Original debt discount against derivative liability	$189,000	$3,267,959
Net assets acquired in TNS acquisition	$935,834	$-
Convertible note issued in TNS acquisition	$665,000	$-
Third-party payment of third-party debt	$150,000	$-
Addition to principal of convertible debenture due to Barn 11 default	$119,342	$-
Addition to derivative liability due to Barn 11 default	$466,000	$-
Common stock issued to settle accounts payable and debt	$-	$2,640
Net assets acquired in ADEX acquisition	$-	$4,332,577
Goodwill	$-	$331,223
Warrant issued for non-controlling interest	$-	$133,256
Series A preferred stock issued to settle loans payable and accrued interest	$-	$406,560
Preferred stock issued to settle derivative liabilities	$-	$291,064
Debt issuance cost	$-	$247,500

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

June 30, 2019

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

On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s AW Solutions, Inc., AW Solutions Puerto Rico, LLC, and Tropical Communications, Inc. (collectively “AWS” or the “AWS Entities”) subsidiaries. After the acquisition of the AWS Entities, the Company provides professional, multi-service line, telecommunications infrastructure and outsource services to the wireless and wireline industry.

On November 15, 2017, the Company changed its name to “Spectrum Global Solutions, Inc.”

On February 14, 2018, the Company entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to the Company of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by the Company.

On February 6, 2018, the Company entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Stock Purchase Agreement, the Company purchased all of the issued and outstanding capital stock and membership interests of ADEX Corporation, ADEX Puerto Rico LLC, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”). The Company completed the acquisition on February 27, 2018. After the acquisition of the ADEX Entities, the Company provides professional, multi-service line, telecommunications infrastructure, outsource services and staffing solutions to the wireless and wireline industry.

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

On January 4, 2019, the Company entered into a Stock Purchase Agreement with InterCloud. Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc. (“TNS”), an Illinois corporation.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AWS and ADEX businesses have also incurred losses and experienced negative cash flows from operations during their most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2019, the Company had an accumulated deficit of $25,601,273, and a working capital deficit of $8,109,006. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, the AWS Entities, the ADEX Entities (from the date of acquisition, February 27, 2018), and TNS (from the date of acquisition, January 4, 2019). All the subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2019 and December 31, 2018 was $504,785 and $502,868, respectively.

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

Goodwill

Goodwill was generated through the acquisition of AWS, ADEX and TNS as the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the six months ended June 30, 2019.

Intangible Assets

At June 30, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 3-20 years.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the six months ended June 30, 2019.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014 in the amount of $156,711 plus penalties and interest of $119,401 for a total obligation due of $276,112. This tax assessment is included in accrued expenses at June 30, 2019 and December 31, 2018.

Revenue Recognition

Adoption of New Accounting Guidance on Revenue Recognition

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Professional Services	$7,258,586	$7,831,143	$13,193,812	$11,197,712
Construction	1,058,816	3,132,979	6,459,322	4,094,174
Total	$8,317,402	$10,964,122	$19,653,134	$15,291,886

Revenue by contract duration	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Short-term	$109,007	$109,641	$174,437	$152,919
Long-term	8,208,395	10,854,481	19,478,697	15,138,967
Total	$8,317,402	$10,964,122	$19,653,134	$15,291,886

Revenue by contract type	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Unit-price	$-	$2,122,309	$3,158,670	$2,832,671
Fixed-price	$1,058,816	$1,010,670	$3,300,652	$1,261,503
Time-and-materials	7,258,586	7,831,143	13,193,812	11,197,712
Total	$8,317,402	$10,964,122	$19,653,134	$15,291,886

The Company also disaggregates its revenue by operating segment and geographic location (refer to Note 15, Segment Disclosures, for additional information).

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

Contract Assets and Liabilities

Contract assets include unbilled amounts for services performed but not yet billed. These amounts are included in contract assets on the consolidated balance sheets. The Company records unbilled receivables for services performed but not billed. At June 30, 2019 and December 31, 2018, unbilled receivables totaled $1,158,985 and $1,861,895, respectively.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2019 and 2018, respectively, the Company had 41,147,677 and 2,373,127,808 common stock equivalents outstanding.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2019 and 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Recent Accounting Pronouncements

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations

In June 2018, the FASB issued ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company early adopted ASU 2018-07 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2019, four customers accounted for 22%, 21%, 14% and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38%, 29%, 3% and 3%, respectively, of trade accounts receivable as of June 30, 2019. For the six months ended June 30, 2018, four customers accounted for 22%, 21%, 17% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 22%, 16%, 13% and 12%, respectively, of trade accounts receivable as of June 30, 2018.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 96% and 93% of consolidated revenues for the six month periods ended June 30, 2019 and 2018, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 4% and 7% of consolidated revenues for the six month periods ended June 30, 2019 and 2018, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2019 or the year ended December 31, 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018, consisted of the following:

	Total fair value at June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$1,223,675	$-	$-	$1,223,675

	Total fair value at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$3,166,886	$-	$-	$3,166,886

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Refer to Note 9, Derivative Liabilities, for additional information.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2019 and December 31, 2018, the Company had a $1,223,675 and $3,166,886 derivative liability, respectively.

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

The Company has performed a valuation analysis of the fair market value of TNS’ assets and liabilities. The provisional fair value of the purchase consideration issued to the sellers of TNS was allocated to the net tangible assets acquired. We accounted for the acquisition of TNS as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The excess of the aggregate fair value of the net tangible assets has been allocated to an intangible asset, value of customer accounts and the remainder to goodwill. The purchase price allocation was based, in part, on management’s knowledge of TNS’ business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Provisional purchase consideration
$620,000 convertible note	$665,000
Cash	980,000

Total purchase price	$1,645,000

Preliminary allocation of purchase price
Cash	$38,407
Accounts receivable, net	65,166
Prepaid expenses	630,810
Customer lists*	1,800,000
Tradenames*	300,000
Goodwill*	670,759
Accounts payable	(275,331)
Accrued expenses	(611,778)
Contract liabilities	(973,033)

Net assets acquired	$1,645,000

*	The Company is reviewing for potential identifiable intangible assets, which may potentially change the value allocated to intangible assets.

The following table summarizes the Company’s consolidated results of operations for the six months ended June 30, 2019 and the three and six months ended June 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018:

	Six months ended June 30, 2019		Three months ended June 30, 2018		Six months ended June 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$19,653,134	$19,653,134	$10,964,122	$11,538,859	$15,291,886	$19,798,794
Net loss attributable to common shareholders	(1,431,168)	(1,438,722)	(3,042,215)	(3,175,624)	(2,907,946)	(1,930,798)

Earnings per common share, basic and diluted:	(0.07)	(0.07)	(1.90)	(1.99)	(1.52)	(1.01)

4.	Property and Equipment

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Computers and office equipment	$336,749	$329,937
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	-	-
Total	1,183,937	1,126,635

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,037,944)	(1,020,959)

Equipment, net	$101,574	$61,257

During the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $9,967 and $4,839, respectively.

During the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $16,985 and $9,234, respectively.

5.	Intangible Assets

Intangibles assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at June 30, 2019	Net carrying value at December 31, 2018
Customer relationship and lists	$2,837,548	$310,942	$-	$2,526,606	$850,249
Trade names	1,505,605	169,034	-	1,336,571	1,086,795

Total intangible assets	$4,343,153	$479,976	$-	$3,863,177	$1,937,044

During the three months ended June 30, 2019 and 2018, the Company recorded amortization expense of $86,933 and $51,934, respectively.

During the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $173,867 and $95,372, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2019	$173,520
2020	347,387
2021	347,387
2022	347,387
2023	347,387
Thereafter	2,300,109
Total	$3,863,177

6.	Related Party Transactions

Unsecured Amounts Due to InterCloud

As of June 30, 2019 and December 31, 2018, the Company owed $50,577 and $51,889, respectively, to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

Exchange of Shares of Common Stock for Series B Preferred Stock

On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. The Company recorded the fair value of the Series B Preferred Stock of $484,530 as mezzanine equity and reduced common shares and additional paid in capital an equal amount (refer to Note 11, Preferred Stock, for additional information).

InterCloud Related Party Reclassification

During the three months ended June 30, 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud is a related party. The effective date of the reclassification was January 1, 2018.

Loans Payable to Related Parties

As of June 30, 2019 and December 31, 2018, the Company had outstanding the following loans payable to related parties:

	June 30,	December 31,
	2019	2018
Promissory note issued to Roger Ponder, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	$18,858	$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	130,000	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 20, 2020	85,000	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, matures August 20, 2019	80,000	80,000
Convertible promissory note, InterCloud Systems, Inc., 8% interest, unsecured, matured April 27, 2018	-	1,645,625
Convertible promissory note, InterCloud Systems, Inc., 1% interest, unsecured, matures August 16, 2019, net of debt discount of $39,538 and $171,557	754,356	622,392
Convertible promissory note, InterCloud Systems, Inc., 6% interest, unsecured, matured March 27, 2019, net of debt discount of $0 and $286,749	-	1,515,674
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	235,000	275,000
Total	$1,303,214	$4,372,549

Promissory note issued to Roger Ponder, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019

On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued was unsecured, due on November 30, 2018 and bears interest at a rate of 10% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

Promissory note issued to Keith Hayter, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019

On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on November 30, 2018 and bears interest at a rate of 10% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 20, 2020

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

Convertible promissory note, InterCloud Systems, Inc, 8% interest, unsecured, matured April 27, 2018

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

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. On December 15, 2017, February 14, 2018, February 21, 2018, June 7, 2018, January 24, 2019, and March 15, 2019 the holder of the convertible promissory note entered into agreement to sell and assign a total of $105,000, $105,000, $105,000, $39,375, $100,000 and $100,000 of the outstanding principal, respectively to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the total of $354,375 of notes assigned is now equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. Refer to Note 8, Convertible Debentures, for additional information on the assignments.

On May 6, 2019, the remaining principal balance of $1,445,625 was converted into shares of the Company’s common stock through an automatic forced conversion (refer to Note 10, Common Stock, for additional information).

Convertible promissory note, InterCloud Systems, Inc, 1% interest, unsecured, matures August 16, 2019

On February 16, 2018, the Company issued InterCloud a convertible note with a principal amount of $793,894 to settle a contingent liability of $793,894 owed to InterCloud as a result of the acquisition of AWS. The note is due on August 16, 2019 and bears interest at 1% per annum. The note is convertible into common shares of the Company at a conversion price equal to the 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging” (refer to Note 9, Derivative Liabilities, for additional information on embedded conversion features). The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000.

At June 30, 2019, the Company owed $793,894 pursuant to this agreement and will record accretion equal to the debt discount of $39,538 over the remaining term of the note.

Convertible promissory note, InterCloud Systems, Inc, 6% interest, unsecured, matured March 27, 2019

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

On September 26, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $75,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the assigned note bears interest at 5% and the conversion price for the $75,000 of notes assigned is now equal to the lesser 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. On December 3, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $50,000 of the outstanding principal to a third party. The Company accounted for the assignments in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. Refer to Note 8, Convertible Debentures, for additional information on the assignments.

During the six months ended June 30, 2019, the Company repaid $55,124 of principal outstanding.

During the six months ended June 30, 2019, the principal amount was reduced by $295,000 as a result of a working capital adjustment.

On May 6, 2019, the remaining principal balance of $1,452,299 was converted into shares of the Company’s common stock through an automatic forced conversion (refer to Note 10, Common Stock, for additional information).

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

In connection with the acquisition of ADEX from InterCloud, $500,000 of the purchase price was retained by the Company to satisfy any outstanding liabilities of ADEX incurred prior to the closing date.

During the year ended December 31, 2018, the Company repaid $225,000 of this amount. During the six months ended June 30, 2019, the Company repaid $40,000 of this amount.

7.	Loans Payable

As of June 30, 2019 and December 31, 2018, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2019	2018
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180 and $257,194	3,680,896	3,225,821
Loan with WaveTech Global, Inc., interest rate of 12%, matured April 28, 2019	1,325,895	-
Total	$5,143,048	$3,362,078

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of June 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of June 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of June 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of June 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of June 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of June 30, 2019 and December 31, 2018.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of June 30, 2019 and December 31, 2018.

Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020

On October 10, 2018, the Company’s wholly-owned subsidiary, ADEX (the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Heritage Bank of Commerce (the “Lender”). Under the Loan and Security Agreement, the Borrower may borrow an aggregate outstanding amount not to exceed the lesser of up to (i) $5,000,000 or (ii) the Borrowing Base (as defined in the Loan and Security Agreement) through one or more advances through October 10, 2020 (the “Maturity Date”), subject to the Lender’s satisfactory annual review of the Borrower on or around October 10, 2019. On the Maturity Date, all advances must be repaid. The Lender may, in its sole discretion and upon the Borrower’s request, make advances to the Borrower after the Maturity Date subject to the terms and conditions under the Loan and Security Agreement. Part of the proceeds of the initial credit extension of the Loan and Security Agreement were used to pay off borrowings owed to Prestige Capital Corporation described in Note 8, Convertible Debentures.

Interest is payable under the Loan and Security Agreement at a per annum rate equal to the Prime Rate (as defined in the Loan and Security Agreement) plus 2%. The Borrower’s obligations under the Loan and Security Agreement are secured by all assets of the Company. In addition, the Company issued a warrant (the “Warrant”) to the Lender to purchase an amount of shares of the Company’s common stock equal to $150,000 divided by the Warrant Price (as defined in the Warrant) at a price per share equal to 125% of the prior day’s closing price.

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

During the six months ended June 30, 2019, the Company repaid a net amount of $347,061. At June 30, 2019, the Company owed $3,830,076 pursuant to this agreement and will record accretion equal to the debt discount of $149,180 over the remaining term of the note.

Loan with Libertas Funding LLC

On January 4, 2019, the Company, together with its subsidiaries, AWS, ADEX, and TNS (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Libertas Funding LLC, a Connecticut limited liability company (“Libertas”). Under the Financing Agreement, the Financing Parties sold to Libertas future receivables in an aggregate amount equal to $1,460,000 for a purchase price of $1,000,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Libertas $31,602 each week based upon an anticipated 20% of its future receivables until such time as $1,460,000 had been paid, a period Libertas and the Financing Parties estimated to be approximately eleven months. In the event that the Financing Agreement was paid off earlier than eleven months, there was to be a discount to the sum owed. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The Company used the proceeds of the Financing Agreement for the acquisition of TNS, as discussed in Note 3, Acquisition of TNS, Inc.

On February 1, 2019, the Company fully repaid the Financing Agreement. As a result, the amount owed at June 30, 2019 was $0.

Loan with WaveTech Global, Inc., interest rate of 12%, matured April 28, 2019

At June 30, 2019, the Company owed $1,325,895 to WaveTech Global Inc. (“WaveTech Global”) pursuant to the share purchase agreement described in Note 14, Commitments and Contingencies. If the acquisition described does not close, the advance has a term of 60 days and bears interest at 12%.

On July 9, 2019, the share purchase agreement was terminated. As a result, the Company has placed the amount due to WaveTech Global into escrow using cash received from the WaveTech GmbH share purchase agreement (refer to Note 16, Subsequent Events, for additional information).

8.	Convertible Debentures

As of June 30, 2019 and December 31, 2018, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2019	2018
Convertible promissory note, Barn 11, 6% interest, unsecured, matured June 1, 2019, net of debt discount of $0 and $55,000	$619,362	$445,000
Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019, net of debt discount of $0 and $1,009,630	-	240,370
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019, net of debt discount of $0 and $172,570	-	123,176
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2019, net of debt discount of $232,368 and $0	1,338,766	-
Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019, net of debt discount of $10,781 and $24,140	3,731	3,367
Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, January 30, 2020, net of debt discount of $21,915 and $0	94,085	-
Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020, net of debt discount of $55,615 and $0	308,385	-
Convertible promissory note, RDW Capital, February 21, 2018 assignment	-	50,000
Convertible promissory note, RDW Capital, June 7, 2018 assignment	-	39,375
Convertible promissory note, Silverback Capital, December 3, 2018 assignment	-	50,000
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $9,087	-	69,860
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $41,395	-	37,552
Total	$2,364,329	$1,058,700

Convertible promissory note, Barn 11, 6% interest, unsecured, matured June 1, 2019

On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 125,000 shares of common stock of the Company at an exercise price of $1.60 per share to Barn 11. The exercise price of the warrant was to reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock was less than $1.60 on July 31, 2018. The note was due on January 15, 2019, and in February 2019, the maturity date was extended to June 1, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $1 (the “Floor”), unless the note is in default, at which time the Floor terminates.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851.

On June 1, 2019, the Company was in default on the note. As a result of the default, a 15% premium was added to the balance owed, including all accrued interest. Subsequent to the default, the new principal balance of the note is $619,362, with interest now accruing at 18% per annum. Additionally, $466,000 was added to the derivative liability balance in connection with the default.

Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019

On April 23, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the lender a senior secured convertible promissory note in the aggregate principal amount of $1,578,947 for an aggregate purchase price of $1,500,000.

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued interest under the secured note was originally due on October 23, 2019 and was convertible into shares of the Company’s common stock at a fixed conversion price of $1.00. While during the first three months that the secured note is outstanding, only interest payments were due to the lender, beginning in month four, and on each monthly anniversary thereafter until maturity, amortization payments were due for principal and interest due under the secured note. The secured note included customary events of default, including non-payment of the principal or accrued interest due on the secured note. Upon an event of default, all obligations under the secured note would become immediately due and payable.

If the Company issued any common stock or common stock equivalents at an effective price per share less than $1 then the conversion price of the note would be reduced to the lower price. As long as the note was not in default the Company could repay the note at 110% of the outstanding principal amount. If the Company defaulted upon the note it would accrue interest at 18% per annum.

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

On April 17, 2019, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2019” section of this note for additional detail).

Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019

On May 18, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $295,746 for an aggregate purchase price of $280,959.

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note was originally due on May 18, 2019. The secured note was convertible into shares of the Company’s common stock at a fixed conversion price of $1 per share. Interest was payable monthly on the 18th of each month. While interest payments were to be made in cash during the first six months that the secured note was outstanding, beginning in month seven, and on each monthly anniversary thereafter until maturity, the Company had the option to pay interest payments in stock, subject to certain equity conditions being satisfied. Any payment of interest or principal scheduled after December 1, 2018 that was made in cash would be subject to a 5% prepayment premium. Any other prepayment is subject to a 10% premium. The secured note included customary events of default, including non-payment of the principal or accrued interest due on the secured note and cross default to other notes owing to the investor. Upon an event of default, all obligations under the secured note and other notes owing to the investor would become immediately due and payable. In connection with the issuance of the secured note, the Company issued the investor 496,101 shares of Series A Preferred Stock with a fair value of $193,509 which was expensed. The investor was granted a right to participate in future financing transactions of the Company while the secured note remains outstanding.

If the Company issued any common stock or common stock equivalents at an effective price per share less than $1 then the conversion price of the note would be reduced to the lower price. As long as the note is not in default the Company could repay the note at 110% of the outstanding principal amount. If the Company defaulted upon the note it would accrue interest at 18% per annum.

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

On April 17, 2019, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2019” section of this note for additional detail).

Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2019

On April 17, 2019, Dominion Capital exchanged the notes described in the “Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019” and “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019” sections above into a new note (the “Exchange Note”) with a principal amount of $1,571,134. Interest accrues on the new note at 12% per annum. All principal and accrued interest under the Exchange Note is due on October 17, 2020 and is convertible into shares of the Company’s common stock. The conversion price in effect on the date such conversion is effected shall be equal to (i) initially, $0.10 or (ii) on or after the date of the closing of the next public or private offering of equity or equity-linked securities of the Company in which the Company receives gross proceeds in an amount greater than $100,000, one hundred and five percent (105%) of the price of the common stock issuable in the offering. While during the first six months that the Exchange Note is outstanding, only interest payments are due to the holder, beginning in October 2019, and on each monthly anniversary thereafter until maturity, amortization payments are due for principal and interest due under the Exchange Note. The Exchange Note includes customary events of default, including non-payment of the principal or accrued interest due on the Exchange Note. Upon an event of default, all obligations under the Exchange Note will become immediately due and payable. The Holder was granted a right to participate in future financing transactions of the Company while the Exchange Note remains outstanding.

As a result of the beneficial conversion feature associated with the Dominion notes, $314,228 was added to additional paid-in capital during the six months ended June 30, 2019. In connection with the exchange, the Company recorded a loss on settlement of debt of $904,469 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019.

At June 30, 2019, the Company owed $1,571,134 pursuant to this agreement and will record accretion equal to the debt discount of $232,368 over the remaining term of the note.

Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019

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

During the six months ended June 30, 2019, Silverback converted $13,000 of principal into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At June 30, 2019, the Company owed $14,512 pursuant to this agreement and will record accretion equal to the debt discount of $10,781 over the remaining term of the note.

Convertible promissory note issued in connection with the acquisition of TNS, Inc.

On January 4, 2019, as part of the acquisition described in Note 3, Acquisition of TNS, Inc., the Company issued to InterCloud a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”). The interest on the outstanding principal due under the Note accrued at a rate of 6% per annum. All principal and accrued interest under the Note was due January 30, 2020, and was convertible, at any time at InterCloud’s election, into shares of common stock of the Company at a conversion price equal to the greater of 75% of the lowest volume-weighted average price during the 10 trading days immediately preceding the date of conversion and $0.10.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $189,000 resulted in a discount to the note payable of $144,000.

On January 28, 2019, the holder of the convertible promissory note entered into agreement to sell and assign a total of $620,000 of the $620,000 outstanding principal to two third parties, with $186,000 and $434,000 of principal assigned to each party (refer to the “Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, January 30, 2020” and “Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020” sections of this note for further detail). The Company approved and is bound by the assignment and sale agreement.

Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, January 30, 2020

On January 28, 2019, InterCloud assigned $186,000 of the note issued in connection with the acquisition of TNS to Michael Roeske. The note accrues interest at a rate of 6% per annum and has a maturity date of January 30, 2020.

During the six months ended June 30, 2019, Mr. Roeske converted $70,000 of principal of the note into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At June 30, 2019, the Company owed $116,000 pursuant to this agreement and will record accretion equal to the debt discount of $21,915 over the remaining term of the note.

Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020

On January 28, 2019, InterCloud assigned $434,000 of the note issued in connection with the acquisition of TNS to Joel Raven. The note accrues interest at a rate of 6% per annum and has a maturity date of January 30, 2020.

During the six months ended June 30, 2019, Mr. Raven converted $70,000 of principal of the note into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At June 30, 2019, the Company owed $364,000 pursuant to this agreement and will record accretion equal to the debt discount of $55,615 over the remaining term of the note.

Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019

On July 3, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note was due on March 15, 2019. The secured note was convertible into shares of the Company’s common stock at the greater of $0.80 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

The Company was allowed to repay the note at 115% of the outstanding principal amount. If the Company defaulted upon the note it would have accrued interest at 18% per annum.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $23,000 resulted in a discount to the note payable of $23,000.

During the six months ended June 30, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $2,300 in the unaudited condensed consolidated statement of operations.

Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019

On July 31, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note was due on March 15, 2019. The secured note was convertible into shares of the Company’s common stock at the greater of $1 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

The Company was allowed to repay the note at 115% of the outstanding principal amount. If the Company defaulted upon the note it would have accrued interest at 18% per annum.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $103,000 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $28,000.

During the six months ended June 30, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $90,000 in the unaudited condensed consolidated statement of operations.

Assignments of Convertible Related Party Debt to RDW Capital LLC

On February 21, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $105,000 of the outstanding principal to a third party. During the year ended December 31, 2018, $55,000 of the note was converted. During the six months ended June 30, 2019, the remaining $50,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

On June 7, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $39,375 of the outstanding principal to a third party. During the six months ended June 30, 2019, the full $39,375 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

Assignments of Convertible Related Party Debt to Silverback

On September 26, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreement to sell and assign a total of $75,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the assigned note bore interest at 5% and the conversion price for the $75,000 of notes assigned was equal to the lesser 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $8. During the year ended December 31, 2018, the full $75,000 was converted into shares of the Company’s common stock.

On December 3, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $50,000 of the outstanding principal to a third party. During the six months ended June 30, 2019, the full $50,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

Assignments of Convertible Related Party Debt to Virtual Capital

On January 24, 2019 and March 15, 2019, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $200,000 of the outstanding principal to a third party. During the six months ended June 30, 2019, the full $200,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

9.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives.

Upon the issuance of the convertible debentures described in Note 8, Convertible Debentures, the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	June 30,	December 31,
	2019	2018
Balance at the beginning of the period	$3,166,886	$4,749,712
Original discount limited to proceeds of notes	189,000	2,839,369
Conversion of derivative liability	(962,817)	(678,142)
Repayment of convertible note	(164,468)	(310,041)
Change in fair value of embedded conversion option	(1,470,926)	(6,049,473)
Addition to derivative due to default penalty	466,000	-
Derivative issued as part of acquisition	-	302,800
Fair value of derivative liabilities in excess of notes proceeds received	-	2,274,892
Derivative warrants issued for services and to acquire non-controlling interest	-	328,833
Derivative liability settled through the issuance of preferred stock	-	(291,064)
Balance at the end of the period	$1,223,675	$3,166,886

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At issuance	204%	2.57%	0%	1.07
At December 31, 2018	172 - 381%	2.45 - 2.63%	0%	0.04 - 2.78
At June 30, 2019	181 - 415%	1.75 - 2.46%	0%	0.25 - 2.28

10.	Common Stock

Authorized Shares

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001.

Treasury Stock

The Company holds 621,258 common shares in treasury at a cost of $277,436.

Issuance of Shares Pursuant to RDW Capital LLC Convertible Debentures

On January 14, 2019, the Company issued 110,742 shares of common stock to RDW Capital LLC upon the conversion of $10,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On February 7, 2019, the Company issued 172,414 shares of common stock to RDW Capital LLC upon the conversion of $12,500 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On February 12, 2019, the Company issued 300,000 shares of common stock to RDW Capital LLC upon the conversion of $21,750 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On March 7, 2019, the Company issued 576,501 shares of common stock to RDW Capital LLC upon the conversion of $39,375 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 21, 2019, the Company issued 77,598 shares of common stock to RDW Capital LLC upon the conversion of $5,750 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Silverback Capital Convertible Debentures

On January 14, 2019, the Company issued 100,000 shares of common stock to Silverback Capital upon the conversion of $9,746 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On January 28, 2019, the Company issued 200,000 shares of common stock to Silverback Capital upon the conversion of $15,552 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On February 11, 2019, the Company issued 317,600 shares of common stock to Silverback Capital upon the conversion of $24,697 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 17, 2019, the Company issued 200,000 shares of common stock to Silverback Capital upon the conversion of $13,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Virtual Capital Convertible Debentures

On February 7, 2019, the Company issued 1,071,418 shares of common stock to Virtual Capital upon the conversion of $75,000 of principal and $7,499 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 1, 2019, the Company issued 1,400,000 shares of common stock to Virtual Capital upon the conversion of $70,000 of principal and $6,930 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 25, 2019, the Company issued 1,499,960 shares of common stock to Virtual Capital upon the conversion of $55,000 of principal and $19,998 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to InterCloud Convertible Debentures

On May 6, 2019, the Company issued 15,707,163 shares of common stock to InterCloud upon the conversion of $2,897,924 of principal pursuant to the convertible debentures described in Note 6, Related Party Transactions.

Issuance of Shares Pursuant to Employee Convertible Debentures

On February 14, 2019, the Company issued 1,400,000 shares of common stock to employees of the Company upon the conversion of $140,000 principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares for Services

On February 1, 2019, the Company issued 2,869,231 shares of common stock to employees and directors of the Company in exchange for services for the Company.

Cancellation of Shares for Services

On April 12, 2019, the Company cancelled 90,000 shares of common stock issued to former employees for services.

On May 22, 2019, the Company cancelled 30,000 shares of common stock issued to former employees for services.

On June 18, 2019, the Company cancelled 20,000 shares of common stock issued to former employees for services.

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series A Preferred Shares as temporary equity or “mezzanine.”

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series B Preferred Shares as temporary equity or “mezzanine.”

12.	Share Purchase Warrants

The following table summarizes the activity of share purchase warrants for the six months ended June 30, 2019:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2018	1,715,177	$2.14
Issued	284,717	1.20
Expired	(60,000)	0.32
Balance at March 31, 2019	1,939,894	$1.96

Issued	731,938	1.20
Expired	(20,375)	74.00
Balance at June 30, 2019	2,651,457	$1.27

As of June 30, 2019, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance Date	Expiry date
200,000		0.0001	9/10/2018	9/10/2019
137,500		5.10	4/28/2017	4/28/2020
500,000		1.00	5/17/2018	5/17/2020
250,000		0.10	6/27/2017	6/27/2020
1,318,003	*	1.20	2/14/2018	2/13/2021
125,000		1.60	2/21/2018	2/21/2021
113,955		1.08	10/10/2018	10/10/2021
2,644,458

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At June 30, 2019, it is 4% of the 32,950,053 shares outstanding as of that date.

13.	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $269,341 and $269,341 respectively, as of January 1, 2019. During the six months ended June 30, 2019, non-cash right of use assets recorded in exchange for non-cash operating lease liabilities was $269,341. The Company leases certain office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2019:

June 30,
2019
Operating lease assets	$200,748

Operating lease liabilities:
Current operating lease liabilities	202,052
Total operating lease liabilities	$202,052

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2019, the Company recognized operating lease expense of $58,347 and $106,542, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2019, short-term lease costs were $65,256 and $143,290, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $57,909 and $105,218, respectively, for the three and six months ended June 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. During the three and six months ended June 30, 2019, the Company reduced its operating lease liabilities by $31,139 and $67,289, respectively, for cash paid.

The operating lease liabilities as of June 30, 2019 reflect a weighted average discount rate of 48%. Lease payments over the next five years and thereafter are as follows:

Year ending December 31,
2019	$115,818
2020	88,431
2021	61,372
2022	63,214
2023	21,330
Thereafter	-
Total lease payments	350,165
Less: imputed interest	(148,113)
Total	$202,052

14.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet.

WaveTech Global

On February 4, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with WaveTech Global, a Delaware corporation, and the stockholders of WaveTech Global.

The merger of WaveTech Global into the Company was to be effected through a sale and exchange of shares and cash. Pursuant to the Purchase Agreement, in exchange for cash consideration and shares of common stock of the Company, the Company was to acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech Global. Upon the consummation of the transactions contemplated by the Purchase Agreement (the “Transactions”), WaveTech Global was to become the majority controlling shareholder of the Company.

The consummation of the Transactions was also subject to the satisfaction or waiver (if permitted by law) of certain closing conditions, including, among other things, (i) the accuracy of the representations and warranties of the parties in all material respects, (ii) the performance of and compliance with the covenants of the parties in all material respects, (iii) receipt of certain regulatory approvals, (iv) approval by holders of a majority of WaveTech Global’s common stock outstanding and entitled to vote and (v) consolidation of certain subsidiaries and affiliated entities of WaveTech Global into WaveTech Global.

The parties were required to use commercially reasonable efforts to cause to be taken and to do or cause to be done all actions and things as were necessary under the terms of the Purchase Agreement or under applicable law, in order to consummate the Transactions. The parties were also required to, among other things, cooperate in all respects with each other in connection with any filing or submission to any governmental authority in connection with the Transactions.

The Purchase Agreement also contained certain termination rights for both the Company and WaveTech Global, including that the Company or WaveTech Global could terminate the Purchase Agreement if the Transactions were not consummated on or prior to February 28, 2019.

Upon consummation of the Transactions, the Company intended to rebrand itself under the WaveTech Global name, file for a name change to WaveTech Global Inc. and apply for an up-listing to the NASDAQ exchange, subject to filing and approval by NASDAQ and FINRA.

The Company’s board of directors was to expand to include three new board members from WaveTech Global.

On July 9, 2019, the Purchase Agreement was terminated (refer to Note 16, Subsequent Events, for additional information).

15.	Segment Disclosures

During the six months ended June 30, 2019, the Company had two operating segments including:

●	AWS/ADEX/TNS, which is comprised of the AWS Entities, the ADEX Entities, and TNS.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

During the six months ended June 30, 2018, the Company had two operating segments including:

●	AWS/ADEX, which was comprised of the AWS Entities and the ADEX Entities.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the SGS reporting segment in one geographical area (the United States) and the AWS/ADEX/TNS operating segment in two geographical areas (the United States and Puerto Rico).

Financial statement information by operating segment for the three and six months ended June 30, 2019 is presented below:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Spectrum Global	AWS/ADEX/TNS	Total	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$8,317,402	$8,317,402	$-	$19,653,134	$19,653,134
Operating (loss) income	(764,297)	(248,092)	(1,012,389)	(1,719,265)	721,577	(997,688)
Interest expense	697,829	80,354	778,183	1,097,384	152,211	1,249,595
Depreciation and amortization	-	96,901	96,901	-	190,853	190,853
Total assets as of June 30, 2019	19,830	14,998,838	15,018,668	19,830	14,998,838	15,018,668

Geographic information for the three and six months ended and as of June 30, 2019 is presented below:

	Revenues
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Long-lived Assets as of June 30, 2019

Puerto Rico	$388,115	$711,229	$2,941
United States	7,929,287	18,941,905	6,693,810
Consolidated total	8,317,402	19,653,134	6,696,751

Financial statement information by operating segment for the three and six months ended June 30, 2018 is presented below:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Spectrum Global	AWS/ADEX	Total	Spectrum Global	AWS/ADEX	Total

Net sales	$-	$10,964,122	$10,964,122	$-	$15,291,886	$15,291,886
Operating (loss) income	(1,518,455)	235,846	(1,282,609)	(2,184,704)	158,604	(2,026,100)
Interest expense	178,818	150,300	329,118	286,712	221,731	508,443
Depreciation and amortization	-	56,773	56,773	-	104,606	104,606
Total assets as of December 31, 2018	99,835	12,830,561	12,930,396	99,835	12,830,561	12,930,396

Geographic information for the six months ended June 30, 2018 and as of December 31, 2018 is presented below:

	Revenues
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Long-lived Assets as of December 31, 2018

Puerto Rico	$545,838	$1,012,462	$3,657
United States	10,418,284	14,279,424	3,859,387
Consolidated total	10,964,122	15,291,886	3,863,044

16.	Subsequent Events

Termination of WaveTech Global Purchase Agreement

On July 9, 2019, the Company terminated the Purchase Agreement with WaveTech Global.

WaveTech GmbH Share Purchase Agreement

On July 15, 2019, the Company entered into a Share Purchase Agreement with WaveTech GmbH, a German corporation.

The merger of WaveTech GmbH into the Company shall be effected through a sale and exchange of shares and cash. Pursuant to the Share Purchase Agreement, in exchange for shares of common stock of the Company, the Company will acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech GmbH. The Company will also receive $3,000,000 in cash at or before consummation of the transactions contemplated by the Share Purchase Agreement (the “Transactions”). Upon consummation of the Transactions, the current WaveTech GmbH shareholders will beneficially own a majority of the outstanding shares of the Company.

The consummation of the Transactions is also subject to the satisfaction or waiver (if permitted by law) of certain closing conditions, including, among other things, (i) the accuracy of the representations and warranties of the parties in all material respects and (ii) the performance of and compliance with the covenants of the parties in all material respects.

The parties are required to use commercially reasonable efforts to cause to be taken and to do or cause to be done all actions and things as are necessary under the terms of the Share Purchase Agreement or under applicable law, in order to consummate the Transactions. The parties are also required to, among other things, cooperate in all respects with each other in connection with any filing or submission to any governmental authority in connection with the Transactions.

The Share Purchase Agreement also contains certain termination rights for both the Company and WaveTech GmbH, including that the Company or WaveTech GmbH may terminate the Share Purchase Agreement if WaveTech GmbH has not obtained executed Assignment Agreements from its shareholders holding an aggregate of (i) fifty one percent (51%) of the issued and outstanding shares of WaveTech GmbH by the date that is ninety (90) days following the date of the Purchase Agreement and (ii) ninety percent (90%) of the issued and outstanding shares of WaveTech GmbH by March 31, 2020.

Upon consummation of the Transactions, the Company’s board of directors will expand to include two new board members from WaveTech GmbH.

As of the date of this report, the Company has received $1,664,106 in cash from WaveTech GmbH. Of that amount, $1,325,895 is in escrow to satisfy the amounts outstanding to WaveTech Global for the loan payable discussed in Note 7, Loans Payable.

GS Capital Partners LLC 8% Convertible Note

On August 7, 2019, the Company entered into a convertible promissory note with GS Capital Partners LLC in the principal amount of $123,000, with an original issue discount of $5,000. The note accrues interest at the rate of 8% per annum and matures on August 2, 2020. The note is convertible at 71% of the average of the three lowest VWAPs for the twelve (12) prior trading days including the date upon which a notice of conversion is received by the Company. The conversion price has a floor of $0.01 per share, which is removed and eliminated in an event of default or if the Company has a closing price of less than $0.013 per share.

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

Our telecommunications services are supported by our subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC, and Tropical Communications, Inc. (collectively “AWS” or the “AWS Entities”), ADEX Corporation, ADEX Puerto Rico LLC, ADEX Towers, Inc. and ADEX Telecom, Inc. (acquired February 27, 2018) (collectively “ADEX” or the “ADEX Entities”), and TNS, Inc. (acquired January 4, 2019) (“TNS”). The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear master service agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEMs) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband multiple-system operators (“MSOs”) and OEMs. On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. TNS is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the U.S. and internationally.

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

Our proposed acquisition of WaveTech GmbH, upon completion, will position our company as a leading end-to-end technology platform company that provides software, services, and solutions that dramatically increase the availability and cost efficiency of global communication solutions and supporting next generation networks. The expansion of our combined business units provides array of solutions and services which address data-center, wireless, and wireline-based networks across the globe.

Our Operating Units

Our company is comprised of the following:

●	The AWS Entities. The AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments.

●	The ADEX Entities. The ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration.

●	TNS. TNS is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the U.S. and internationally.

Results of Operations for the Three Month Periods Ended June 30, 2019 and June 30, 2018

Revenues

Our operating results for the three month periods ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018	Difference

Revenue	$8,317,402	$10,964,122	$(2,646,720)
Operating expenses	9,329,791	12,246,731	(2,916,940)
Other income (expense)	924,409	(1,606,075)	2,530,484
Provision for income taxes	(10,601)	-	(10,601)
Net loss	(98,581)	(2,888,684)	2,790,103

Revenue generated during the three months ended June 30, 2019 was $8,317,402, compared to $10,964,122 during the same period ended of 2018. This decrease of $2,646,720 is primarily related to a decrease in sales by AWS due to decreased sales from a major customer. The decrease was partially offset by sales from TNS, which was acquired on January 4, 2019.

Expenses

During the three months ended June 30, 2019, our operating expenses were $9,239,791, compared to operating expenses of $12,246,731 for the same period of 2018. The decrease is primarily related to a $2,206,744 decrease in cost of revenues as a result of a decrease in sales as discussed above. Additionally, general and administrative expenses decreased $565,105 due to a decrease in legal fees and stock compensation expense.

Other Income (Expense)

For the three months ended June 30, 2019, we had other income of $924,409 compared to other expenses of $1,606,075 the same period in 2018. The increase was primarily due to a gain on change in fair value of derivatives of $1,840,317 for the three months ended June 30, 2019, compared to a loss of $982,510 for the same period of 2018. Additionally, there was an increase in gain on settlement of debt of $305,408 and a decrease in amortization of discounts on convertible debentures and loans payable of $431,612. The increase was partially offset by an increase in interest expense of $449,065 and a decrease in gain on disposal of subsidiaries of $577,299.

Net Loss

For the three months ended June 30, 2019, we incurred a net loss of $95,581, compared to a net loss of $2,888,684 for the same period in 2018.

Results of Operations for the Six Month Periods Ended June 30, 2019 and June 30, 2018

Revenues

Our operating results for the six month periods ended June 30, 2019 and 2018 are summarized as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018	Difference

Revenue	$19,653,134	$15,291,886	$4,361,248
Operating expenses	20,650,822	17,317,986	3,332,836
Other income (expense)	(413,279)	(783,088)	369,809
Provision for income taxes	(20,201)	-	(20,201)
Net loss	(1,431,168)	(2,809,188)	1,378,020

Revenue generated during the six months ended June 30, 2019 was $19,653,134, compared to $15,291,886 during the same period of 2018. This increase was primarily due to the January 4, 2019 acquisition of TNS. Additionally, ADEX, which was acquired on February 28, 2018, had a full six months of operations during the six months ended June 30, 2019.

Expenses

During the six months ended June 30, 2019, our operating expenses were $20,650,822, compared to operating expenses of $17,317,986 for the same period of 2018. The increase is primarily related to a $2,832,901 increase in cost of revenues as a result of the increase in sales discussed above. Additionally, salaries and wages increased $595,385 due to the acquisitions of ADEX and TNS.

Other Expense

For the six months ended June 30, 2019, we had other expenses of $413,279 compared to other expenses of $783,088 the same period in 2018. The decrease was primarily due to a gain on change in fair value of derivatives of $1,470,926 for the six months ended June 30, 2019, compared to a loss of $175,889 for the same period of 2018. Additionally, there was a decrease in amortization of discounts on convertible debentures and loans payable of $424,347. The decrease was partially offset by an increase in interest expense of $741,152, a decrease in gain on disposal of subsidiaries of $577,299, a decrease in gain on extinguishment of preferred stock liability of $290,814, and a decrease in gain on settlement of debt of $92,088.

Net Loss

For the six months ended June 30, 2019, we incurred a net loss of $1,431,168, compared to a net loss of $2,809,188 for the same period in 2018.

Liquidity and Capital Resources

As of June 30, 2019, our total current assets were $8,321,917 and our total current liabilities were $16,430,923, resulting in a working capital deficit of $8,109,006, compared to a working capital deficit of $8,464,969 as of December 31, 2018.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Six months ended June 30,
(dollars amounts in thousands)	2019	2018

Net cash provided by (used in) operating activities	$(132,927)	$(1,520,003)
Net cash provided by investing activities	$(998,894)	$175,847
Net cash provided by (used in) financing activities	$1,118,129	$1,495,492
Change in cash	$(13,692)	$151,336

The decrease in cash that we experienced in the six months ended June 30, 2019, compared to the increase during the six months ended June 30, 2018, is primarily due to the acquisition of TNS and increased funding requirements for ongoing operating activities. During the six months ended June 30, 2019, net cash paid upon acquisition was $941,593. We expect that our cash position will increase, due to operating profits in the telecommunication division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

As of June 30, 2019, we had cash of $606,901 compared to $620,593 as of December 31, 2018.

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

Due to the fact that our internal accounting staff is currently small, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are party to litigation currently pending in the Federal District Court for the Southern District of New York, captioned as WaveTech Global, Inc. v. Spectrum Global Solutions, Inc., 19-cv-06485, which arises from a contemplated merger transaction that did not close. The litigation is in its early stages, as we have yet to respond to the complaint. We intend to vigorously assert our claims and defenses as the litigation proceeds.

With the exception of the pending litigation discussed above, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended June 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On April 1, 2019, we issued 1,400,000 shares of our common stock to Virtual Capital upon the conversion of $70,000 of principal and $6,930 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures, of Part I, Financial Information.

On April 25, 2019, we issued 1,499,960 shares of our common stock to Virtual Capital upon the conversion of $55,000 of principal and $19,998 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures, of Part I, Financial Information.

On May 6, 2019, we issued 15,707,163 shares of our common stock to InterCloud upon the conversion of $3,192,924 of principal pursuant to the convertible debenture described in Note 6, Related Party Transactions, of Part I, Financial Information.

On May 17, 2019, we issued 200,000 shares of our common stock to Silverback Capital upon the conversion of $13,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures, of Part I, Financial Information.

On May 21, 2019, we issued 77,598 shares of our common stock to RDW Capital LLC upon the conversion of $5,750 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures, of Part I, Financial Information.

The above issuances of our securities were not registered under the Securities Act and the Company relied on an exemption from registration provided by rule 506 of Regulation D promulgated under the Securities Act for such issuances.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: August 13, 2019	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer