Form 10-Q
period 2019-09-30
Spectrum Global Solutions, Inc.
filed 2019-11-19
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

58,136,841 common shares issued and outstanding as of November 19, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

(Expressed in U.S. dollars)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$262,678	$620,593
Accounts receivable, net of allowances of $504,785 and $502,868, respectively	5,891,400	6,562,182
Contract assets	241,069	1,861,895
Escrow	1,325,895	-
Prepaid expenses and deposits	53,764	22,682
Total current assets	7,774,806	9,067,352

Property and equipment, net of accumulated depreciation of $1,048,292 and $1,020,959, respectively	98,986	61,257
Goodwill	2,505,615	1,834,856
Customer lists, net of accumulated amortization of $372,764 and $187,299, respectively	2,464,784	850,249
Tradenames, net accumulated amortization of $194,146 and $118,810, respectively	1,311,459	1,086,795
Operating lease right-of-use assets	209,767	-
Other assets	25,637	29,887
Total assets	$14,391,054	$12,930,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$4,720,310	$5,472,108
Contract liabilities	247,766	-
Loans payable, net of debt discount of $211,183 and $257,194, respectively	6,482,640	3,362,078
Loans payable to related parties, net of debt discount of $0 and $458,306, respectively	701,258	4,372,549
Convertible debentures, net of discount of $286,028 and $1,311,821, respectively	2,533,510	1,058,700
Derivative liability	475,892	3,166,886
Warrant liability	100,000	100,000
Operating lease liabilities	214,283	-
Total current liabilities	15,475,659	17,532,321

Commitments and Contingencies

Series A Preferred Stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 859,427 and 899,427 outstanding as of September 30, 2019 and December 31, 2018, respectively	1,044,343	604,877
Series B Preferred Stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2019 and December 31, 2018	484,530	484,530
Total mezzanine equity	1,528,873	1,089,407

Stockholders’ Deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 57,216,447 and 7,708,684 issued and 56,595,189 and 7,087,426 outstanding as of September 30, 2019 and December 31, 2018, respectively	572	77
Additional paid-in capital	24,952,439	18,681,390
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(27,363,795)	(24,170,105)
Total stockholders’ deficit	(2,613,478)	(5,691,332)

Total liabilities and stockholders’ deficit	$14,391,054	$12,930,396

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Expressed in U.S. dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$7,505,937	$9,671,990	$27,159,071	$24,963,876

Operating expenses:
Cost of revenues	6,160,847	8,067,227	22,150,257	21,223,736
Depreciation and amortization	97,281	56,874	288,134	161,480
General and administrative	1,217,116	1,248,441	3,196,782	3,409,804
Salaries and wages	1,182,640	606,900	3,673,533	2,502,408
Total operating expenses	8,657,884	9,979,442	29,308,706	27,297,428

Loss from operations	(1,151,947)	(307,452)	(2,149,635)	(2,333,552)

Other (expenses) income:
(Loss) gain on settlement of debt	(196,674)	202,000	285,613	776,375
Amortization of discounts on convertible debentures and loans payable	(124,867)	(516,500)	(1,241,764)	(2,057,744)
Gain on change in fair value of derivatives	453,711	1,304,531	1,924,637	1,128,642
Interest expense	(242,552)	(268,094)	(1,492,147)	(776,537)
Foreign exchange gain (loss)	(10,022)	-	(10,022)	-
Gain on extinguishment of preferred stock liability	-	-	-	290,814
Gain on disposal of subsidiaries	-	-	-	577,299
Total other (expense) income	(120,404)	721,937	(533,683)	(61,151)

Net (loss) income before income taxes	(1,272,351)	414,485	(2,683,318)	(2,394,703)

Provision for income taxes	2,099	-	22,300	-

Net (loss) income	(1,274,450)	414,485	(2,705,618)	(2,394,703)

Less: net loss attributable to the non-controlling interest	-	-	-	53,429

Net loss attributable to Spectrum Global Solutions, Inc.	(1,274,450)	414,485	(2,705,618)	(2,341,274)

Less: deemed dividend - Series A preferred stock modification	(488,072)	-	(488,072)	(152,187)

Net (loss) income attributable to common shareholders	$(1,762,522)	$414,485	$(3,193,690)	$(2,493,461)

Net (loss) income per share attributable to Spectrum Global Solutions, Inc. common shareholders:
Basic	$(0.04)	$0.27	$(0.12)	$(1.44)
Diluted	$(0.04)	$0.04	$(0.12)	$(1.44)

Weighted average common shares outstanding:
Basic	44,739,064	1,557,763	27,554,495	1,737,473
Diluted	44,739,064	14,668,805	27,554,495	1,737,473

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Expressed in U.S. dollars)

(Unaudited)

	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	7,708,684	$77	$18,681,390	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to RDW Capital, LLC	1,159,657	11	293,154	-	-	-	293,165
Issuance of common stock to Silverback Capital	617,600	6	119,657	-	-	-	119,663
Issuance of common stock to Virtual Capital	1,071,418	11	321,414	-	-	-	321,425
Issuance of common stock to employees pursuant to the conversions of convertible debt	1,400,000	14	307,986	-	-	-	308,000
Shares issued for services	2,869,231	29	471,314	-	-	-	471,343
Net loss for the period	-	-	-	-	-	(1,332,587)	(1,332,587)

Ending balance, March 31, 2019	14,826,590	$148	$20,194,915	$74,742	$(277,436)	$(25,502,692)	$(5,510,323)

Issuance of common stock to RDW Capital, LLC	77,598	-	10,863	-	-	-	10,863
Issuance of common stock to Silverback Capital	200,000	2	26,998	-	-	-	27,000
Issuance of common stock to Virtual Capital	2,899,960	29	377,467	-	-	-	377,496
Issuance of common stock to InterCloud	15,707,163	157	2,104,603	-	-	-	2,104,760
Impact of Dominion Capital beneficial conversion feature	-	-	314,228	-	-	-	314,228
Shares issued for services	-	-	272,895	-	-	-	272,895
Cancellation of shares for services	(140,000)	(1)	1	-	-	-	-
Net loss for the period	-	-	-	-	-	(98,581)	(98,581)

Ending balance, June 30, 2019	33,571,311	$335	$23,301,970	$74,742	$(277,436)	$(25,601,273)	$(2,501,662)

Issuance of common stock to Dominion Capital	597,047	6	24,297	-	-	-	24,303
Issuance of common stock to M2B Funding	666,668	7	24,297	-	-	-	24,304
Issuance of common stock to InterCloud	20,598,088	206	1,276,875	-	-	-	1,277,081
Issuance of common stock to Silverback	950,000	10	41,421	-	-	-	41,431
Issuance of common stock to MZ Group for services	833,333	8	37,492	-	-	-	37,500
Shares issued for services	-	-	246,087	-	-	-	246,087
Deemed dividend - Series A preferred stock modification	-	-	-	-	-	(488,072)	(488,072)
Net loss for the period	-	-	-	-	-	(1,274,450)	(1,274,450)

Ending balance, September 30, 2019	57,216,447	$572	$24,952,439	$74,742	$(277,436)	$(27,363,795)	$(2,613,478)

	Common stock		Additional paid-in	Common stock	Treasury	Subscriptions	Accumulated	Non-controlling
	Shares	$	capital	subscribed	stock	receivable	deficit	interest	Total
Balances, January 1, 2018	2,115,136	$21	$15,909,612	$74,742	$-	$-	$(22,322,725)	$(88,650)	$(6,427,000)

Issuance of common stock to RDW Capital, LLC	135,474	1	431,328	-	-	-	-	-	431,329
Issuance of common stock to Dominion Capital LLC	52,800	1	95,039	-	-	-	-	-	95,040
Warrant issued to acquire non-controlling interest	-	-	(125,744)	-	-	-	-	(133,254)	(258,998)
Shares issued for services	-	-	312,561	-	-	-	-	-	312,561
Net income (loss) for the period	-	-	-	-	-	-	134,269	(54,773)	79,496

Ending balance, March 31, 2018	2,303,410	$23	$16,622,796	$74,742	$-	$-	$(22,188,456)	$(276,677)	$(5,767,572)

Issuance of common stock to RDW Capital, LLC	65,692	1	97,503	-	-	-	-	-	97,504
Shares issued upon conversion of preferred shares	144,842	1	225,886	-	-	-	-	-	225,887
Shares issued upon conversion of common shares to preferred	(1,085,000)	(11)	(207,084)		(277,436)	-	-	-	(484,531)
Shares issued for services	-	-	839,177	-	-	-	-	-	839,177
Subscriptions receivable	-	-	-	-	-	(222,964)	-	-	(222,964)
Disposal of subsidiaries	-	-	-	-	-	-	-	275,333	275,333
Deemed dividend - Series A preferred stock modification	-	-	-	-	-	-	(152,187)	-	(152,187)
Net (loss) income for the period	-	-	-	-	-	-	(2,890,028)	1,344	(2,888,684)

Ending balance, June 30, 2018	1,428,944	$14	$17,578,278	$74,742	$(277,436)	$(222,964)	$(25,230,671)	$-	$(8,078,037)

Issuance of common stock to RDW Capital, LLC	78,048	1	91,704	-	-	-	-	-	91,705
Issuance of common stock to Silverback Capital	30,000	-	19,500	-	-	-	-	-	19,500
Shares issued upon conversion of preferred shares	50,286	1	(1)	-	-	-	-	-	-
Pryor Cashman warrant for services	-	-	276,428	-	-	-	-	-	276,428
Shares issued for services	5,010,000	50	19,466	-	-	-	-	-	19,516
Post stock-split adjustment	287	-	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	414,485	-	414,485

Ending balance, September 30, 2018	6,597,565	$66	$17,985,375	$74,742	$(277,436)	$(222,964)	$(24,816,186)	$-	$(7,256,403)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Expressed in U.S. dollars)

(Unaudited)

	For the nine months ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,705,618)	$(2,394,703)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of derivative liability	(1,924,637)	(1,128,642)
Amortization of discounts on convertible debentures, loans payable, and loans payable to related parties	1,241,764	2,057,744
Depreciation and amortization	288,134	161,480
Amortization of operating right-of-use assets	106,833	-
Shares issued for services	1,027,825	1,447,683
Gain on settlement of debt	(285,613)	(776,375)
Foreign exchange loss (gain)	10,022	(4,721)
Gain on disposal of subsidiaries	-	(577,299)
Derivative warrants issued for services	-	68,536
Gain on extinguishment of preferred stock liability	-	(290,814)
Changes in operating assets and liabilities:
Accounts receivable	735,948	(1,406,100)
Prepaid expenses and deposits	599,728	24,808
Accounts payable and accrued liabilities	(615,606)	1,156,652
Other assets	4,250	3,595
Contract assets	1,620,826	-
Operating lease liabilities	(55,058)	-
Contract liabilities	(725,267)	-
Due to related parties	-	(42,872)
Net cash used in operating activities	(676,469)	(1,701,028)

Cash flows from investing activities:
Net cash paid upon acquisition	(941,593)	(328)
Purchase of equipment	(65,060)	(15,415)
Cash received upon acquisition of subsidiary	-	191,744
Net cash (used in) provided by investing activities	(1,006,653)	176,001

Cash flows from financing activities:
Proceeds from loans payable	22,974,878	302,500
Repayments of loans payable	(22,827,367)	(1,723,000)
Proceeds from loans payable to related parties	170,000	165,000
Repayments of loans payable to related parties	(112,724)	-
Proceeds from convertible debentures	84,000	2,430,959
Repayments of convertible debentures	(289,475)	(131,579)
Cash received to fund escrow account	1,325,895	-
Proceeds from factoring agreement	-	1,034,294
Repurchase of preferred shares	-	(280,960)
Net cash provided by financing activities	1,325,207	1,797,214

Net (decrease) increase in cash	(357,915)	272,187

Cash, beginning of period	620,593	28,893

Cash, end of period	$262,678	$301,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$322,889	$357,986
Cash paid for income taxes	$106,974	$-

Non-cash investing and financing activities:
Common stock issued for conversion of loans payable	$4,880,886	$232,833
Common stock issued for conversion of Series A preferred stock	$48,606	$-
Original issue discounts	$20,000	$751,630
Original debt discount against derivative liability	$189,000	$3,365,959
Net assets acquired in TNS acquisition	$1,645,000	$-
Convertible note issued in TNS acquisition	$665,000	$-
Third-party payment of third-party debt	$150,000	$-
Addition to principal of convertible debenture due to Barn 11 default	$119,342	$-
Addition to derivative liability due to Barn 11 default	$466,000	$-
Deemed dividend - Series A preferred stock modification	$488,072	$152,187
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$316,599	$-
Convertible notes issued to settle contingent liability	$-	$793,893
Common stock issued to settle accounts payable and debt	$-	$2,640
Net assets acquired in ADEX acquisition	$-	$4,332,577
Goodwill from ADEX acquisition	$-	$331,223
Warrant issued for non-controlling interest	$-	$133,256
Series A preferred stock issued to settle loans payable and accrued interest	$-	$406,560
Preferred stock issued to settle derivative liabilities	$-	$291,064

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

September 30, 2019

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

During September 2019, the Company formed ADEX Canada, which is included in the ADEX Entities.

On November 14, 2019, the Company closed on its acquisition of WaveTech GmbH (refer to Note 17, Subsequent Events, for additional detail).

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AWS and ADEX businesses have also incurred losses and experienced negative cash flows from operations during their most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2019, the Company had an accumulated deficit of $27,363,795, and a working capital deficit of $7,700,853. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, the AWS Entities (from the date of acquisition, April 25, 2017), the ADEX Entities (from the date of acquisition, February 27, 2018), and TNS (from the date of acquisition, January 4, 2019). All of the subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at September 30, 2019 and December 31, 2018 was $504,785 and $502,868, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the nine months ended September 30, 2019.

Intangible Assets

At September 30, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 3-20 years.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the nine months ended September 30, 2019.

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting foreign exchange gains and losses are recognized in income.

The Company’s integrated foreign subsidiaries are financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting foreign exchange gains or losses are recognized in income.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of September 30, 2019 was $156,711 plus penalties and interest of $119,401 for a total obligation due of $276,112. The amount due as of December 31, 2018 was $156,711 plus penalties and interest of $111,200 for a total obligation due of $267,911. This tax assessment is included in accrued expenses at September 30, 2019 and December 31, 2018.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Professional Services	$4,493,906	$5,138,882	$17,687,718	$16,336,594
Construction	3,012,031	4,533,108	9,471,353	8,627,282
Total	$7,505,937	$9,671,990	$27,159,071	$24,963,876

Revenue by contract duration	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Short-term	$57,747	$96,720	$232,185	$249,639
Long-term	7,448,190	9,575,270	26,926,886	24,714,237
Total	$7,505,937	$9,671,990	$27,159,071	$24,963,876

Revenue by contract type	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Unit-price	$1,751,363	$1,683,925	$4,910,033	$4,516,596
Fixed-price	$1,260,668	$2,849,183	$4,561,320	$4,110,686
Time-and-materials	4,493,906	5,138,882	17,687,718	16,336,594
Total	$7,505,937	$9,671,990	$27,159,071	$24,963,876

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

Contract Assets and Liabilities

Contract assets include unbilled amounts for services performed but not yet billed. These amounts are included in contract assets on the consolidated balance sheets. The Company records unbilled receivables for services performed but not billed. At September 30, 2019 and December 31, 2018, unbilled receivables totaled $241,069 and $1,861,895, respectively.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2019 and 2018, respectively, the Company had 63,373,688 and 13,111,043 common stock equivalents outstanding.

Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2019 and 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2019, four customers accounted for 25%, 18%, 12% and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38%, 15%, 7% and 3%, respectively, of trade accounts receivable as of September 30, 2019. For the nine months ended September 30, 2018, four customers accounted for 22%, 19%, 16% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 12%, 12%, 25% and 14%, respectively, of trade accounts receivable as of September 30, 2018.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 96% and 93% of consolidated revenues for the nine month periods ended September 30, 2019 and 2018, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 4% and 7% of consolidated revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2019 or the year ended December 31, 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018, consisted of the following:

	Total fair value at September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$475,892	$-	$-	$475,892

	Total fair value at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$3,166,886	$-	$-	$3,166,886

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2019 and December 31, 2018, the Company had a $475,892 and $3,166,886 derivative liability, respectively.

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

The Company has performed a preliminary valuation analysis of the fair market value of TNS’ assets and liabilities. The provisional fair value of the purchase consideration issued to the sellers of TNS was allocated to the net tangible assets acquired. We accounted for the acquisition of TNS as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The excess of the aggregate fair value of the net tangible assets has been allocated to an intangible asset, value of customer accounts and the remainder to goodwill. The purchase price allocation was based, in part, on management’s knowledge of TNS’ business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

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

The following table summarizes the Company’s consolidated results of operations for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018:

	Nine months ended September 30, 2019		Three months ended September 30, 2018		Nine months ended September 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$27,159,071	$27,159,071	$9,671,990	$10,439,718	$24,963,876	$30,238,512
Net (loss) income attributable to common shareholders	(1,762,522)	(1,770,076)	414,485	444,055	(2,493,461)	(1,486,743)

(Loss) earnings per common share, basic:	(0.06)	(0.06)	0.27	0.29	(1.44)	(0.86)
(Loss) earnings per common share, diluted:	(0.06)	(0.06)	0.04	0.04	(1.44)	(0.86)

4.	Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Computers and office equipment	$344,509	$329,937
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	-	-
Total	1,191,697	1,126,635

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,048,292)	(1,020,959)

Equipment, net	$98,986	$61,257

During the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $10,348 and $4,940, respectively.

During the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $27,333 and $14,174, respectively.

5.	Intangible Assets

Intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at September 30, 2019	Net carrying value at December 31, 2018
Customer relationship and lists	$2,837,548	$372,764	$-	$2,464,784	$850,249
Trade names	1,505,605	194,146	-	1,311,459	1,086,795

Total intangible assets	$4,343,153	$566,910	$-	$3,776,243	$1,937,044

During the three months ended September 30, 2019 and 2018, the Company recorded amortization expense of $86,933 and $51,934, respectively.

During the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $260,802 and $147,306, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2019	$86,586
2020	347,387
2021	347,387
2022	347,387
2023	347,387
Thereafter	2,300,109
Total	$3,776,243

6.	Related Party Transactions

Unsecured Amounts Due to InterCloud

As of September 30, 2019 and December 31, 2018, the Company owed $50,577 and $51,889, respectively, to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

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

Loans Payable to Related Parties

As of September 30, 2019 and December 31, 2018, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2019	2018
Promissory note issued to Roger Ponder, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	$18,858	$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019	130,000	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 13, 2020	85,000	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, matured on October 1, 2019, due on demand	80,000	80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	170,000	-
Convertible promissory note, InterCloud Systems, Inc., 8% interest, unsecured, matured April 27, 2018	-	1,645,625
Convertible promissory note, InterCloud Systems, Inc., 1% interest, unsecured, matures August 16, 2019, net of debt discount of $0 and $171,557	-	622,392
Convertible promissory note, InterCloud Systems, Inc., 6% interest, unsecured, matured March 27, 2019, net of debt discount of $0 and $286,749	-	1,515,674
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	275,000
Total	$701,258	$4,372,549

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

Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 13, 2020

On April 13, 2018, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, due on April 13, 2019 and bears interest at a rate of 8% per annum. At December 31, 2018, the amount of $85,000 was owed. On April 13, 2019, the note was amended to a maturity date of April 13, 2020 and an interest rate of 10%. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

Promissory note issued to Keith Hayter, 8% interest, unsecured, matured October 1, 2019

On August 21, 2018, the Company received $80,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, was due on August 20, 2019 and bears interest at a rate of 8% per annum. On August 20, 2019, the note was amended to a maturity date of October 1, 2019 and an interest rate of 10%. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

The note matured on October 1, 2019 and is now due on demand.

Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020

On August 12, 2019, the Company received $170,000 pursuant to a promissory note issued to the President of the Company. The note issued is unsecured, is due on August 11, 2020 and bears interest at a rate of 10% per annum.

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

On August 16, 2019, the remaining principal balance of $793,894 was converted into shares of the Company’s common stock through an automatic forced conversion (refer to Note 10, Common Stock, for additional information). As a result of the conversion, the Company recorded a loss on settlement of debt of $178,663 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

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

During the nine months ended September 30, 2019, the Company repaid $55,124 of principal outstanding.

During the nine months ended September 30, 2019, the principal amount was reduced by $295,000 as a result of a working capital adjustment.

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

During the year ended December 31, 2018, the Company repaid $225,000 of this amount. During the nine months ended September 30, 2019, the Company repaid $57,600 of this amount.

7.	Loans Payable

As of September 30, 2019 and December 31, 2018, the Company had outstanding the following loans payable:

	September 30,	December 31,
	2019	2018
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180 and $257,194	3,121,109	3,225,821
Loan with WaveTech GmbH, non-interest bearing, matures March 31, 2020	3,000,000	-
Promissory note issued to C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $62,003	225,274	-
Total	$6,482,640	$3,362,078

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of September 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of September 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of September 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of September 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of September 30, 2019 and December 31, 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 10,000,000 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of September 30, 2019 and December 31, 2018.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of September 30, 2019 and December 31, 2018.

Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020

On October 10, 2018, the Company’s wholly-owned subsidiary, ADEX (the “Borrower”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Heritage Bank of Commerce (the “Lender”). Under the Loan and Security Agreement, the Borrower may borrow an aggregate outstanding amount not to exceed the lesser of up to (i) $5,000,000 or (ii) the Borrowing Base (as defined in the Loan and Security Agreement) through one or more advances through October 10, 2020 (the “Maturity Date”), subject to the Lender’s satisfactory annual review of the Borrower which is currently ongoing. On the Maturity Date, all advances must be repaid. The Lender may, in its sole discretion and upon the Borrower’s request, make advances to the Borrower after the Maturity Date subject to the terms and conditions under the Loan and Security Agreement. Part of the proceeds of the initial credit extension of the Loan and Security Agreement were used to pay off borrowings owed to Prestige Capital Corporation described in Note 8, Convertible Debentures.

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

During the nine months ended September 30, 2019,  the Company received an aggregate of $21,111,888 and repaid an aggregate of $21,324,842, for a net repaid amount of $212,954. At September 30, 2019, the Company owed $3,270,289 pursuant to this agreement and will record accretion equal to the debt discount of $149,180 over the remaining term of the note.

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

On February 1, 2019, the Company fully repaid the Financing Agreement. As a result, the amount owed at June 30, 2019 was $0.

Loan with WaveTech Global, Inc., matured April 28, 2019

On February 4, 2019, the Company entered into a share purchase agreement with WaveTech Global. This agreement included a promissory note in the principal amount of $1,325,895, which matured on April 28, 2019. On July 9, 2019, the share purchase agreement was terminated. As a result, the Company has placed the amount due to WaveTech Global into escrow using cash received from the WaveTech GmbH share purchase agreement (refer to note 14, Commitments and Contingencies for additional detail). This amount is shown in escrow on the balance sheet as of September 30, 2019.

During November 2019, in connection with the closing of the Company’s acquisition of WaveTech GmbH, the amount in escrow was returned to the Company (refer to Note 17, Subsequent Events, for additional detail).

Loan with WaveTech GmbH., matures March 31, 2020

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German Corporation (refer to Note 14, Commitments and Contingencies, for additional detail). In connection with the share purchase agreement, the Company was to receive $3,000,000 in cash at or before consummation of the transactions described in the agreement. The Company received $1,325,895 which was placed into escrow to satisfy the amounts outstanding to WaveTech Global, Inc. The Company received an additional $1,664,083 during the three months ended September 30, 2019 to satisfy the $3,000,000 of cash per the share purchase agreement. The remaining $10,022 was recorded as a foreign exchange loss in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

On November 14, 2019, the Company closed on its acquisition of WaveTech GmbH (refer to Note 17, Subsequent Events, for additional detail).

Loan with C6 Capital

On August 16, 2019, the Company, together with its subsidiaries, AWS, ADEX, and TNS (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with C6 Capital. Under the Financing Agreement, the Financing Parties sold to C6 Capital future receivables in an aggregate amount equal to $337,500 for a purchase price of $250,000. The Company received cash of $242,500 and recorded a debt discount of $95,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay C6 Capital $10,045 each week based upon an anticipated 20% of its future receivables until such time as $337,500 has been paid, a period C6 Capital and the Financing Parties estimate to be approximately eight months. In the event that the Financing Agreement is paid off earlier than eight months, there is to be a discount to the sum owed. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the nine months ended September 30, 2019, the Company paid $50,223 of the original balance under the agreement.

At September 30, 2019, the Company owed $287,277 pursuant to this agreement and will record accretion equal to the debt discount of $62,003 over the remaining term of the note.

8.	Convertible Debentures

As of September 30, 2019 and December 31, 2018, the Company had outstanding the following convertible debentures:

	September 30,	December 31,
	2019	2018
Convertible promissory note, Barn 11, 6% interest, unsecured, matured June 1, 2019, net of debt discount of $0 and $55,000	$594,374	$445,000
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $179,543 and $0	1,391,591	-
Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, January 30, 2020, net of debt discount of $13,342 and $0	102,658	-
Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020, net of debt discount of $33,364 and $0	330,636	-
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $33,888	89,112	-
Convertible promissory note, SCS, LLC, 8% interest, unsecured, matures March 30, 2020, net of debt discount of $25,891	25,139	-
Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019, net of debt discount of $0 and $1,009,630	-	240,370
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019, net of debt discount of $0 and $172,570	-	123,176
Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019, net of debt discount of $0 and $24,140	-	3,367
Convertible promissory note, RDW Capital, February 21, 2018 assignment	-	50,000
Convertible promissory note, RDW Capital, June 7, 2018 assignment	-	39,375
Convertible promissory note, Silverback Capital, December 3, 2018 assignment	-	50,000
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $9,087	-	69,860
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $41,395	-	37,552
Total	$2,533,510	$1,058,700

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

During the three months ended September 30, 2019, the Company paid $25,000 of principal. The Company owed $594,362 as of September 30, 2019.

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

On April 17, 2019, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020” section of this note for additional detail).

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

On April 17, 2019, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020” section of this note for additional detail).

Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020

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

As a result of the beneficial conversion feature associated with the Dominion notes, $314,228 was added to additional paid-in capital during the nine months ended September 30, 2019. In connection with the exchange, the Company recorded a loss on settlement of debt of $904,469 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019.

At September 30, 2019, the Company owed $1,571,134 pursuant to this agreement and will record accretion equal to the debt discount of $179,543 over the remaining term of the note.

The Company was to begin making principal payments in equal installments beginning on October 1, 2019. On October 22, 2019, the Company reached an agreement with Dominion Capital to postpone the principal payments. In exchange for the extension, the Company will pay to Dominion Capital an extension fee equal to 14% of the postponed payments.

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

During the nine months ended September 30, 2019, Silverback converted $27,500 of principal into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the balance of the note was $0 as of September 30, 2019.

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

During the nine months ended September 30, 2019, Mr. Roeske converted $70,000 of principal of the note into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At September 30, 2019, the Company owed $116,000 pursuant to this agreement and will record accretion equal to the debt discount of $13,342 over the remaining term of the note.

Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020

On January 28, 2019, InterCloud assigned $434,000 of the note issued in connection with the acquisition of TNS to Joel Raven. The note accrues interest at a rate of 6% per annum and has a maturity date of January 30, 2020.

During the nine months ended September 30, 2019, Mr. Raven converted $70,000 of principal of the note into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At September 30, 2019, the Company owed $364,000 pursuant to this agreement and will record accretion equal to the debt discount of $33,364 over the remaining term of the note.

Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured, matures August 2, 2020

On August 2, 2019, the Company entered into and closed on a Securities Purchase Agreement with GS Capital Partners, LLC, pursuant to which the Company issued to GS Capital Partners, LLC a senior secured convertible promissory note in the aggregate principal amount of $123,000 for an aggregate purchase price of $112,000.

The interest on the outstanding principal due under the secured note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note is due on August 2, 2020. The secured note is convertible into shares of the Company’s common stock at 71% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date. The conversion price has a floor of $0.01 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $28,000 resulted in an additional discount to the note payable of $28,000, for a total debt discount of $39,000.

At September 30, 2019, the Company owed $123,000 pursuant to this agreement and will record accretion equal to the debt discount of $33,888 over the remaining term of the note.

Convertible promissory note, SCS, LLC, 8% interest, unsecured, matures March 30, 2020

On September 1, 2019, the Company entered into and closed on a Securities Purchase Agreement with SCS, LLC, pursuant to which the Company issued to SCS, LLC an unsecured convertible promissory note in the aggregate principal amount of $51,030 in exchange for rent.

The interest on the outstanding principal due under the unsecured note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note is due on March 30, 2020. The secured note is convertible into shares of the Company’s common stock at 75% of the lowest average VWAP in the 15 trading days prior to the conversion date. The conversion price has a floor of $0.005 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $29,000 resulted in a discount to the note payable of $29,000.

At September 30, 2019, the Company owed $51,030 pursuant to this agreement and will record accretion equal to the debt discount of $25,891 over the remaining term of the note.

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

During the nine months ended September 30, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $2,300 in the unaudited condensed consolidated statement of operations.

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

During the nine months ended September 30, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $90,000 in the unaudited condensed consolidated statement of operations.

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

On June 7, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $39,375 of the outstanding principal to a third party. During the nine months ended September 30, 2019, the full $39,375 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

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

On December 3, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $50,000 of the outstanding principal to a third party. During the nine months ended September 30, 2019, the full $50,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

Assignments of Convertible Related Party Debt to Virtual Capital

On January 24, 2019 and March 15, 2019, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $200,000 of the outstanding principal to a third party. During the nine months ended September 30, 2019, the full $200,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Balance at the beginning of the period	$3,166,886	$4,749,712
Original discount limited to proceeds of notes	246,000	2,839,369
Conversion of derivative liability	(1,281,889)	(678,142)
Repayment of convertible note	(196,468)	(310,041)
Change in fair value of embedded conversion option	(1,924,637)	(6,049,473)
Addition to derivative due to default penalty	466,000	-
Derivative issued as part of acquisition	-	302,800
Fair value of derivative liabilities in excess of notes proceeds received	-	2,274,892
Derivative warrants issued for services and to acquire non-controlling interest	-	328,833
Derivative liability settled through the issuance of preferred stock	-	(291,064)
Balance at the end of the period	$475,892	$3,166,886

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2018	172 - 381%	2.45 - 2.63%	0%	0.04 - 2.78
At September 30, 2019	265 - 355%	1.63 - 1.88%	0%	0.25 - 2.03

10.	Common Stock

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

On July 2, 2019, the Company issued 300,000 shares of common stock to Silverback Capital upon the conversion of $8,500 of principal and $290 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 29, 2019, the Company issued 650,000 shares of common stock to Silverback Capital upon the conversion of $6,000 of principal and $338 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

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

On August 16, 2019, the Company issued 20,598,088 shares of common stock to InterCloud upon the conversion of $793,894 of principal and $12,063 of accrued interest pursuant to the convertible debentures described in Note 6, Related Party Transactions.

Issuance of Shares Pursuant to Employee Convertible Debentures

On February 14, 2019, the Company issued 1,400,000 shares of common stock to employees of the Company upon the conversion of $140,000 principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On August 26, 2019, the Company issued 263,713 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On August 30, 2019, the Company issued 333,334 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 18, 2019, the Company issued 333,334 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 27, 2019, the Company issued 333,334 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of Shares for Services

On February 1, 2019, the Company issued 2,869,231 shares of common stock to employees and directors of the Company in exchange for services for the Company.

On July 18, 2019, the Company issued 833,333 shares of common stock to MZ Group in exchange for services for the Company.

Cancellation of Shares for Services

On April 12, 2019, the Company cancelled 90,000 shares of common stock issued to former employees for services.

On May 22, 2019, the Company cancelled 30,000 shares of common stock issued to former employees for services.

On June 18, 2019, the Company cancelled 20,000 shares of common stock issued to former employees for services.

11.	Preferred Stock

Series A

On November 15, 2017, the Company created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A preferred stock.

On October 29, 2018, the Company made the first amendment to the Certificate of Designation of its Series A convertible preferred stock. This amendment updated the conversion price to be equal to the greater of 75% of the lowest VWAP during the ten trading day period immediately preceding the date a conversion notice is delivered or $0.40, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock.

On August 16, 2019, the Company made the second amendment to the Certificate of Designation of its Series A convertible preferred stock. As a result of this amendment, the Company recorded a deemed dividend of $488,072 for the three and nine months ended September 30, 2019 in accordance with ASC 260-10-599-2. Subsequent to the second amendment, the principal terms of the Series A preferred stock shares are as follows:

Voting rights – The Series A preferred stock shares do not have voting rights.

Dividend rights – The holders of the Series A preferred stock shares shall not be entitled to receive any dividends. No dividends (other than those payable solely in common stock) shall be paid on the common stock or any class or series of capital stock ranking junior, as to dividends, to the Series A preferred stock shares during any fiscal year of the Company until there shall have been paid or declared and set apart during that fiscal year for the holders of the Series A preferred stock shares a dividend in an amount per share equal to (i) the number of shares of common stock issuable upon conversion of the Series A preferred stock times (ii) the amount per share of the dividend to be paid on the common stock.

Conversion rights – The holders of the Series A preferred stock shares have the right to convert each Series A preferred stock share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which each share of the Series A preferred stock shares may be converted shall be determined by dividing the sum of the stated value of the Series A preferred stock shares ($1.00 per share) being converted and any accrued and unpaid dividends by the conversion price in effect at the time of the conversion. The Series A preferred stock shares may be converted at an initial conversion price of the lower of 80% of the lowest VWAP during the five trading day period immediately preceding the date a conversion notice is delivered or $0.05, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock. The conversion price has a floor of $0.03 per share.

Liquidation rights – Upon the occurrence of any liquidation, each holder of Series A preferred stock shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, before any payment shall be made in respect of the common stock, or other series of preferred stock then in existence that is outstanding and junior to the Series A preferred stock shares upon liquidation, an amount per share of Series A preferred stock shares equal to the amount that would be receivable if the Series A preferred stock shares had been converted into common stock immediately prior to such liquidation distribution, plus, accrued and unpaid dividends.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series A preferred stock shares as temporary equity or “mezzanine.”

Holders of Series A preferred stock shares began converting into shares of common stock during the three months ended September 30, 2019 (refer to Note 10, Common Stock, for additional detail).

Series B

On April 16, 2018, the Company designated 1,000 shares of Series B preferred stock of the Company with a stated value of $3,500 per share. The Series B preferred stock is neither redeemable nor convertible into common stock. The principal terms of the Series B preferred stock shares are as follows:

Issue Price - The stated price for the Series B preferred stock shares shall be $3,500 per share.

Redemption - The Series B preferred stock shares are not redeemable.

Dividends - The holders of the Series B preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation - The Corporation’s Series A preferred stock (the “Senior Preferred Stock) shall have a liquidation preference senior to the Series B preferred stock. Upon any fundamental transaction, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B preferred stock shares shall be entitled, after any distribution or payment is made upon any shares of capital stock of the Company having a liquidation preference senior to the Series B preferred stock shares, including the Senior Preferred Stock, but before any distribution or payment is made upon any shares of common stock or other capital stock of the Company having a liquidation preference junior to the Series B preferred stock shares, to be paid in cash the sum of $3,500 per share. If upon such liquidation, dissolution or winding up, the assets to be distributed among the Series B preferred stock holders and all other shares of capital stock of the Company having the same liquidation preference as the Series B preferred stock shall be insufficient to permit payment to said holders of such amounts, then all of the assets of the Company then remaining shall be distributed ratably among the Series B preferred stock holders and such other capital stock of the Company having the same liquidation preference as the Series B preferred stock, if any. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after provision is made for Series B preferred stock holders and all other shares of capital stock of the Company having the same liquidation preference as the Series B preferred stock, if any, then-outstanding as provided above, the holders of common stock and other capital stock of the Company having a liquidation preference junior to the Series B preferred stock shall be entitled to receive ratably all remaining assets of the Company to be distributed.

Voting - The holders of shares of Series B preferred stock shall be voted together with the shares of common stock such that the aggregate voting power of the Series B preferred stock is equal to 51% of the total voting power of the Company.

Conversion - There are no conversion rights.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series B preferred stock shares as temporary equity or “mezzanine.”

Series C

On November 14, 2019, the Company designated 9,000,000 shares of Series C preferred stock of the Company with a stated value of $0.00001 per share in connection with the closing of the Company’s acquisition of WaveTech GmbH (refer to Note 17, Subsequent Events, for additional detail).

12.	Share Purchase Warrants

The following table summarizes the activity of share purchase warrants for the nine months ended September 30, 2019:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2018	1,715,177	$2.14
Issued	284,717	1.20
Expired	(60,000)	0.32
Balance at March 31, 2019	1,939,894	$1.96

Issued	731,938	1.20
Expired	(20,375)	74.00
Balance at June 30, 2019	2,651,457	$1.27

Issued	938,806	1.20
Expired	(200,000)	0.0001
Balance at September 30, 2019	3,390,263	$1.32

As of September 30, 2019, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance Date	Expiry date
137,500		5.10	4/28/2017	4/28/2020
250,000		1.00	6/27/2017	6/27/2020
2,263,808	*	1.20	2/14/2018	2/13/2021
125,000		1.60	2/21/2018	2/21/2021
500,000		1.00	5/17/2018	5/17/2020
113,955		1.08	10/10/2018	10/10/2021
3,390,263

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At September 30, 2019, it is 4% of the 56,595,189 shares outstanding as of that date.

13.	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $269,341 and $269,341 respectively, as of January 1, 2019. During the nine months ended September 30, 2019, non-cash right of use assets recorded in exchange for non-cash operating lease liabilities was $316,600. The Company leases certain office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2019:

September 30,
2019
Operating lease assets	$209,767

Operating lease liabilities:
Current operating lease liabilities	214,283
Total operating lease liabilities	$214,283

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2019, the Company recognized operating lease expense of $61,122 and $167,644, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2019, short-term lease costs were $55,413 and $198,703, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $57,909 and $163,127, respectively, for the three and nine months ended September 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2019, the Company reduced its operating lease liabilities by $35,027 and $102,316, respectively, for cash paid.

The operating lease liabilities as of September 30, 2019 reflect a weighted average discount rate of between 48% and 58%. Lease payments over the next five years and thereafter are as follows:

Year ending December 31,
2019	$66,222
2020	122,001
2021	95,914
2022	86,681
2023	21,330
Thereafter	-
Total lease payments	392,148
Less: imputed interest	(177,865)
Total	$214,283

14.	Commitments and Contingencies

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

The share purchase agreement also contains certain termination rights for both the Company and WaveTech GmbH, including that the Company or WaveTech GmbH may terminate the share purchase agreement if WaveTech GmbH has not obtained executed assignment agreements from its shareholders holding an aggregate of (i) fifty one percent (51%) of the issued and outstanding shares of WaveTech GmbH by the date that is ninety (90) days following the date of the share purchase agreement and (ii) ninety percent (90%) of the issued and outstanding shares of WaveTech GmbH by March 31, 2020. At October 13, 2019, the executed assignment agreements had not been obtained. As of the date of this report, neither party had chosen to terminate the deal.

Upon consummation of the Transactions, the Company’s board of directors will expand to include two new board members from WaveTech GmbH.

As of the date of this report, the Company has received $2,989,978 in cash from WaveTech GmbH. Of that amount, $1,325,895 is in escrow to satisfy the amounts outstanding to WaveTech Global for the loan payable discussed in Note 7, Loans Payable. Additionally, the Company recorded a foreign exchange loss of $10,022 in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

On November 14, 2019, the Company closed on its acquisition of WaveTech GmbH (refer to Note 17, Subsequent Events, for additional detail).

Oasis Capital, LLC Equity Purchase Agreement and Registration Rights Agreement

On August 29, 2019, the Company entered into an equity purchase agreement and registration rights agreement with Oasis Capital, LLC, a Puerto Rico limited liability Company. Under the terms of the equity purchase agreement, Oasis Capital agreed to purchase from the Company up to $2,500,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC and subject to certain limitations and conditions set forth in the equity purchase agreement.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the equity purchase agreement, the Company shall have the discretion to deliver put notices to Oasis Capital and Oasis Capital will be obligated to purchase shares of the Company’s common stock, par value $0.00001 per share based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to Oasis Capital in each put notice shall not exceed the lesser of $250,000 or two hundred percent (200%) of the average daily trading volume of the Company’s common stock during the ten (10) trading days preceding the put. Pursuant to the equity purchase agreement, Oasis Capital and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s common stock to Oasis Capital that would result in Oasis Capital’s beneficial ownership of the Company’s outstanding common stock exceeding 9.99%. The price of each put share shall be equal to eighty five percent (85%) of the market price (as defined in the equity purchase agreement). Puts may be delivered by the Company to Oasis Capital until the earlier of (i) the date on which Oasis Capital has purchased an aggregate of $2,500,000 worth of common stock under the terms of the equity purchase agreement, (ii) August 29, 2022, or (iii) written notice of termination delivered by the Company to Oasis Capital, subject to certain equity conditions set forth in the equity purchase agreement.

As of the date of this report, the Company has not received the funds described in the equity purchase agreement and has not filed the Registration Statement with the SEC.

15.	Segment Disclosures

During the nine months ended September 30, 2019, the Company had two operating segments including:

●	AWS/ADEX/TNS, which is comprised of the AWS Entities, the ADEX Entities, and TNS.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

During the nine months ended September 30, 2018, the Company had two operating segments including:

●	AWS/ADEX, which was comprised of the AWS Entities and the ADEX Entities.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three and nine months ended September 30, 2019 is presented below:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Spectrum Global	AWS/ADEX/TNS	Total	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$7,505,937	$7,505,937	$-	$27,159,071	$27,159,071
Operating (loss) income	(1,260,709)	108,762	(1,151,947)	(2,979,974)	830,339	(2,149,635)
Interest expense	126,969	115,583	242,552	1,224,353	267,794	1,492,147
Depreciation and amortization	-	97,281	97,281	-	288,134	288,134
Total assets as of September 30, 2019	1,350,584	13,040,470	14,391,054	1,350,584	13,040,470	14,391,054

Geographic information for the three and nine months ended and as of September 30, 2019 is presented below:

	Revenues
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Long-lived Assets as of September 30, 2019

Puerto Rico	$383,246	$1,094,475	$10,128
United States	7,122,691	26,064,596	6,606,120
Consolidated total	7,505,937	27,159,071	6,616,248

Financial statement information by operating segment for the three and nine months ended September 30, 2018 is presented below:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Spectrum Global	AWS/ADEX	Total	Spectrum Global	AWS/ADEX	Total

Net sales	$-	$9,671,990	$9,671,990	$-	$24,963,876	$24,963,876
Operating (loss) income	(688,561)	381,109	(307,452)	(2,873,265)	539,713	(2,333,552)
Interest expense	117,361	150,733	268,094	404,073	372,464	776,537
Depreciation and amortization	-	56,874	56,874	-	161,480	161,480
Total assets as of December 31, 2018	99,835	12,830,561	12,930,396	99,835	12,830,561	12,930,396

Geographic information for the nine months ended September 30, 2018 and as of December 31, 2018 is presented below:

	Revenues
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Long-lived Assets as of December 31, 2018

Puerto Rico	$641,416	$1,653,878	$3,657
United States	9,030,574	23,309,998	3,859,387
Consolidated total	9,671,990	24,963,876	3,863,044

16.	Net (Loss) Income Per Share

The following table shows the calculation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Numerator:
Net (loss) income attributable to common shareholders	(1,762,522)	414,485	(3,193,690)	(2,493,461)
Convertible note interest	-	147,789	-	-
Adjusted diluted net (loss) income attributable to common shareholders	(1,762,522)	562,274	(3,193,690)	(2,493,461)

Denominator
Weighted average shares outstanding used in computer net loss (income) per share
Basic	44,739,064	1,557,763	27,554,495	1,737,473
Effect of dilutive stock options and convertible notes payable	-	12,707,716	-	-
Effect of preferred shares	-	403,326	-	-
Diluted	44,739,064	14,668,805	27,554,495	1,737,473

Basic	$(0.04)	$0.27	$(0.12)	$(1.44)
Diluted	$(0.04)	$0.04	$(0.12)	$(1.44)

17.	Subsequent Events

Convertible promissory note, Power Up Lending Group Ltd, 8% interest, unsecured, matures January 22, 2021

On October 22, 2019, the Company entered into and closed on a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the Company issued to Power Up Lending Group Ltd. a convertible promissory note in the aggregate principal amount of $68,500 for an aggregate purchase price of $60,000.

The interest on the outstanding principal due under the secured note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note is due on January 22, 2021. 180 days following the issuance of the note, the note is convertible into shares of the Company’s common stock at the greater of $0.005 per share and 70% of the average of the three lowest trading prices in the 15 trading days prior to the conversion date.

Convertible promissory note, GS Capital Partners, LLC, 8% interest, unsecured, matures October 24, 2020

On October 24, 2019, the Company entered into and closed on a Securities Purchase Agreement with GS Capital Partners, LLC, pursuant to which the Company issued to GS Capital Partners, LLC a convertible promissory note in the aggregate principal amount of $123,000 for an aggregate purchase price of $112,000.

The interest on the outstanding principal due under the secured note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note is due on October 24, 2020. The secured note is convertible into shares of the Company’s common stock at 71% of the average of the three lowest VWAPs in the 12 trading days prior to and including conversion date. The conversion price has a floor of $0.01 per share.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On October 15, 2019, the Company issued 333,334 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 21, 2019, the Company issued 333,334 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 24, 2019, the Company issued 333,334 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of Shares Pursuant to Silverback Capital Convertible Debentures

On October 21, 2019, the Company issued 541,650 shares of common stock to Silverback Capital upon the conversion of $627 of accrued interest pursuant to a convertible debenture.

Acquisition of WaveTech GmbH

On November 14, 2019, the Company closed on its acquisition of WaveTech GmbH per the share purchase agreement discussed in Note 14, Commitments and Contingencies. The closing of the transaction involved the merger of WaveTech GmbH into the Company through a sale and exchange of shares and cash. Pursuant to the share purchase agreement, in exchange for shares of Series C Preferred Stock of the Company (refer to the “Series C Preferred Stock” section of this note for additional detail), at closing the Company acquired sixty percent (60%) of the issued and outstanding shares of WaveTech GmbH. In connection with the closing of the acquisition, $1,325,000 of the amount in escrow as of September 30, 2019 was returned to the Company. The share purchase agreement also contains certain termination rights for both the Company and WaveTech GmbH in the event the Company has not acquired ninety percent (90%) of the issued and outstanding shares of WaveTech GmbH by March 31, 2020.

Effective immediately upon the closing of the acquisition, the Board of Directors of the Company appointed Silas Poel as the Chief Operating Officer of the Company. The Board of Directors also agreed to add Silas Poel and Dag Viland as directors.

Series C Preferred Stock

On November 14, 2019, the Company designated 9,000,000 shares of Series C preferred stock of the Company with a stated value of $0.00001 per share. The principal terms of the Series C preferred stock shares are as follows:

Issue Price - The stated price for the Series C preferred stock shall be $0.00001 per share.

Redemption - The Series C preferred stock shares are not redeemable.

Dividends - The holders of the Series C preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation - Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the Series C preferred stock shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to $0.00001 for each share of Series C preferred stock before any distribution or payment shall be made to the holders of any junior securities and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series C preferred stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock.

Voting - Except as otherwise provided herein or as required by law, the Series C preferred stock shall be voted together with the shares of common stock, par value $0.00001 per share of the Company and any other series of preferred stock then outstanding, and not as a separate class, at any annual or special meeting of stockholders of the Company, with respect to any question or matter upon which the holders of common stock have the right to vote, such that the voting power of each share of Series C preferred stock is equal to the voting power of the shares of common stock that each such share of Series C preferred stock is convertible into pursuant hereto. The Series C preferred stock shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and may act by written consent in the same manner as the holders of common stock of the Company.

Conversion - on the second business day following the earlier of (i) the reverse split of the Company’s common stock, (ii) the listing of the Company on a national securities exchange and (iii) the six-month anniversary of the closing date (as defined below) (the “Series C Conversion Date”), without any further action, all outstanding shares of Series C shall automatically convert into an aggregate number of shares of the Company’s common stock equal to the greater of (i) $90,000,000 (the “Aggregate Value”)/Strike Price (as defined below), or (ii) the Aggregate Value/$0.0325 (as adjusted for any reverse stock split or similar adjustment that may occur prior to the Series C Conversion Date). Provided, however, if a Triggering Event (as defined below) occurs, the Aggregate Value shall be reduced by the amount of any Losses (as defined below).

For purposes hereof, a “Triggering Event” shall include any liability arising from a breach of the representations or warranties of WaveTech GmbH (as defined below) contained in the share purchase agreement dated July 15, 2019 and all amendments thereto (as amended, the “SPA”), by and between the Company and WaveTech GmbH, a corporation organized under the laws of the Republic of Germany. “Closing Date” shall have the meaning ascribed to the term in the SPA. “Strike Price” shall mean the closing price per share of the Company’s common stock on the trading day immediately preceding the Series C Conversion Date.

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

Our telecommunications services are supported by our subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC, and Tropical Communications, Inc. (collectively “AWS” or the “AWS Entities”), ADEX Corporation, ADEX Puerto Rico LLC, ADEX Towers, Inc. and ADEX Telecom, Inc. (acquired February 27, 2018) and ADEX Canada, formed in September 2019 (collectively “ADEX” or the “ADEX Entities”), and TNS, Inc. (acquired January 4, 2019) (“TNS”). The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear master service agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEMs) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband multiple-system operators (“MSOs”) and OEMs. On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. TNS is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the U.S. and internationally.

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

On November 14, 2019, we closed on our acquisition of WaveTech GmbH, which positions our company as a leading end-to-end technology platform company that provides software, services, and solutions that dramatically increase the availability and cost efficiency of global communication solutions and supporting next generation networks. The expansion of our combined business units provides array of solutions and services which address data-center, wireless, and wireline-based networks across the globe.

Our Operating Units

Our company is comprised of the following:

●	The AWS Entities. The AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments.

●	The ADEX Entities. The ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration.

●	TNS. TNS is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the U.S. and internationally.

●	WaveTech GmbH. WaveTech GmbH is a German global technology company focused on next generation energy management and extension, data analytics and monitoring services extending the useful life of battery systems, which is currently working with a Fortune 1000 client base.

Results of Operations for the Three Month Periods Ended September 30, 2019 and 2018

Revenues

Our operating results for the three month periods ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018	Difference

Revenue	$7,505,937	$9,671,990	$(2,166,053)
Operating expenses	8,657,884	9,979,442	(1,321,558)
Other (expense) income	(120,404)	721,937	(842,341)
Provision for income taxes	(2,099)	-	(2,099)
Net (loss) income	(1,274,450)	414,485	(1,688,935)

Revenue generated during the three months ended September 30, 2019 was $7,505,937, compared to $9,671,990 during the same period ended of 2018. This decrease of $2,166,053 is primarily related to a decrease in sales by AWS due to decreased sales from a major customer. The decrease was partially offset by sales from TNS, which was acquired on January 4, 2019.

Expenses

During the three months ended September 30, 2019, our operating expenses were $8,657,884, compared to operating expenses of $9,979,442 for the same period of 2018. The decrease is primarily related to a $1,906,380 decrease in cost of revenues as a result of a decrease in sales as discussed above. This was partially offset by an increase in salaries and wages of $575,740 due to the acquisition of TNS.

Other (Expense) Income

For the three months ended September 30, 2019, we had other expense of $120,404 compared to other income of $721,937 the same period in 2018. The increase in other expense was primarily due to a decrease in gain on change in fair value of derivatives of $850,820 and a loss on settlement of debt of $196,674 compared to a gain of $202,000 in the prior period. This increase was partially offset by a decrease in amortization of discounts on convertible debentures and loans payable of $391,633.

Net (Loss) Income

For the three months ended September 30, 2019, we incurred a net loss of $1,274,450, compared to a net income of $414,485 for the same period in 2018.

Results of Operations for the Nine Month Periods Ended September 30, 2019 and 2018

Revenues

Our operating results for the nine month periods ended September 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Difference

Revenue	$27,159,071	$24,963,876	$2,195,195
Operating expenses	29,308,706	27,297,428	2,011,278
Other expense	(533,683)	(61,151)	(472,532)
Provision for income taxes	(22,300)	-	(22,300)
Net loss	(2,705,618)	(2,394,703)	(310,915)

Revenue generated during the nine months ended September 30, 2019 was $27,159,071, compared to $24,963,876 during the same period of 2018. This increase was primarily due to the January 4, 2019 acquisition of TNS. Additionally, ADEX, which was acquired on February 28, 2018, had a full nine months of operations during the nine months ended September 30, 2019. The increase was partially offset by a decrease in sales for AWS.

Expenses

During the nine months ended September 30, 2019, our operating expenses were $29,308,706, compared to operating expenses of $27,297,428 for the same period of 2018. The increase is primarily related to a $926,521 increase in cost of revenues as a result of the increase in sales discussed above. Additionally, salaries and wages increased $1,171,125 due to the acquisitions of ADEX and TNS.

Other Expense

For the nine months ended September 30, 2019, we had other expenses of $533,683 compared to other expenses of $61,151 the same period in 2018. The increase in other expense was primarily related to a decrease in gain on settlement of debt of $503,514, an increase in interest expense of $715,610, a decrease in gain on extinguishment of preferred stock liability of $290,814, and a decrease in gain on disposal of subsidiaries of $577,299. This decrease was partially offset by a decrease in amortization of discounts on convertible debentures and loans payable of $815,980 and an increase in gain on change in fair value of derivatives of $795,995.

Net Loss

For the nine months ended September 30, 2019, we incurred a net loss of $2,705,618, compared to a net loss of $2,394,703 for the same period in 2018.

Liquidity and Capital Resources

As of September 30, 2019, our total current assets were $7,774,806 and our total current liabilities were $15,475,659, resulting in a working capital deficit of $7,700,853, compared to a working capital deficit of $8,464,969 as of December 31, 2018.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Nine months ended
	September 30,
	2019	2018

Net cash used in operating activities	$(676,469)	$(1,701,028)
Net cash (used in) provided by investing activities	$(1,006,653)	$176,001
Net cash provided by financing activities	$1,325,207	$1,797,214
Change in cash	$(357,915)	$272,187

The decrease in cash that we experienced in the nine months ended September 30, 2019, compared to the increase during the nine months ended September 30, 2018, is primarily due to the acquisition of TNS and increased funding requirements for ongoing operating activities. During the nine months ended September 30, 2019, net cash paid upon acquisition was $941,593. We expect that our cash position will increase, due to operating profits in the telecommunication division. Over the coming months and year, subject to raising additional funds, we plan to primarily concentrate on our telecommunications business and associated projects.

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

As of September 30, 2019, we had cash of $262,678 compared to $620,593 as of December 31, 2018.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are party to litigation currently pending in the Federal District Court for the Southern District of New York, captioned as WaveTech Global, Inc. v. Spectrum Global Solutions, Inc., 19-cv-06485, which arises from a contemplated merger transaction that did not close. The litigation still is in its early stages. Specifically, we filed a motion to dismiss (and a motion for sanctions), and in response, the Court found that Plaintiffs’ complaint failed to adequately allege facts establishing that the Court has subject jurisdiction. The Court accordingly dismissed Plaintiffs’ Complaint without prejudice, Plaintiffs then re-filed their Amended Complaint, and most recently, we filed a motion to dismiss that Amended Complaint in full. Briefing on that motion is not yet complete. More generally, we intend to vigorously assert our claims and defenses as the litigation proceeds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended September 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On July 2, 2019, we issued 300,000 shares of our common stock to Silverback Capital upon the conversion of $8,500 of principal and $290 of accrued interest pursuant to a convertible debenture.

On July 18, 2019, we issued 833,333 shares of our common stock to MZ Group in exchange for services for our company.

On August 16, 2019, we issued 20,598,088 shares of our common stock to InterCloud upon the conversion of $793,894 of principal and $12,063 of interest pursuant to a convertible debentures.

On August 26, 2019, we issued 263,713 shares of our common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On August 29, 2019, we issued 650,000 shares of our common stock to Silverback Capital upon the conversion of $6,000 of principal and $338 of accrued interest pursuant to a convertible debenture.

On August 30, 2019, we issued 333,334 shares of our common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 18, 2019, we issued 333,334 shares of our common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 27, 2019, we issued 333,334 shares of our common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: November 19, 2019	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer