Form 10-K
period 2019-12-31
Spectrum Global Solutions, Inc.
filed 2020-05-14
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53461

SPECTRUM GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 Crown Oak Centre Drive
Longwood, Florida	32750	(407) 512-9102
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2019 based on the closing sales price of the Common Stock as quoted on the OTC Pink was $1,174,691. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of May 8, 2020, there were 1,736,203 shares of registrant’s common stock outstanding.

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

Our telecommunications division, which was acquired on April 25, 2017, is supported by its subsidiaries: AW Solutions, Inc., AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”), ADEX CORP and ADEX Puerto Rico LLC (acquired February 27, 2018) and ADEX Canada (formed in September 2019), (collectively known as “ADEX” or the “ADEX Entities”) and TNS, Inc (acquired January 4, 2019). The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, professional services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and Enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs and Original Equipment Manufacturers (“OEM”). On a weekly basis, we deploy hundreds of telecommunication professionals in support of its customers. We believe that our global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. Our company seeks to assist our customers throughout the entire life cycle of a network deployment via our comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration. TNS, Inc. (“TNS”) is a Chicago-based structured cabling and Next-Generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the US and Internationally.

We provide the following categories of offerings to our customers:

●	Telecommunications: We provide a comprehensive technology platform and array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks (ISP/OSP), DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities, government and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand, maintain and decommission existing networks.

●

WaveTech GmbH, which is under a definitive agreement to be acquired by us, is a global next-generation technology platform that is creating an efficient and reliable energy infrastructure. WaveTech GmbH’s platform of products makes energy supply more cost-efficient, reliable and eco-friendly. WaveTech GmbH’s patented approach, Crystal Control Technology (CCT®), dramatically reduces the need for backup energy capital expenditure and associated operating costs for the environmental control and maintenance needed to protect and operate these critical energy assets.

As of the date of this report, we have acquired approximately 60% of the outstanding shares of WaveTech GmbH. The transaction is not considered closed for accounting purposes because as of the date of this report we have not acquired 90% or more of the outstanding shares of WaveTech GmbH and the Series C preferred stock shares have not been issued. Upon completion of our proposed acquisition of WaveTech GmbH, we will be a leading technology platform company that provides software, services, and solutions that dramatically increase the availability and cost efficiency of global communication networks. The global communication networks our software and services address include data-center, wireless, and wireline-based networks across the globe.

Our Operating Units

Our company is comprised of the following:

●	The AWS Entities. The AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments.

●	The ADEX Entities. The ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. ADEX seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration.

●	TNS. TNS is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the U.S. and internationally.

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

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support a wind range of wireless protocols including WiMax, LTE and now 5G technologies. These wireless trends combined with the wireline transition from copper to fiber, and its corresponding order of magnitude change in bandwidth, are occurring to satisfy the world’s ever-increasing demand for data, which are significant long term drivers of our business model and continued success. According to iSuppli, 4G Long Term Evolution (LTE) will garner the largest share of wireless infrastructure capital spending through 2019 with 5G enhanced mobile technologies trials commencing in the United States in 2017 and deployment past 2025. This important transition will accelerate migration to the next generation standard that allows for higher capacity, lower latency, and the architecture required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, 5G services and billions of new Internet of Things (IoT) connected devices greatly increases the need to modernize networks to accommodate this new breed of connectivity. This long-term trend is a significant enduring opportunity for companies like ours. The transition from trial-based deployments of 5G to a full nationwide implementations is expected to continue beyond 2025. Necessary investments in supporting infrastructure such as fiber optic backhaul is expected by Deloitte Consulting LLP to require $130-$150 Billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects in the United States alone. It is mission-critical for these providers to deliver broadband capacity, reliably, securely and cost-effectively in a solution that supports the massive for data consumption of emerging applications such as: augmented reality/virtual reality, video streaming, mobile advertising, IoT, self-driving cars, personalized health monitoring and much more. The explosion of devices harnessing distributed mobility will require, innovative approaches like small cell deployments to handle the increased demands on both the wireline and wireless delivery networks

The outlook indicator and anticipated growth in the telecommunications sector is at a faster rate over the next five (5) years to 2025 than experienced in the previous five (5) year period. Industry revenue is forecasted for the next five (5) years is to grow at an annual rate between 5%-7%. As a result, major carriers and enterprises are increasingly requiring rapid deployment of broadband solutions and network infrastructure upgrades to support an evolving array of communication technologies that attempt to cope with the mounting demand for higher mobile traffic capacity and coverage.

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

Competitors

We provide, professional and infrastructure services to carriers, service provider, utilities and enterprise clients on a national and international basis. Our primary business market is somewhat consolidated, and the business is characterized by several large companies, however the market servicing the telecommunications sector is fragmented with a large number of small, privately held, local competitors.

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

Our Competitive Strengths

On the telecommunication sector we believe our market advantage is the long-term relationships, Master Service Agreements (MSAs), industry leading provider of wireless and wireline solutions and a reputations and track record of our ability to perform with agility, quality on a seamless and flawless manner for our clients is key in our success to date. Spectrum Global’s ability to provide a wide range of services in a turn-key integrated solution is critical to our clients. Our highly experienced and professional team provide such services as: RF, civil, electrical, architectural engineering and design, structural engineering, analysis and design, value engineering, network engineering services, network planning, site acquisition, land use planning, feasibility/environmental studies, lease/contract negotiations, Build-To-Suit (BTS) services, audits functions, program planning, professional services, product development, construction and installation, technical services, warehouse and logistics, network decommissioning and maintenance.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in the telecommunications industry segment:

●	Service Provider Relationships: We have established relationships with leading wireless and wireline telecommunications providers, cable broadband MSOs, Original Equipment Manufacturers (OEMs), utility companies, Project Management Organizations (PMOs), enterprise clientele and others.

SAMPLE CUSTOMERS

●	Commercial Operators (Carriers): AT&T, Sprint, Verizon Communications, T-Mobile, Frontier, COX, Open Mobile, Claro

●	Aggregators: Crown Castle, Extenet Systems, SBA Wireless, Global Tower Partners (GTP), American Tower, United Fiber, Vertical Bridge, Boingo, Zayo

●	Utilities: Entergy, MidAmerica Energy, Southern Company, PacificCorp,

●	OEMs: Alcatel-Lucent USA Inc., Ericsson, Nokia, Samsung, Tait Radio

●	PMOs: MasTec Network Solutions, Nexius, Bechtel, Goodman Networks, General Dynamics, Ericsson, SAC Wireless, Nokia, TekMark, Jacobs Engineering

●	Enterprise/Government: Google, Oracle, FDOT, Texas Exchange Bank, Miami Dade County

●	Long-Term Master Service Agreements (MSA) and Contracts: We have over 100 MSA’s and agreements with service providers, OEMs and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Global Professional Engineering Talents: Our extensive geographical reach and licensing that covers all US states and territories, majority of Canadian Provinces and select areas in the Caribbean and Pacific Rim coupled with our vast engineering experience and expertise supported by talented staff enables our customers to take advantage of our end-to-end solutions and one-stop full turn-key solution.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting Spectrum Global over our competitors. We believe that our highly skilled professionals with professional licenses consisting of Professional Engineer (PE), Electrical Engineer (EE) and our General Contracting licenses (GC) in the United States, Canada and Caribbean gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Expansion of our recurring revenue streams through increased professional services, software as a services (SaaS) offerings, customer CAPEX to OPEX models, high margin technology leasing models and client cost saving sharing models.

●	Increased value creation through continued expansion of our intellectual property (IP). Battery life extension, power monitoring analytics, drone “Optical Caliper” measuring system.

●	Expansion of our service territory and client base through penetration into the Central and South American, European, African and Asian markets.

●	Strong Senior Management Team with Proven Ability to Execute. Our highly experienced management team has deep industry knowledge and brings an average of over 180 years of combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Opportunity exists for sustained growth

●	Operational - U.S., Canada, U.S.-Virgin Islands and Puerto Rico

●	Turnkey deployment solutions

●	Experience in all wireless and wireline technologies

●	Provides services direct to carriers, tower and DAS/Small Cell aggregators, OEM’s, enterprise, Utility Entities and consulting companies

●	Diverse customer base featuring top tier carriers

●	Focused on high growth markets

●	Excellent industry reputation

Our Growth Strategy

●	Under the leadership of our senior management team, we intend to continue to build our operational groups, invest in our sales/account management resources and continue to market our capabilities to support our rapid growth focusing on optimizing our operating margins. While organic growth will be a continued main focus in our telecommunications division to drive our business forward, acquisitions will play a strategic role in augmenting existing product and service lines, expanding geographic reach, diversifying customers and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Engineering and Telecom Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international service providers, utilities, aggregators, Original Equipment Manufacturers (OEM’s) and Project Management Organizations (PMO’s) while delivering a broad range of professional services to meet accelerated demand for these services. We believe the ability to provide such solutions and services is a critical differentiator as we already have relationships for these professional services in place today. Each of our three operating units within Spectrum Global intends to continue to expand into additional service offerings.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work “in-house” from our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger project and contracts. We believe there are potential acquisition candidates in the somewhat fragmented professional services market and infrastructure arena which would be likely candidates for consolidation opportunities.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs, Utility Entities and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Providers. We plan to capture and expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), Fortune 1000 enterprise clients, institutional clients, competitive access providers (CAPs), etc. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Cross Selling and Marketing. We believe that through our acquisitions we will be able to effectively cross sell between business units and enhanced services offerings and gain even greater traction through coordinated and branded marketing indicatives.

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

We offer a full array of operations, construction, project and program management professional required to facilitate the full turn-key completion of networks from the design and planning phase, engineer evaluation and sign off, regulatory, installation, commissioning and maintain various types of Wi-Fi and wide-area networks, DAS networks, and small cell distribution networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs) and enterprise customers. Our services and teams support the deployment of new networks and technologies, expand and maintain existing networks, as well as decommissioning obsolete legacy networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks. Our consulting and professional solutions to the service-provider and enterprise market in support of all facets of telecommunications and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. Our global certified professional services organization offers consulting, design, engineering, integration, implementation and ongoing support of all solutions offered by our company. We believe our ability to respond rapidly is a differentiating factor for national and international-based customers needing a broad range of our services and solutions.

We seek to assist our customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions and Professional Staffing services. We actively maintain a Proprietary Candidate Database with profiles of more than 138,000 telecommunications professionals. The database contains domestic and international based telecommunications professionals of all levels. Our recruiters are able to search the database by any number of criteria including, but not limited to: technical skill sets, equipment types, technology experience, education, years of experience, past employment history, geographic location.

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, Sprint Corporation, T-Mobile and AT&T.

During the year ended December 31, 2019, our top four customers, Ericsson, Inc., AT&T, SAC Wireless, and Frontier Communications accounted for approximately 61% of our total revenues. During the year ended December 31, 2018, our top four customers, SAC Wireless, AT&T, Ericsson, Inc and Crown Castle accounted for approximately 68% of our total revenues.

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

Employees

As of December 31, 2019, we had 260 full-time employees and 5 part-time employees, of whom 32 were in administration and corporate management, 5 were accounting personnel, 5 were sales personnel and 223 are engaged in professional engineering, operations, project managerial and technical roles.

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

Regulation

Our operations are subject to various federal, state, local and international laws and regulations, including licensing, permitting and inspection requirements applicable to electricians and engineers; building codes; permitting and inspection requirements applicable to construction and installation projects; regulations relating to worker safety and environmental protection; telecommunication regulations affecting our wireless, wireline and fiber optic business; labor and employment laws; laws governing advertising, and laws governing our public business.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $4,354,615 and $2,539,657 for the years ended December 31, 2019 and 2018, respectively. In addition, we incurred a net loss attributable to common stockholders of $6,322,330 and $1,847,380 for the years ended December 31, 2019 and 2018, respectively. We may continue to incur operating and net losses in future periods. These losses may increase and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to sustain our recent revenue growth rates, we may never achieve or sustain profitability.

To become profitable, we must, among other things, continue increase our revenues. We experienced significant growth in recent years, primarily due to our strategic acquisitions. Our total revenues decreased from $34,549,157 in the year ended December 31, 2018 to $34,010,597 in the year ended December 31, 2019. In order to become profitable and maintain our profitability, we must, among other things, increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2019, we had total indebtedness of $10,847,728, consisting of $3,287,922 of convertible debentures, $3,858,560 of notes payable, and $3,701,258 of related-party indebtedness. All but $126,500 of this debt is due within the twelve months ending December 31, 2020. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 61% and 68% of our revenue in the years ended December 31, 2019 and 2018, respectively. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

We derive a significant portion of our revenues from master service agreements that may be cancelled by customers on short notice, or which we may be unable to renew on favorable terms or at all.

During the years ended December 31, 2019 and 2018 we derived approximately 99% of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

A portion of our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

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

The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Global health concerns relating to the coronavirus outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Risks related to consumers and businesses lowering or changing spending, which impact domestic and international spend. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.

The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of the coronavirus and a global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the coronavirus situation closely.

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

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the United States economy. The current election cycle may cause economic uncertainty. The wireless and wireline telecommunications industry are cyclical in nature and vulnerable to general downturns in the United States and international economies. Our customers are affected by economic changes that decrease the need for or the profitability of their services. This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. As a result, some of our customers may opt to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2019, we had 195,715 shares of common stock issued and 193,644 shares outstanding, of which 135,004 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2019, we also had outstanding $3,287,910 aggregate principal and $145,105 accrued interest of convertible notes that were convertible into 180,575 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. Refer to Note 8, Convertible Debentures, to the notes to our consolidated financial statements in this report. For conversions completed between January 1 and May 8, 2020, refer to Note 17, Subsequent Events, to the notes to our consolidated financial statements in this report. As of December 31, 2019, there were also outstanding warrants to purchase an aggregate of 14,003 shares of our common stock at a weighted-average exercise price of $331.32 per share, all of which warrants were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

We are authorized to issue 750,000,000 shares of common stock, of which 193,644 shares were outstanding on December 31, 2019 and, primarily as a result of the conversion of convertible debt securities since December 31, 2019, 1,736,203 shares were issued and outstanding on May 8, 2020. At May 8, 2020, we had reserved 99,745,320 shares of common stock for issuance upon conversion of certain of our outstanding convertible debt securities and warrants. In addition, at such date, we had outstanding $1,125,392 aggregate principal amount of additional convertible debt securities for which we are not required to reserve a specific number of shares of common stock for conversions but that is convertible into an undeterminable number of shares of common stock based upon a discount to the then-current market price of our common stock. If all of these securities were converted or exercised, the total number of shares of our common stock that we would be required to issue would greatly exceed the number of our remaining authorized but unissued shares of common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located in Longwood, Florida. We were occupying our offices under a 12-month lease that expired in February 2020 and provided for monthly lease payments of $14,423. In March 2020, we renewed the lease through July 2020. The agreement contains space reductions throughout the term, with monthly lease payments beginning at $14,396 and ending at $8,573 in July.

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

Location	Owned or Leased	User	Size (Sq Ft)
Longwood, FL	Leased (1)	AW Solutions	9,226
Puerto Rico	Leased (2)	AW Solutions	1,575
Boca Raton, FL	Leased (3)	AW Solutions	1,282
Miami, FL	Leased (4)	Tropical Communications, Inc.	3,400
Upland, CA	Leased (5)	ADEX Corporation	2,047
Oakwood Village, OH	Leased (6)	ADEX Corporation	4,498
Alpharetta, GA	Leased (7)	ADEX Corporation	4,800

(1)	This multi-building facility is leased pursuant to a lease which the latest expires on July 31, 2020 and provides for monthly rental payments between $14,396 and $8,573.

(2)	This facility is leased on a month to month basis and provides for monthly payments of $1,500.

(3)	This facility is leased pursuant to a three-year lease that expires in August 2022 and provides for monthly base rental payments of $2,771, with 3% increases annually on September 1 beginning in 2020.

(4)	This facility is leased on a month to month basis and provides for monthly base rental payments of $3,792.

(5)	This facility is leased pursuant to a month to month lease that provides for monthly payments of $3,378

(6)	This facility is leased pursuant to a month to month basis and provides for monthly payments of $2,390.

(7)	This facility is leased pursuant to a four-year lease which expires in April 2023 and provides for monthly lease payments of $4,880, with 3% increases annually on June 1 beginning in 2020.

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

On May 8, 2019, the closing sale price of our common stock, as reported by OTC Markets, was $0.60 per share. On May 8, 2019, there were 380 holders of record of our common stock and 1,736,203 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. During the year ended December 31, 2018, we modified our Series A Preferred Stock. In connection with this redemption, we recorded a deemed dividend of $191,261. During the year ended December 31, 2019, we modified our Series A Preferred Stock. In connection with this redemption, we recorded a deemed dividend of $488,072.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

In the fourth quarter of 2019, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On October 15, 2019, we issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 21, 2019, we issued 1,806 shares of common stock to Silverback Capital upon the conversion of $627 of accrued interest pursuant to a convertible debenture.

On October 21, 2019, we issued 1,112 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 24, 2019, we issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of our company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

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

We expect to continue to increase our gross margins by leveraging our single-source end-to-end network to efficiently provide a full spectrum of end-to-end next-generation network solutions and staffing services to our customers. We believe our solutions and services offerings can alleviate some of the inefficiencies typically present in our industry, which result, in part, from the highly-fragmented nature of the telecommunications industry, limited access to skilled labor and the difficulty industry participants have in managing multiple specialty-service providers to address their needs. As a result, we believe we can provide superior service to our customers and eliminate certain redundancies and costs for them. We believe our ability to address a wide range of end-to-end solutions, network infrastructure and project-staffing service needs of our telecommunications industry clients is a key competitive advantage. Our ability to offer diverse technical capabilities (including design, engineering, construction, deployment, and installation and integration services) allows customers to turn to a single source for those specific specialty services, as well as to entrust us with the execution of entire turn-key solutions.

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

Our Ability to Expand and Diversify Our Customer Base.

Our customers for specialty contracting services consist of leading telephone, wireless, cable television, utility and other companies. Historically, our revenue has been significantly concentrated in a small number of customers. Although we still operate at a net loss, we have acquired additional subsidiaries and diversified our customer base and revenue streams.

Impact of Recently-Completed Acquisitions

We have grown significantly and expanded our service offerings and geographic reach through a strategic acquisition of the ADEX Entities on February 27, 2018 and TNS on January 4, 2019. Additionally, we continue to work on the acquisition of WaveTech GmbH. We expect to regularly review opportunities, and periodically to engage in discussions, regarding possible additional acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire and successfully integrate companies.

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

Liquidity

Management believes that there is substantial doubt about our ability to continue as a going concern. Management believes that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Our ability to continue operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. For the year ended December 31, 2019 we were unable to achieve positive cash flow from operations. Management expects to finance future cash needs from the results of operations and, depending on the results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

During the years ended December 31, 2019 and 2018, we suffered recurring losses from operations. At December 31, 2019 and 2018, we had a stockholders’ deficit of $5,439,836 and $5,691,332, respectively. At December 31, 2019, we had a working capital deficit of $9,790,032, as compared to a working capital deficit of $8,464,969 at December 31, 2018.

On, or prior to May 31, 2021, we have obligations relating to the payment of indebtedness on loans payable to related parties, loans payable and convertible debentures of $3,701,258, $6,413,389 and $3,002,119, respectively. We anticipate meeting our cash obligations on indebtedness that is payable on or prior to May 31, 2021 from results of operations and from the proceeds of additional indebtedness or equity raises. If we are not successful in obtaining additional financing when required, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our remaining debt obligations as they become due, although there can be no assurance that we will be able to do so.

Our future capital requirements for operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of operations. Management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We are evaluating other measures to further improve our liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. Management believes that these actions will enable us to meet our liquidity requirements through May 31, 2021. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations over the next 12 months.

To execute our business plan, service existing indebtedness and implement its business strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership and could also result in a decrease in the market price of our common stock. The terms of any securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. We also may be required to recognize non-cash expenses in connection with certain securities we issues, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in our current form.

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of our company and our subsidiaries, the AWS Entities, the ADEX Entities (from the date of acquisition, February 27, 2018), and TNS (from the date of acquisition, January 4, 2019). All the subsidiaries are wholly-owned. During the year ended December 31, 2018, we disposed of the following subsidiaries; Carbon Commodity Corporation, Climate ESCO Ltd., Mantra Energy Alternatives Ltd., Mantra China Inc., Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., and Mantra Wind Inc. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We record unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. We maintain an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2019 and 2018 was $504,785 and $502,868, respectively.

Property and Equipment

Property and equipment are stated at cost. We depreciate the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Research equipment	5 years straight-line basis

 Goodwill

Goodwill was generated through the acquisitions of the AWS Entities in 2017, the ADEX Entities in 2018, and TNS in 2019, as the total consideration paid exceeded the fair value of the net assets acquired.

We test our goodwill for impairment at least annually on December 31st and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results.

We test goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the years ended December 31, 2019 and 2018.

Intangible Assets

At December 31, 2019 and 2018, definite-lived intangible assets primarily consist of non-compete agreements, tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

We periodically evaluate the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. We have no intangibles with indefinite lives.

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

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

Our integrated foreign subsidiaries are financially or operationally dependent on our company. We use the temporal method to translate the accounts of its integrated operations into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in income.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

We conduct business, and file federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. We determine our filing obligations in a jurisdiction in accordance with existing statutory and case law. We may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2019. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of our company’s, or our subsidiaries’, income tax returns for the open taxation years noted above.

Significant management judgment is required in determining the provision for income taxes, and in particular, any valuation allowance recorded against our deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which should reduce taxable income in future periods. The realization of these assets is dependent on generating future taxable income.

We follow the guidance set forth within ASC Topic 740, “Income Taxes” (“ASC Topic 740”) which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

We received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. The amount due as of December 31, 2018 was $156,711 plus penalties and interest of $111,200 for a total obligation due of $267,911. This tax assessment is included in accrued expenses at December 31, 2019 and 2018.

Revenue Recognition

Adoption of New Accounting Guidance on Revenue Recognition

We recognize revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Contract Types

Our contracts fall under three main types: 1) unit-price, 2) fixed-price, and 3) time-and-materials. Unit-price contracts relate to services being performed and paid on a unit basis, such as per mile of construction completed. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working permanently at customer locations and materials costs incurred by those employees.

A significant portion of our revenues come from customers with whom we have a master service agreement (“MSA”). These MSA’s generally contain customer specific service requirements.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For our different revenue service types the performance obligation is satisfied at different times. For professional services revenue, the performance obligation is met when the work is performed. In certain cases this may be each day, or each week depending on the customer. For construction services, the performance obligation is met when the work is completed and the customer has approved the work. Contract assets include unbilled amounts for costs of services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets.

Revenue Service Types

The following is a description of our revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where we deliver distinct contractual deliverables and/or services. Deliverables may include but are not be limited to: engineering drawings, designs, reports and specification. Services may include, but are not be limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where we may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Year Ended December 31, 2019	Year Ended December 31, 2018
Professional Services	$24,006,853	$21,472,410
Construction	10,003,744	13,076,747
Total	$34,010,597	$34,549,157

Revenue by contract duration	Year Ended December 31, 2019	Year Ended December 31, 2018
Short-term	$264,177	$251,735
Long-term	33,746,420	34,297,422
Total	$34,010,597	$34,549,157

Revenue by contract type	Year Ended December 31, 2019	Year Ended December 31, 2018
Unit-price	$5,007,541	$6,786,614
Fixed-price	$4,996,203	$6,290,133
Time-and-materials	24,006,853	21,472,410
Total	$34,010,597	$34,549,157

We also disaggregate our revenue by operating segment and geographic location.

Accounts Receivable

Accounts receivable include amounts from work completed in which we have billed. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Contract Assets and Liabilities

Contract assets include unbilled amounts for costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At December 31, 2019 and 2018, contract assets totaled $461,681 and $1,861,895, respectively.

Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets. At December 31, 2019 and 2018, contract liabilities totaled $704,544 and $271,788, respectively.

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

Stock-based Compensation

We record stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

We account for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

We use the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by our stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Loss Per Share

We compute loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, respectively, we had 286,736 and 57,826 common stock equivalents outstanding.

Leases

We adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, we presented the disclosures which were required under ASC 840.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we uses our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities, Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

We adopted ASU 2016-02 and its amendments and applied the transition provisions as of January 1, 2019, which included recognizing a cumulative-effect adjustment through opening retained earnings as of that date. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, we did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We elected a policy of not recording leases on our consolidated balance sheets when the leases have a term of 12 months or less and we are not reasonably certain to elect an option to purchase the leased asset. We recognize payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. The standard did not materially impact consolidated net income or liquidity.

In June 2018, the FASB issued ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We early adopted ASU 2018-07 on January 1, 2019. The adoption of this ASU did not have a material impact on our consolidated financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or result of operations

Concentrations of Risk

Financial instruments that potentially subject our company to concentrations of credit risk consist principally of cash and accounts receivables. We maintain our cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk.

We provide credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2019, three customers accounted for 27%, 14% and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 43%, 2% and 1%, respectively, of trade accounts receivable as of December 31, 2019. For the year ended December 31, 2018, four customers accounted for 20%, 17%, 16% and 15%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 7%, 23%, 27% and 2%, respectively, of trade accounts receivable as of December 31, 2018.

Our customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 96% of consolidated revenues for the year ended December 31, 2019. Revenues generated from customers in Puerto Rico accounted for approximately 4% of consolidated revenues for the year ended December 31, 2019. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the year ended December 31, 2018. Revenues generated from customers in Puerto Rico accounted for approximately 6% of consolidated revenues for the year ended December 31, 2018.

Fair Value Measurements

We measure and disclose the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2019 and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018, consisted of the following:

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$992,733	$-	$-	$992,733

	Total fair value at December 31, 2018	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$3,166,886	$-	$-	$3,166,886

(1)	We have estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Derivative Liabilities

We account for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. We use estimates of fair value to value our derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. We categorize our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2019 and 2018, we had a derivative liability of $992,733 and $3,166,886, respectively.

Sequencing Policy

Under ASC 815-40-35, we have adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to our inability to demonstrate we have sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to our employees or directors are not subject to the sequencing policy.

Reclassifications

Certain balances in previously issued consolidated financial statements have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net income, or stockholders’ equity.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2019 and 2018.

Our operating results for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Statement of Operations Data:

Revenues	$34,010,597	$34,549,157
Operating expenses	38,365,212	37,088,814
Loss from operations	(4,354,615)	(2,539,657)
Total other (expense) income	(1,275,412)	1,441,581
Net loss attributable to common stockholders	(6,322,330)	(1,847,380)
Net loss per share, basic and diluted	(52.98)	(177.12)
Weighted average common shares outstanding, basic and diluted	119,344	10,430

Our significant balances sheet accounts as of December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Balance Sheet Data:

Cash	$468,819	$620,593
Accounts receivable, net	5,167,261	6,562,182
Total current assets	6,297,880	9,067,352
Goodwill and intangible assets, net	5,583,741	3,771,900
Total assets	12,168,818	12,930,396

Total current liabilities	16,087,912	17,532,321
Total long-term liabilities	28,324	-
Mezzanine equity	1,492,418	1,089,407
Stockholders’ deficit	$(5,439,836)	$(5,691,332)

Revenue

Our revenue decreased from $34,549,157 for the year ended December 31, 2018 to $34,010,597 for the year ended December 31, 2019. The decrease is primarily related to a decrease in sales for the AWS Entities due to decreased sales from a major customer. This decrease is partially offset by having a full year of revenue for the ADEX Entities along with the January 4, 2019 acquisition of TNS.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers. Master Service Agreements (MSAs) generally contain customer-specified service requirements, such as discreet pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration. The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts.

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

Our cost of revenues increased from $29,101,308 for the year ended December 31, 2018 to $29,190,105 for the year ended December 31, 2019. The increase was primarily related to our January 4, 2019 acquisition of TNS and us having a full year of revenue from the ADEX Entities. The increase was partially offset by the decrease in sales from the AWS Entities.

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

General and administrative costs were $4,119,807 for the year ended December 31, 2019 compared to $4,098,777 for the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to a full year of expenses for the ADEX Entities along with the January 4, 2019 acquisition of TNS. The increase was partially offset by our ongoing cost cutting measures.

Salaries and Wages Expenses

Salaries and wages were $4,670,365 for the year ended December 31, 2019 compared to $3,668,298 for the year ended December 31, 2018. The increase during the year ended December 31, 2019 was primarily due to a full year of expenses for the ADEX Entities along with the January 4, 2019 acquisition of TNS.

Net Income (Loss)

Our net loss attributable to common stockholders increased from $1,847,380 for the year ended December 31, 2018 to $6,322,330 for the year ended December 31, 2019. As of December 31, 2019, our stockholders’ deficit was $5,439,836.

Accounts Receivable

We had accounts receivable, net of allowance for doubtful accounts at December 31, 2019 and 2018 of $5,167,261 and $6,562,182, respectively. The decrease in accounts receivable was a result of decreased revenues in the final quarter of 2019 compared to the same period of 2018.

Capital expenditures

We had capital expenditures of $69,822 and $21,288 for the years ended December 31, 2019 and 2018, respectively. We expect our capital expenditures for the 12 months ended December 31, 2020 to increase to some degree. These capital expenditures will be primarily utilized for equipment needed related to fiber operations and office equipment. We expect to fund such capital expenditures out of our working capital.

Goodwill and Indefinite Lived Intangible Assets

Goodwill was $1,905,822 and $1,834,856 as of December 31, 2019 and 2018, respectively.

Goodwill was generated through the acquisitions we have made during 2017, 2018 and 2019. As the total consideration we paid for our completed acquisitions exceeded the value of the net assets acquired, we recorded goodwill for each of our completed acquisitions. At the date of acquisition, we performed a valuation to determine the value of the goodwill and intangible assets, along with the allocation of assets and liabilities acquired. The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

We perform our annual impairment test on December 31st at the reporting unit level, which is consistent with our operating segments. Our reportable segment is infrastructure and professional services. Infrastructure and professional services comprised of the AWS Entities, the ADEX Entities, and TNS. These reporting units are aggregated to form one (1) operating segment and one (1) reportable segment for financial reporting. These reporting units are three (3) reportable segments for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

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

Income Taxes

As of December 31, 2019, we had federal net operating loss carryforwards (“NOL’s”) of $17,212,941 that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss, capital loss and credit carryforwards if we were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of net operating losses capital losses and credits prior to full utilization.

We have not completed a study to assess whether ownership change has occurred as a result of our acquisition of AWS and related issuance of shares. However, as a result of the issuance of common shares in 2017, we believe an ownership change under Sec. 382 may have occurred. As a result of this ownership change, certain of our net operating loss, capital loss and credit carryforwards will expire prior to full utilization. Additionally, further share issuances such as the shares issuances to InterCloud Systems, Inc. may result in additional ownership changes.

We perform an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. Our recent operating results and projections of future income weigh heavily in our overall assessment. Prior to 2017, there were no provisions (or benefits) for income taxes because we had sustained cumulative losses since the commencement of operations.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2019, there was no accrued interest and penalties related to uncertain tax positions.

We are subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Due to our net operating loss carryforwards all years remain open to examination by the major domestic taxing jurisdictions to which we are subject. In addition, all of the net operating loss and credit carryforwards that may be used in future years are still subject to adjustment.

Liquidity and Financial Condition

As of December 31, 2019, our total current assets were $6,297,880 and our total current liabilities were $16,087,912, resulting in a working capital deficit of $9,790,032 compared to working capital deficit of $8,464,969 as of December 31, 2018.

We have suffered recurring losses from operations. The continuation of our company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended December 31,
	2019	2018

Net cash used in operating activities	$(2,217,080)	$(1,489,418)
Net cash (used in) provided by investing activities	$(1,011,415)	$170,128
Net cash provided by financing activities	$3,076,721	$1,910,990
Change in cash	$(151,774)	$591,700

The decrease in cash that we experienced during the year ended December 31, 2019 as compared to the increase in cash during the year ended December 31, 2019 was primarily a result of net cash used in operating activities in 2019 and the 2019 acquisition of TNS. The decrease was partially offset by an increase in cash provided by financing activities. We have not been able to reach the break-even point since our inception and have had to rely on raising capital. We anticipate generating increased revenues over the next year. Over the next 12 months, we anticipate raising additional funds, and we plan to primarily concentrate on our telecommunications business and associated projects along with our anticipated acquisition of WaveTech GmbH.

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

Indebtedness

As of December 31, 2019, the outstanding balances of loans payable to related parties, loans payable and convertible debentures were $3,701,258, $3,578,386 and $2,837,678, respectively, net of debt discounts of $0, $280,174 and $450,231, respectively.

The total outstanding principal balance per the loan agreements due to our debt holders was $10,847,728 at December 31, 2019. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Loans Payable to Related Parties

At December 31, 2019 and 2018, we had outstanding the following loans payable to related parties:

	December 31,
	2019	2018
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	$18,858	$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	130,000	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 13, 2020	85,000	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	80,000	80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	170,000	-
Loan with WaveTech GmbH, 8% interest, matures May 18, 2020	3,000,000	-
Convertible promissory note, InterCloud Systems, Inc., 8% interest, unsecured, matured April 27, 2018	-	1,645,625
Convertible promissory note, InterCloud Systems, Inc., 1% interest, unsecured, matures August 16, 2019, net of debt discount of $0 and $171,557	-	622,392
Convertible promissory note, InterCloud Systems, Inc., 6% interest, unsecured, matured March 27, 2019, net of debt discount of $0 and $286,749	-	1,515,674
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	275,000
Total	$3,701,258	$4,372,549

Additional information on our notes payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Loans Payable

As of December 31, 2019 and 2018, loans payable consisted of the following:

	December 31,
	2019	2018
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180 and $257,194	2,973,458	3,225,821
Promissory note issued to C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	136,424	-
Promissory note issued to Pawn Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $31,365	94,928	-
Promissory note issued to RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $79,087	237,319	-
Total	$3,578,386	$3,362,078

Additional information on our loans payable is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Convertible Debentures

At December 31, 2019 and 2018, we had outstanding the following convertible debentures:

	December 31,	December 31,
	2019	2018
Convertible promissory note, Barn 11, 6% interest, unsecured, matured June 1, 2019, net of debt discount of $0 and $55,000	$594,362	$445,000
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $105,752 and $0	1,461,265	-
Convertible promissory note, Michael Roeske, 6% interest, unsecured, due on demand, net of debt discount of $3,512 and $0	112,488	-
Convertible promissory note, Joel Raven, 6% interest, unsecured, due on demand, net of debt discount of $8,658 and $0	355,342	-
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $24,819	98,181	-
Convertible promissory note, SCS, LLC, 8% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $13,005	38,025	-
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $113,674	34,326	-
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $53,051	15,449	-
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $45,125	12,875	-
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $23,986	99,014	-
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matures November 21, 2020, net of debt discount of $58,648	16,352	-
Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019, net of debt discount of $0 and $1,009,630	-	240,370
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019, net of debt discount of $0 and $172,570	-	123,176
Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019, net of debt discount of $0 and $24,140	-	3,367
Convertible promissory note, RDW Capital, February 21, 2018 assignment	-	50,000
Convertible promissory note, RDW Capital, June 7, 2018 assignment	-	39,375
Convertible promissory note, Silverback Capital, December 3, 2018 assignment	-	50,000
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $9,087	-	69,860
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $41,395	-	37,552
Total	2,837,679	1,058,700

Less: Long-term portion of convertible debentures, net of debt discount	(28,324)	-

Convertible debentures, current portion, net of debt discount	$2,809,355	$1,058,700

Additional information on our convertible debentures is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors consists of five (5) members, all of whom are not considered “independent directors,” as defined in applicable rules of the SEC and NASDAQ. Officers are appointed and serve at the discretion of our board of directors. There are no family relationships among any of our directors or executive officers.

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed

Roger M. Ponder	Chief Executive Officer and Chairman of the Board	67	June 6, 2017
Keith W. Hayter	President and Director	56	June 6, 2017
Dag Arild Valand	Director	54	November 14, 2019
Silas Poel	Chief Operating Officer and Director	35	November 14, 2019
Brynjar N. Meling	Director	53	February 19, 2020

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

Roger M. Ponder, Chief Executive Officer and Chairman of the Board

Mr. Ponder, age 67, has served as a director of our company since April 2017. Mr. Ponder was the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder prior served as Chief Operating Officer of InterCloud Systems, Inc. from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to our company.

We entered into an employment agreement (the “Ponder Agreement”) with Mr. Ponder, effective as of June 1, 2018. The form of the Ponder Agreement was approved by the Board. The Ponder Agreement has a three-year term and will automatically renew for successive one-year terms unless our company or Mr. Ponder elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Ponder will receive a base annual salary of $350,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 7,031 shares of our common stock.

Keith W. Hayter, President and Director

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of our company, effective immediately. Mr. Hayter, age 55, has served as a director of our company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

We entered into an employment agreement (the “Hayter Agreement”) with Mr. Hayter, effective as of June 1, 2018. The Hayter Agreement has a three-year term and will automatically renew for successive one-year terms unless our company or Mr. Hayter elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Hayter will receive a base annual salary of $340,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 6,939 shares of our common stock.

Dag Valand, Director

On November 14, 2019, in connection with our planned acquisition of WaveTech GmbH, Dag Viland was appointed director of our company. Mr. Valand is the CEO and co-founder of WaveTech GmbH. He established the company together with PhD Ove T. Aanensen in 2003 and has since then served as its CEO. Mr. Valand is a civil engineer with over 25 years of international experience in the battery industry, and was one of the first to introduce battery pulsing to the European market. He has been part of several businesses that have proved successful in the market, and also made his mark as founder and director of several businesses, from trade companies to establishing sales companies becoming a market leader in its segment in the country.

Silas Poel, Chief Operating Officer and Director

On November 14, 2019, in connection with our planned acquisition of WaveTech GmbH, Silas Poel was appointed Chief Operating Officer and director of our company. Mr. Poel is COO of WaveTech GmbH. Mr. Poel’s background is in taxation and business administration and he is a Certified IFRS Accountant. Mr. Poel holds a Bachelor (CCI) in Accounting. Mr. Poel has a broad international background in the “clean-tech” arena and is a specialist in establishing and developing companies. He co-founded a private investment office for Asian and European families and managed both the office and investor relations. Mr. Poel also worked as Executive Consultant for a Munich-based Investment Office and supported a Switzerland-based Private Equity Fund as an industry expert. Prior to that, he worked as the Investment Manager in a venture capital arm of a Munich-based investment firm where he built their investment portfolio with a strong focus on energy and water and was responsible for the growth of the companies it contained.

We entered into an employment agreement (the “Poel Agreement”) with Mr. Poel, effective as of November 14, 2019. The Poel Agreement has a three-year term and will automatically renew for successive one-year terms unless our company or Mr. Poel elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Poel will receive a base annual salary of $340,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Poel is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Poel’s base salary for that fiscal year.

Brynjar N. Meling, Director

On February 19, 2020, the Board appointed Brynjar N. Meling as a director of our company, effective immediately. Mr. Meling is one of Norway’s most respected and well-known legal experts. He is the Chairman and owner of the Meling AS law firm in Norway, with offices in Stavanger and Oslo. Mr. Meling previously served as a board member of WaveTech GmbH. Mr. Meling received his law degree from the University of Oslo in 1994.

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

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our Registration Statement filed on Form S-1 filed with the SEC on February 26, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2019 and 2018.

							Changes in
							Pension Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Roger M. Ponder	2019	317,500	—	79,200	—	—	—	6,000	(a)	402,700
Chief Executive Officer	2018	226,000	—	2,109,231	—	—	—	—		2,335,231

Keith W. Hayter	2019	327,500	—	75,600	—	—	—	6,000	(a)	409,100
President	2018	216,000	—	2,084,538	—	—	—	—		2,300,538

(a)	This amount represent a car allowance.

Outstanding Equity Awards at Fiscal Year-End Table

The following table itemizes outstanding equity awards held by the named executive officers as of December 31, 2019.

	Stock Awards
Name	Number of Shares or Units of Stock (#) That Have Not Vested(1)	Stock Award Grant Date	Market Value of Shares or Units of Stock ($) That Have Not Vested
Roger Ponder	3,500	9/28/2018	$682,500	(2, 3)
Keith Hayter	3,500	9/28/2018	682,500	(4, 5)
Roger Ponder	2,031	2/1/2019	79,200	(6, 7)
Keith Hayter	1,938	2/1/2019	75,600	(8, 9)

(1)	Unvested shares of restricted stock are generally forfeited if the named executive officer’s employment terminates, except to the extent otherwise provided for in an employment or award agreement.

(2)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $195.00, which was the closing market price of one share of our common stock on September 28, 2018.

(3)	This restricted stock vested 30% on September 28, 2019 and vests 30% on September 28, 2020 and 40% on September 28, 2021.

(4)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $195.00, which was the closing market price of one share of our common stock on September 28, 2018.

(5)	This restricted stock vested 30% on September 28, 2019 and vests 30% on September 28, 2020 and 40% on September 28, 2021.

(6)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $39.00, which was the closing market price of one share of our common stock on February 1, 2019.

(7)	This restricted stock vested 30% on February 1, 2020 and vests 30% on February 1, 2021 and 40% on February 1, 2022

(8)	The market value of this stock award is computed by multiplying the number of shares of restricted stock granted by $39.00, which was the closing market price of one share of our common stock on February 1, 2019.

(9)	This restricted stock vested 30% on February 1, 2020 and vests 30% on February 1, 2021 and 40% on February 1, 2022.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Roger M. Ponder employee agreement

On June 6, 2017, the Board of Directors (the “Board”) of our company appointed Roger M. Ponder to serve as our Chief Executive Officer, effective immediately. Mr. Ponder, age 67, has served as a director of our company since April 2017. Mr. Ponder has been the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder had served as a member of the board of directors of InterCloud Systems, Inc., and served as its Chief Operating Officer from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to our company.

We entered into an employment agreement (the “Ponder Agreement”) with Mr. Ponder, effective as of June 1, 2018. The form of the Ponder Agreement was approved by the Board. The following is a brief summary of the material terms of the Ponder Agreement.

The Ponder Agreement has a three-year term and will automatically renew for successive one-year terms unless our company or Mr. Ponder elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Ponder will receive a base annual salary of $350,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 7,031 shares of our common stock.

In the event that Mr. Ponder’s employment is terminated without “Cause” or he terminates his employment for “Good Reason” not in connection with a “Change in Control” (as such terms are defined in the Ponder Agreement), our company shall pay to Mr. Ponder an amount equal to the sum of (x) twenty-four (24) months of his base salary at the monthly rate in effect on the date of termination, plus (y) two (2) times his target bonus for the fiscal year in which the termination occurs, an amount equal to any unpaid bonus from the previous year, and all equity-based awards shall vest. In addition, we shall pay Mr. Ponder an amount equal to the cost of continuation of group health coverage under COBRA for 12 months.

The Ponder Agreement contains a non-compete provision during the term of Mr. Ponder’s employment and for a period of one year thereafter. Mr. Ponder would also be prohibited from soliciting customers or clients of our company with whom he dealt during his employment and from soliciting employees of our company for the one-year period.

There are no family relationships between Mr. Ponder and any director or executive officer of our company, and he does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Keith W. Hayter employment agreement

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of our company, effective immediately. Mr. Hayter, age 55, has served as a director of our company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

We entered into an employment agreement (the “Hayter Agreement”) with Mr. Hayter, effective as of June 1, 2018. The form of the Hayter Agreement was approved by the Board. The following is a brief summary of the material terms of the Hayter Agreement.

The Hayter Agreement has a three-year term and will automatically renew for successive one-year terms unless our company or Mr. Hayter elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Hayter will receive a base annual salary of $340,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 6,939 shares of our common stock.

In the event that Mr. Hayter’s employment is terminated without “Cause” or he terminates his employment for “Good Reason” not in connection with a “Change in Control” (as such terms are defined in the Hayter Agreement), our company shall pay to Mr. Hayter an amount equal to the sum of (x) twenty-four (24) months of his base salary at the monthly rate in effect on the date of termination, plus (y) two (2) times his target bonus for the fiscal year in which the termination occurs, an amount equal to any unpaid bonus from the previous year, and all equity-based awards shall vest. In addition, our company shall pay Mr. Hayter an amount equal to the cost of continuation of group health coverage under COBRA for 12 months.

The Hayter Agreement contains a non-compete provision during the term of Mr. Hayter’s employment and for a period of one year thereafter. Mr. Hayter would also be prohibited from soliciting customers or clients of our company with whom he dealt during his employment and from soliciting employees of our company for the one-year period.

There are no family relationships between Mr. Hayter and any director or executive officer of our company, and he does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Silas Poel employee agreement

 We entered into an employment agreement (the “Poel Agreement”) with Mr. Poel, effective as of November 14, 2019. The Poel Agreement has a three-year term and will automatically renew for successive one-year terms unless our company or Mr. Poel elects to terminate the agreement by giving 60 days’ notice prior to the end of the current term. Mr. Poel will receive a base annual salary of $340,000, which may be increased (but not decreased) by the Board (or a committee thereof) in its sole discretion.

In addition, Mr. Poel is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Poel’s base salary for that fiscal year

There are no family relationships between Mr. Poel and any director or executive officer of our company, and he does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Compensation

There was no director compensation during the years ended December 31, 2019 and 2018.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 8, 2020:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

Name of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Common Stock (2)
Roger M. Ponder	Common Stock	14,062	0.8%
Keith W. Hayter	Common Stock	13,877	0.8%
Philip Kuhn	Common Stock	101,520	5.8%
Officers, Directors and 5% or Greater Owners as a Group	Common Stock	129,459	7.5%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 1,736,203 shares of common stock issued and outstanding as of May 8, 2020.

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

Issuance of Shares Pursuant to InterCloud Systems, Inc. Convertible Debentures

On May 6, 2019, we issued 52,538 shares of common stock to InterCloud Systems, Inc. upon the conversion of $2,897,924 of principal and $429,135 of accrued interest pursuant to convertible debentures.

On August 16, 2019, we issued 68,681 shares of common stock to InterCloud Systems, Inc. upon the conversion of $793,894 of principal and $12,063 of accrued interest pursuant to convertible debentures.

As a result of the May 6, 2019 issuance, we determined that InterCloud Systems is a related party. The effective date of the reclassification was January 1, 2018.

Loan with WaveTech GmbH., matures May 18, 2020

In connection with the share purchase agreement with WaveTech GmbH, we were to receive $3,000,000 in cash at or before consummation of the transactions described in the agreement. We received $1,325,895 which was placed into escrow to satisfy the amounts outstanding to WaveTech Global, Inc. We received an additional $1,664,083 during July 2019 to satisfy the $3,000,000 of cash per the share purchase agreement. The remaining $10,022 was recorded as a foreign exchange loss.

As a result of our company acquiring 60% of the outstanding shares of WaveTech GmbH on November 14, 2019, we determined that WaveTech GmbH is a related party. The effective date of the reclassification was January 1, 2019.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended
	December 31,
	2019	2018

Sadler, Gibb & Associates, LLC
Audit Fees	$96,500	$75,000
Audit-Related Fees	30,000	18,500
Tax Fees	-	-
All Other Fees	-	-
Total	$126,500	$93,500

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

None.

SPECTRUM GLOBAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Spectrum Global Solutions Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectrum Global Solutions Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses, experienced negative cash flow from operations, and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

May 14, 2020

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated balance sheets

	December 31,
ASSETS	2019	2018

Current assets:
Cash	$468,819	$620,593
Accounts receivable, net of allowances of $504,785 and $502,868, respectively	5,167,261	6,562,182
Contract assets	461,681	1,861,895
Prepaid expenses and deposits	200,119	22,682
Total current assets	6,297,880	9,067,352

Property and equipment, net of accumulated depreciation of $1,058,973 and $1,020,959, respectively	93,067	61,257
Goodwill	1,905,822	1,834,856
Customer lists, net of accumulated amortization of $440,805 and $187,299, respectively	2,490,024	850,249
Tradenames, net accumulated amortization of $212,226 and $118,810, respectively	1,187,895	1,086,795
Operating lease right-of-use assets	168,384	-
Other assets	25,746	29,887
Total assets	$12,168,818	$12,930,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$4,028,285	$5,200,320
Contract liabilities	704,544	271,788
Loans payable to related parties, net of debt discount of $0 and $458,306, respectively	3,701,258	4,372,549
Loans payable, net of debt discount of $280,174 and $257,194, respectively	3,578,386	3,362,078
Convertible debentures, current portion, net of discount of $352,055 and $1,311,821, respectively	2,809,355	1,058,700
Derivative liability	992,733	3,166,886
Warrant liability	100,000	100,000
Operating lease liabilities	173,351	-
Total current liabilities	16,087,912	17,532,321

Long-term liabilities:
Convertible debentures, net of current portion, net of debt discount of $98,176	28,324	-
Total long-term liabilities	28,324	-

Total liabilities	16,116,236	17,532,321

Commitments and contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 829,427 and 899,427 outstanding as of December 31, 2019 and 2018, respectively	1,007,888	604,877
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2019 and 2018	484,530	484,530
Total mezzanine equity	1,492,418	1,089,407

Stockholders’ deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 195,715 and 25,703 issued and 193,644 and 23,632 outstanding as of December 31, 2019 and 2018, respectively	2	-
Additional paid-in capital	25,255,291	18,681,467
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(30,492,435)	(24,170,105)
Total stockholders’ deficit	(5,439,836)	(5,691,332)

Total liabilities and stockholders’ deficit	$12,168,818	$12,930,396

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of operations

	For the years ended
	December 31,
	2019	2018

Revenue	$34,010,597	$34,549,157

Operating expenses:
Cost of revenues	29,190,105	29,101,308
Depreciation and amortization	384,935	220,431
General and administrative	4,119,807	4,098,777
Salaries and wages	4,670,365	3,668,298
Total operating expenses	38,365,212	37,088,814

Loss from operations	(4,354,615)	(2,539,657)

Other (expenses) income:
Gain on settlement of debt	267,282	884,415
Amortization of discounts on convertible debentures and loans payable	(1,560,657)	(2,768,706)
Gain on change in fair value of derivatives	1,843,935	3,581,071
Interest expense	(1,699,312)	(1,118,353)
Foreign exchange loss	(10,022)	-
Initial derivative expense	(116,638)	-
Gain on extinguishment of preferred stock liability	-	285,855
Gain on disposal of subsidiaries	-	577,299
Total other (expense) income	(1,275,412)	1,441,581

Net loss before income taxes	(5,630,027)	(1,098,076)

Provision for income taxes	204,231	247,558

Net loss	(5,834,258)	(1,345,634)

Less: net loss attributable to the non-controlling interest	-	53,429

Net loss attributable to Spectrum Global Solutions, Inc.	(5,834,258)	(1,292,205)

Less: deemed dividend - Series A preferred stock modification	(488,072)	(191,261)

Less: preferred stock extinguishment	-	(363,914)

Net loss attributable to Spectrum Global Solutions, Inc. common shareholders	$(6,322,330)	$(1,847,380)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders, basic and diluted:	$(52.98)	$(177.12)

Weighted average common shares outstanding, basic and diluted:	119,344	10,430

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of stockholder’s deficit

	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	25,703	$-	$18,681,467	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to Dominion Capital	3,104	-	36,454	-	-	-	36,454
Issuance of common stock to InterCloud Systems	121,019	2	3,381,839	-	-	-	3,381,841
Issuance of common stock to M2B Funding	4,448	-	48,608	-	-	-	48,608
Issuance of common stock to MZ Group for services	2,778	-	37,500	-	-	-	37,500
Issuance of common stock to RDW Capital	4,126	-	304,028	-	-	-	304,028
Issuance of common stock to Silverback Capital	7,700	-	207,052	-	-	-	207,052
Issuance of common stock to Virtual Capital	13,239	-	698,921	-	-	-	698,921
Issuance of common stock to employees pursuant to the conversions of convertible debt	4,667	-	308,000	-	-	-	308,000
Impact of Dominion Capital beneficial conversion feature	-	-	314,228	-	-	-	314,228
Shares issued for services	9,565	-	1,237,194	-	-	-	1,237,194
Cancellation of shares for services	(634)	-	-	-	-	-	-
Deemed dividend - Series A preferred stock modification	-	-	-	-	-	(488,072)	(488,072)
Net loss for the period	-	-	-	-	-	(5,834,258)	(5,834,258)

Ending balance, December 31, 2019	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

	Common stock		Additional paid-in	Common stock	Treasury	Subscriptions	Accumulated	Non-controlling
	Shares	$	Capital	subscribed	stock	receivable	deficit	interest	Total

Balances, January 1, 2018	7,052	$-	$15,909,633	$74,742	$-	$-	$(22,322,725)	$(88,650)	$(6,427,000)

Issuance of common stock to Dominion Capital	176	-	95,040	-	-	-	-	-	95,040
Issuance of common stock to RDW Capital	2,211	-	773,939	-	-	-	-	-	773,939
Issuance of common stock to Silverback Capital	1,073	-	130,325	-	-	-	-	-	130,325
Shares issued upon conversion of preferred shares	652	-	225,887	-	-	-	-	-	225,887
Additional shares issued to Dominion upon conversion of preferred shares	-	-	30,550	-	-	-	-	-	30,550
Pryor Cashman warrant for services	-	-	276,428	-	-	-	-	-	276,428
Shares issued upon conversion of common shares to preferred	(3,618)	-	(207,095)		(277,436)	-	-	-	(484,531)
Shares returned by River North	(277)	-	(167,923)	-	-	222,964	-	-	55,041
Subscriptions receivable	-	-	-	-	-	(222,964)	-	-	(222,964)
Shares issued for services	18,434	-	1,740,427	-	-	-	-	-	1,740,427
Warrant issued to acquire non-controlling interest	-	-	(125,744)	-	-	-	-	(133,254)	(258,998)
Disposal of subsidiaries	-	-	-	-	-	-	-	275,333	275,333
Deemed dividend - Series A preferred stock modification	-	-	-	-	-	-	(152,187)	-	(152,187)
Net loss for the period	-	-	-	-	-	-	(1,695,193)	(53,429)	(1,748,622)

Ending balance, December 31, 2018	25,703	$-	$18,681,467	$74,742	$(277,436)	$-	$(24,170,105)	$-	$(5,691,332)

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of cash flows

	For the years ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(5,834,258)	$(1,345,634)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of derivative liability	(1,843,935)	(3,581,071)
Amortization of discounts on convertible debentures, loans payable, and loans payable to related parties	1,560,657	2,768,706
Depreciation and amortization	384,935	220,431
Shares issued for services	1,274,694	2,016,856
Gain on settlement of debt	(267,282)	(884,415)
Foreign exchange loss (gain)	10,022	(4,712)
Initial derivative expense	116,638	-
Gain on disposal of subsidiaries	-	(577,299)
Derivative warrants issued for services	-	68,536
Gain on extinguishment of preferred stock liability	-	(285,855)
Changes in operating assets and liabilities:
Accounts receivable	1,460,087	43,128
Prepaid expenses and deposits	(137,333)	18,252
Accounts payable and accrued liabilities	(860,735)	1,681,805
Other assets	4,141	4,845
Contract assets	1,477,566	(1,850,556)
Operating lease right-of-use assets	148,215	-
Operating lease liabilities	(143,248)	-
Contract liabilities	432,756	271,788
Due to related parties	-	(54,223)
Net cash used in operating activities	(2,217,080)	(1,489,418)

Cash flows from investing activities:
Net cash paid upon acquisition	(941,593)	(328)
Purchase of equipment	(69,822)	(21,288)
Cash received upon acquisition of subsidiary	-	191,744
Net cash (used in) provided by investing activities	(1,011,415)	170,128

Cash flows from financing activities:
Proceeds from loans payable	28,656,567	1,695,515
Repayments of loans payable	(28,795,279)	(1,723,000)
Proceeds from loans payable to related parties	3,159,978	165,000
Repayments of loans payable to related parties	(112,724)	-
Proceeds from convertible debentures	534,500	2,455,959
Repayments of convertible debentures	(366,321)	(401,524)
Repurchase of preferred shares	-	(280,960)
Net cash provided by financing activities	3,076,721	1,910,990

Net (decrease) increase in cash	(151,774)	591,700

Cash, beginning of period	620,593	28,893

Cash, end of period	$468,819	$620,593

Supplemental disclosures of cash flow information:
Cash paid for interest	$374,737	$758,470
Cash paid for income taxes	$109,099	$-

Non-cash investing and financing activities:
Common stock issued for conversion of loans payable	$4,899,842	$372,993
Common stock issued for conversion of Series A preferred stock	$85,061	$-
Original issue discounts	$581,000	$437,500
Third-party payment of third-party debt	$1,023,365	$-
Addition to principal of convertible debenture due to Barn 11 default	$167,093	$-
Addition to derivative liability due to Barn 11 default	$466,000	$-
Deemed dividend - Series A preferred stock modification	$488,072	$191,261
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$316,599	$-
Accounts payable exchanged for convertible note	$51,030	$-
Assignment of related party debt	$200,000	$-
Original debt discount against derivative liability	$-	$506,630
Convertible notes issued to settle contingent liability	$-	$793,893
Common stock issued to settle accounts payable and debt	$-	$2,640
Net assets acquired in ADEX acquisition	$-	$4,663,800
Warrant issued for non-controlling interest	$-	$133,256
Series A preferred stock issued to settle loans payable and accrued interest	$-	$406,560
Preferred stock issued to settle derivative liabilities	$-	$291,064
Preferred share extinguishment	$-	$363,914
Preferred shares issued with convertible debt	$-	$193,509

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the consolidated financial statements

December 31, 2019

1.	Organization and Going Concern

Spectrum Global Solutions, Inc., (the “Company”) (f/k/a Mantra Venture Group Ltd.) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company reincorporated in the province of British Columbia, Canada.

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

On November 15, 2017, the Company changed its name to “Spectrum Global Solutions, Inc.” and reincorporated in the state of Nevada.

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

During September 2019, the Company formed ADEX Canada, which is included in the ADEX Entities.

The Company’s AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. The Company’s TNS subsidiary is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AWS and ADEX businesses have also incurred losses and experienced negative cash flows from operations during their most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2019, the Company had an accumulated deficit of $30,492,435, and a working capital deficit of $9,790,032. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reverse Stock Split

On April 14, 2020, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the state of Nevada to effect a 1-for-300 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on April 14, 2020 with the state of Nevada, and on April 20, 2020, Financial Industry Regulatory Authority, Inc. (FINRA) made the announcement of the reverse stock split.

The reverse stock split was previously approved by the board of directors and the majority of stockholders of the Company. The reverse stock split was deemed effective at the open of business on April 21, 2020. As a result of the reverse stock split, every three hundred (300) shares of outstanding common stock of the Company as of April 14, 2020 were converted into one (1) share of common stock. Fractional shares resulting from the reverse stock split will be rounded up to the next whole number.

All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-300 reverse stock split. There was no change to the number of authorized shares of common stock or preferred stock of the Company as a result of the reverse stock split. The par value of the Company’s common stock was unchanged at $0.00001 per share post-split.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2019 and 2018 was $504,785 and $502,868, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the years ended December 31, 2019 and 2018.

Intangible Assets

At December 31, 2019 and 2018, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the years ended December 31, 2019 and 2018.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the years ended December 31, 2019 and 2019.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines it’s filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2019. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. The amount due as of December 31, 2018 was $156,711 plus penalties and interest of $111,200 for a total obligation due of $267,911. This tax assessment was included in accrued expenses at December 31, 2019 and 2018.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types the performance obligation is satisfied at different times. For professional services revenue, the performance obligation is met when the work is performed. In certain cases this may be each day, or each week depending on the customer. For construction services, the performance obligation is met when the work is completed and the customer has approved the work. Contract assets include unbilled amounts for costs of services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Year Ended December 31, 2019	Year Ended December 31, 2018
Professional Services	$24,006,853	$21,472,410
Construction	10,003,744	13,076,747
Total	$34,010,597	$34,549,157

Revenue by contract duration	Year Ended December 31, 2019	Year Ended December 31, 2018
Short-term	$264,177	$251,735
Long-term	33,746,420	34,297,422
Total	$34,010,597	$34,549,157

Revenue by contract type	Year Ended December 31, 2019	Year Ended December 31, 2018
Unit-price	$5,007,541	$6,786,614
Fixed-price	$4,996,203	$6,290,133
Time-and-materials	24,006,853	21,472,410
Total	$34,010,597	$34,549,157

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At December 31, 2019 and 2018, contract assets totaled $461,681 and $1,861,895, respectively.

Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets. At December 31, 2019 and 2018, contract liabilities totaled $704,544 and $271,788, respectively.

Cost of Revenues

Cost of revenues includes all direct costs of providing services under the Company’s contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, respectively, the Company had 286,736 and 57,826 common stock equivalents outstanding.

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

The Company adopted ASU 2016-02 and its amendments and applied the transition provisions as of January 1, 2019, which included recognizing a cumulative-effect adjustment through opening retained earnings as of that date. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within selling, administrative and other expenses on a straight-line basis over the lease term. Refer to Note 13, Leases, for additional detail on the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company early adopted ASU 2018-07 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2019, three customers accounted for 27%, 14% and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 43%, 2% and 1%, respectively, of trade accounts receivable as of December 31, 2019. For the year ended December 31, 2018, four customers accounted for 20%, 17%, 16% and 15%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 7%, 23%, 27% and 2%, respectively, of trade accounts receivable as of December 31, 2018.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 96% and 94% of consolidated revenues for the years ended December 31, 2019 and 2018, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 4% and 6% of consolidated revenues for the years ended December 31, 2019 and 2018, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2019 and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018 consisted of the following:

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$992,733	$-	$-	$992,733

	Total fair value at December 31, 2018	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$3,166,886	$-	$-	$3,166,886

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2019 and 2018, the Company had a derivative liability of $992,733 and $3,166,886, respectively.

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

On January 4, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with InterCloud Systems, Inc., a Delaware corporation (“InterCloud”). Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and the Company agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc., an Illinois corporation (“TNS”). The Company closed and completed the acquisition on January 4, 2019. The purpose of the acquisition was to extend the Company’s geographic reach to the Midwest area, as well as extend its client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs.

The purchase price paid by the Company includes $980,000 in cash, paid at closing, and the issuance to InterCloud of a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”).

The Company has performed a valuation analysis of the fair market value of TNS’ assets and liabilities. The fair value of the purchase consideration issued to the sellers of TNS was allocated to the net assets acquired. The Company accounted for the acquisition of TNS as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The excess of the aggregate fair value of the net tangible assets has been allocated to intangible assets, value of customer accounts and tradenames, and the remainder to goodwill. The purchase price allocation was based, in part, on management’s knowledge of TNS’ business.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase consideration
Cash	$980,000
Seller’s note	665,000

Total purchase price	$1,645,000

Allocation of purchase price
Cash	$38,407
Accounts receivable, net	65,166
Other assets	40,104
Contract assets	77,352
Customer lists	1,893,281
Tradenames	194,516
Goodwill	70,966
Accounts payable	(275,331)
Accrued expenses	(459,461)

Net assets acquired	$1,645,000

The following table summarizes the Company’s consolidated results of operations for the years ended December 31, 2019 and 2018, as well as pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018:

	Year ended December 31, 2019		Year ended December 31, 2018
	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$34,010,597	$34,010,597	$34,549,157	$40,251,424
Net loss attributable to common shareholders	(6,322,330)	(6,329,884)	(1,847,380)	(939,566)

Loss per common share, basic and diluted:	(52.98)	(53.04)	(177.12)	(90.08)

4.	Property and Equipment

Property and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Computers and office equipment	$349,271	$329,937
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	177,073
Vehicles	94,356	94,356
Vehicles under capital lease	-	-
Total	1,196,459	1,126,635

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,058,973)	(1,020,959)

Equipment, net	$93,067	$61,257

During the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $38,013 and $21,190, respectively.

5.	Intangible Assets

Intangible assets as of December 31, 2019 and 2018 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at December 31, 2019	Net carrying value at December 31, 2018
Customer relationship and lists	$2,930,829	$440,805	$-	$2,490,024	$850,249
Trade names	1,400,121	212,226	-	1,187,895	1,086,795

Total intangible assets	$4,330,950	$653,031	$-	$3,677,919	$1,937,044

During the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $346,922 and $199,240, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2020	$343,803
2021	343,803
2022	343,803
2023	343,803
2024	343,803
Thereafter	1,958,904
Total	$3,677,919

6.	Related Party Transactions

Unsecured Amounts Due to InterCloud

As of December 31, 2019 and 2018, the Company owed $50,577 and $51,889, respectively, to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

Exchange of Shares of Common Stock for Series B Preferred Stock

On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B preferred stock. Mr. Ponder exchanged 1,809 shares of common stock for an aggregate of 500 shares of Series B preferred stock, and Mr. Hayter exchanged 1,809 shares of common stock for an aggregate of 500 shares of Series B preferred stock. The Company recorded the fair value of the Series B preferred stock of $484,530 as mezzanine equity and reduced common shares and additional paid in capital an equal amount (refer to Note 11, Preferred Stock, for additional information).

InterCloud Related Party Reclassification

During May 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud is a related party. The effective date of the reclassification was January 1, 2018.

WaveTech GmbH Related Party Reclassification

During November 2019, as a result of the Company acquiring 60% of the outstanding shares of WaveTech GmbH (refer to Note 14, Commitments and Contingencies, for additional detail), the Company determined that WaveTech GmbH is a related party. The effective date of the reclassification was January 1, 2019. The transaction is not considered closed for accounting purposes because as of the date of this report the Company has not acquired 90% or more of the outstanding shares of WaveTech GmbH and the Series C preferred stock shares have not been issued.

Loans Payable to Related Parties

As of December 31, 2019 and 2018, the Company had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2019	2018
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	$18,858	$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	130,000	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 13, 2020	85,000	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	80,000	80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	170,000	-
Loan with WaveTech GmbH, 8% interest, matures May 18, 2020	3,000,000	-
Convertible promissory note, InterCloud Systems, Inc., 8% interest, unsecured, matured April 27, 2018	-	1,645,625
Convertible promissory note, InterCloud Systems, Inc., 1% interest, unsecured, matures August 16, 2019, net of debt discount of $0 and $171,557	-	622,392
Convertible promissory note, InterCloud Systems, Inc., 6% interest, unsecured, matured March 27, 2019, net of debt discount of $0 and $286,749	-	1,515,674
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	275,000
Total	$3,701,258	$4,372,549

Promissory note issued to Roger Ponder, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019

On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued is unsecured, was due on November 30, 2018 and bears interest at a rate of 10% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

The note matured on November 30, 2019 and is now due on demand.

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

The note matured on November 30, 2019 and is now due on demand.

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

Convertible promissory note, InterCloud Systems, Inc, 8% interest, unsecured, matured April 27, 2018

On April 27, 2017, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the unsecured note accrued at a rate of 8% per annum. All principal and accrued interest under the unsecured note was due one year following the issue date of the unsecured note and was convertible into shares of common stock at a conversion price equal to 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $1,174,000 resulted in a discount to the note payable of $943,299. On December 15, 2017, February 14, 2018, February 21, 2018, June 7, 2018, January 24, 2019, and March 15, 2019 the holder of the convertible promissory note entered into agreement to sell and assign a total of $105,000, $105,000, $105,000, $39,375, $100,000 and $100,000 of the outstanding principal, respectively to a third party. The Company approved and was bound by the assignment and sale agreement. As a result of the assignment, the conversion price for the total of $354,375 of notes assigned was equal to the lesser 70% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $2,400.00. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. Refer to Note 8, Convertible Debentures, for additional information on the assignments.

On May 6, 2019, the remaining principal balance of $1,445,625 was converted into shares of the Company’s common stock through an automatic forced conversion (refer to Note 10, Common Stock, for additional information). As a result of the conversion, the Company recorded a gain on settlement of debt of $252,261 to the consolidated statement of operations for the year ended December 31, 2019.

Convertible promissory note, InterCloud Systems, Inc, 1% interest, unsecured, matures August 16, 2019

On February 16, 2018, the Company issued InterCloud a convertible note with a principal amount of $793,894 to settle a contingent liability of $793,894 owed to InterCloud as a result of the acquisition of AWS. The note was originally due on August 16, 2019 and bore interest at 1% per annum. The note was convertible into common shares of the Company at a conversion price equal to the 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging” (refer to Note 9, Derivative Liabilities, for additional information on embedded conversion features). The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000.

On August 16, 2019, the remaining principal balance of $793,894 was converted into shares of the Company’s common stock through an automatic forced conversion (refer to Note 10, Common Stock, for additional information). As a result of the conversion, the Company recorded a loss on settlement of debt of $182,128 to the consolidated statement of operations for the year ended December 31, 2019.

Convertible promissory note, InterCloud Systems, Inc, 6% interest, unsecured, matured March 27, 2019

On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the ADEX note accrued at a rate of 6% per annum. All principal and accrued interest under the ADEX note was due one year following the issue date of the ADEX note and was convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $1 (the “Floor”), unless the note was in default, at which time the Floor would have terminated.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $2,455,000 resulted in a discount to the note payable of $639,000.

On September 26, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $75,000 of the outstanding principal to a third party. The Company approved and was bound by the assignment and sale agreement. As a result of the assignment, the assigned note bore interest at 5% and the conversion price for the $75,000 of notes assigned was equal to the lesser 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $2,400.00. On December 3, 2018, the holder of the convertible promissory note entered into agreement to sell and assign a total of $50,000 of the outstanding principal to a third party. The Company accounted for the assignments in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the assignment as a debt extinguishment and adjusted the fair value of the derivative to its fair value on the assignment date. Refer to Note 8, Convertible Debentures, for additional information on the assignments.

During the year ended December 31, 2019, the Company repaid $55,124 of principal outstanding.

During the year ended December 31, 2019, the principal amount was reduced by $295,000 as a result of a working capital adjustment.

On May 6, 2019, the remaining principal balance of $1,452,299 was converted into shares of the Company’s common stock through an automatic forced conversion (refer to Note 10, Common Stock, for additional information). As a result of the conversion, the Company recorded a loss on settlement of debt of $1,473,560 to the consolidated statement of operations for the year ended December 31, 2019.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

In connection with the acquisition of ADEX from InterCloud, $500,000 of the purchase price was retained by the Company to satisfy any outstanding liabilities of ADEX incurred prior to the closing date.

During the year ended December 31, 2018, the Company repaid $225,000 of this amount. During the year ended December 31, 2019, the Company repaid $57,600 of this amount.

As of December 31, 2019, principal of $217,400 remains outstanding.

Loan with WaveTech GmbH., 8% interest, matures May 18, 2020

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German Corporation (refer to Note 14, Commitments and Contingencies, for additional detail). In connection with the share purchase agreement, the Company was to receive $3,000,000 in cash at or before consummation of the transactions described in the agreement. The Company received $1,325,895 which was placed into escrow to satisfy the amounts outstanding to WaveTech Global, Inc. The Company received an additional $1,664,083 during July 2019 to satisfy the $3,000,000 of cash per the share purchase agreement. The remaining $10,022 was recorded as a foreign exchange loss in the consolidated statement of operations for the year ended December 31, 2019. The loan bears interest at a rate of 8% per annum.

On November 14, 2019, the Company acquired 60% of the outstanding shares of WaveTech GmbH (refer to Note 14, Commitments and Contingencies, for additional detail). As a result, the $1,325,895 in escrow was returned to the Company.

7.	Loans Payable

As of December 31, 2019 and 2018, the Company had outstanding the following loans payable:

	December 31,	December 31,
	2019	2018
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180 and $257,194	2,973,458	3,225,821
Promissory note issued to C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	136,424	-
Promissory note issued to Pawn Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $31,365	94,928	-
Promissory note issued to RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $79,087	237,319	-
Total	$3,578,386	$3,362,078

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of December 31, 2019 and 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of December 31, 2019 and 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of December 31, 2019 and 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of December 31, 2019 and 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of December 31, 2019 and 2018. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 167 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of December 31, 2019 and 2018.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of December 31, 2019 and 2018.

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

In connection with the financing, on October 10, 2018, the Company also issued a warrant to purchase 380 shares of the Company’s common stock at $375.00 per share for three years. The fair value of the warrants of $87,410 and $190,000 of debt issuance costs resulted in a discount to the note payable of $277,410. At December 31, 2018, the Company owed $3,483,015 pursuant to this agreement and will record accretion equal to the debt discount of $257,194 over the remaining term of the note.

During the year ended December 31, 2019, the Company received an aggregate of $26,772,037 and repaid an aggregate of $27,132,642, for a net repaid amount of $360,605. At December 31, 2019, the Company owed $3,122,638 pursuant to this agreement and was to record accretion equal to the debt discount of $149,180 over the remaining term of the note.

On February 11, 2020, pursuant to an assignment and consent agreement, Heritage sold, transferred and assigned to Bay View Funding all of Heritage’s right, title, and interest in the loan and security agreement (refer to Note 17, Subsequent Events, for additional detail).

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

On February 1, 2019, the Company fully repaid the Financing Agreement. As a result, the amount owed at December 31, 2019 was $0.

Loan with WaveTech Global, Inc., matured April 28, 2019

On February 4, 2019, the Company entered into a share purchase agreement with WaveTech Global. This agreement included a promissory note in the principal amount of $1,325,895, which matured on April 28, 2019. On July 9, 2019, the share purchase agreement was terminated. As a result, the Company placed the amount due to WaveTech Global into escrow using cash received from the WaveTech GmbH share purchase agreement (refer to Note 14, Commitments and Contingencies for additional detail). In connection with the WaveTech GmbH transaction dated November 14, 2019, the escrow amount was returned to the Company.

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

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement.

At December 31, 2019, the Company owed $156,696 pursuant to this agreement and will record accretion equal to the debt discount of $20,272 over the remaining term of the note.

Loan with Pawn Funding

On December 10, 2019, the Company, together with its subsidiaries, AWS, ADEX, and TNS (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $135,000 for a purchase price of $100,000. The Company received cash of $97,000 and recorded a debt discount of $38,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $4,219 each week based upon an anticipated 15% of its future receivables until such time as $135,000 has been paid, a period Pawn Funding and the Financing Parties estimate to be approximately eight months. In the event that the Financing Agreement is paid off earlier than eight months, there is to be a discount to the sum owed. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the year ended December 31, 2019, the Company paid $8,437 of the original balance under the agreement.

At December 31, 2019, the Company owed $126,563 pursuant to this agreement and will record accretion equal to the debt discount of $31,635 over the remaining term of the note.

Loan with RDM Capital Funding

On December 10, 2019, the Company, together with its subsidiaries, AWS, ADEX, and TNS (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with RDM Capital Funding. Under the Financing Agreement, the Financing Parties sold to RDM Capital Funding future receivables in an aggregate amount equal to $337,500 for a purchase price of $250,000. The Company received cash of $242,500 and recorded a debt discount of $95,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay RDM Capital Funding $10,574 each week based upon an anticipated 3% of its future receivables until such time as $337,500 has been paid, a period RDM Capital Funding and the Financing Parties estimate to be approximately eight months. In the event that the Financing Agreement was paid off earlier than eight months, there was to be a discount to the sum owed. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the year ended December 31, 2019, the Company paid $21,094 of the original balance under the agreement.

At December 31, 2019, the Company owed $316,406 pursuant to this agreement and was to record accretion equal to the debt discount of $79,087 over the remaining term of the note.

During the period of January 1, 2020 through May 8, 2020, the Company repaid the full balance. This payment included the discount described above (refer to Note 17, Subsequent Events, for additional detail).

8.	Convertible Debentures

As of December 31, 2019 and 2018, the Company had outstanding the following convertible debentures:

	December 31,	December 31,
	2019	2018
Convertible promissory note, Barn 11, 6% interest, unsecured, matured June 1, 2019, net of debt discount of $0 and $55,000	$594,362	$445,000
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $105,752 and $0	1,461,265	-
Convertible promissory note, Michael Roeske, 6% interest, unsecured, due on demand, net of debt discount of $3,512 and $0	112,488	-
Convertible promissory note, Joel Raven, 6% interest, unsecured, due on demand, net of debt discount of $8,658 and $0	355,342	-
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $24,819	98,181	-
Convertible promissory note, SCS, LLC, 8% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $13,005	38,025	-
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $113,674	34,326	-
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $53,051	15,449	-
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $45,125	12,875	-
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $23,986	99,014	-
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matures November 21, 2020, net of debt discount of $58,648	16,352	-
Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019, net of debt discount of $0 and $1,009,630	-	240,370
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019, net of debt discount of $0 and $172,570	-	123,176
Convertible promissory note, Silverback, 8% interest, unsecured, matures December 4, 2019, net of debt discount of $0 and $24,140	-	3,367
Convertible promissory note, RDW Capital, February 21, 2018 assignment	-	50,000
Convertible promissory note, RDW Capital, June 7, 2018 assignment	-	39,375
Convertible promissory note, Silverback Capital, December 3, 2018 assignment	-	50,000
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $9,087	-	69,860
Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019, net of debt discount of $0 and $41,395	-	37,552
Total	2,837,679	1,058,700

Less: Long-term portion of convertible debentures, net of debt discount	(28,324)	-

Convertible debentures, current portion, net of debt discount	$2,809,355	$1,058,700

Convertible promissory note, Barn 11, 6% interest, unsecured, matured June 1, 2019

On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 417 shares of common stock of the Company at an exercise price of $480.00 per share to Barn 11. The exercise price of the warrant was to reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock was less than $480.00 on July 31, 2018. The note was due on January 15, 2019, and in February 2019, the maturity date was extended to June 1, 2019, and bears interest at 6% per annum. The note is convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $300.00 (the “Floor”), unless the note is in default, at which time the Floor terminates.

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

During the year ended December 31, 2019, the Company paid $25,000 of principal. The Company owed $594,362 as of December 31, 2019.

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

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued interest under the secured note was originally due on October 23, 2019 and was convertible into shares of the Company’s common stock at a fixed conversion price of $300.00. While during the first three months that the secured note is outstanding, only interest payments were due to the lender, beginning in month four, and on each monthly anniversary thereafter until maturity, amortization payments were due for principal and interest due under the secured note. The secured note included customary events of default, including non-payment of the principal or accrued interest due on the secured note. Upon an event of default, all obligations under the secured note would become immediately due and payable.

If the Company issued any common stock or common stock equivalents at an effective price per share less than $300.00 then the conversion price of the note would be reduced to the lower price. As long as the note was not in default the Company could repay the note at 110% of the outstanding principal amount. If the Company defaulted upon the note it would accrue interest at 18% per annum.

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

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note was originally due on May 18, 2019. The secured note was convertible into shares of the Company’s common stock at a fixed conversion price of $300.00 per share. Interest was payable monthly on the 18th of each month. While interest payments were to be made in cash during the first six months that the secured note was outstanding, beginning in month seven, and on each monthly anniversary thereafter until maturity, the Company had the option to pay interest payments in stock, subject to certain equity conditions being satisfied. Any payment of interest or principal scheduled after December 1, 2018 that was made in cash would be subject to a 5% prepayment premium. Any other prepayment is subject to a 10% premium. The secured note included customary events of default, including non-payment of the principal or accrued interest due on the secured note and cross default to other notes owing to the investor. Upon an event of default, all obligations under the secured note and other notes owing to the investor would become immediately due and payable. In connection with the issuance of the secured note, the Company issued the investor 496,101 shares of Series A Preferred Stock with a fair value of $193,509 which was expensed. The investor was granted a right to participate in future financing transactions of the Company while the secured note remains outstanding.

If the Company issued any common stock or common stock equivalents at an effective price per share less than $300.00 then the conversion price of the note would be reduced to the lower price. As long as the note is not in default the Company could repay the note at 110% of the outstanding principal amount. If the Company defaulted upon the note it would accrue interest at 18% per annum.

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

Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020

On April 17, 2019, Dominion Capital exchanged the notes described in the “Convertible promissory note, Dominion Capital, 18% interest, secured, matures October 23, 2019” and “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures May 18, 2019” sections above into a new note (the “Exchange Note”) with a principal amount of $1,571,134. Interest accrues on the new note at 12% per annum. All principal and accrued interest under the Exchange Note is due on October 17, 2020 and is convertible into shares of the Company’s common stock. The conversion price in effect on the date such conversion is effected shall be equal to (i) initially, $30.00 or (ii) on or after the date of the closing of the next public or private offering of equity or equity-linked securities of the Company in which the Company receives gross proceeds in an amount greater than $100,000, one hundred and five percent (105%) of the price of the common stock issuable in the offering. While during the first six months that the Exchange Note is outstanding, only interest payments are due to the holder, beginning in October 2019, and on each monthly anniversary thereafter until maturity, amortization payments are due for principal and interest due under the Exchange Note. The Exchange Note includes customary events of default, including non-payment of the principal or accrued interest due on the Exchange Note. Upon an event of default, all obligations under the Exchange Note will become immediately due and payable. The Holder was granted a right to participate in future financing transactions of the Company while the Exchange Note remains outstanding.

As a result of the beneficial conversion feature associated with the Dominion notes, $314,228 was added to additional paid-in capital during the year ended December 31, 2019. In connection with the exchange, the Company recorded a loss on settlement of debt of $904,469 on the consolidated statement of operations for the year ended December 31, 2019.

The Company was to begin making principal payments in equal installments beginning on October 1, 2019. On October 22, 2019, the Company reached an agreement with Dominion Capital to postpone the principal payments. In exchange for the extension, the Company will pay to Dominion Capital an extension fee equal to 14% of the postponed payments. As a result of this agreement, the Company added $47,731 of principal to note during the year ended December 31, 2019.

During the year ended December 31, 2019, the Company paid $51,848 of principal. The Company owed $1,567,017 as of December 31, 2019 and will record accretion equal to the debt discount of $105,752 over the remaining term of the note.

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

During the year ended December 31, 2019, Silverback converted $27,500 of principal into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the balance of the note was $0 as of December 31, 2019.

Convertible promissory note issued in connection with the acquisition of TNS, Inc.

On January 4, 2019, as part of the acquisition described in Note 3, Acquisition of TNS, Inc., the Company issued to InterCloud a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”). The interest on the outstanding principal due under the Note accrued at a rate of 6% per annum. All principal and accrued interest under the Note was due January 30, 2020, and was convertible, at any time at InterCloud’s election, into shares of common stock of the Company at a conversion price equal to the greater of 75% of the lowest volume-weighted average price during the 10 trading days immediately preceding the date of conversion and $30.00.

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

Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, January 30, 2020

On January 28, 2019, InterCloud assigned $186,000 of the note issued in connection with the acquisition of TNS to Michael Roeske. The note accrues interest at a rate of 6% per annum and had a maturity date of January 30, 2020.

During the year ended December 31, 2019, Mr. Roeske converted $70,000 of principal of the note into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At December 31, 2019, the Company owed $116,000 pursuant to this agreement and will record accretion equal to the debt discount of $3,512 over the remaining term of the note.

The note matured on January 30, 2020 and is now due on demand.

Convertible promissory note, Joel Raven, 6% interest, unsecured, matures January 30, 2020

On January 28, 2019, InterCloud assigned $434,000 of the note issued in connection with the acquisition of TNS to Joel Raven. The note accrues interest at a rate of 6% per annum and had a maturity date of January 30, 2020.

During the year ended December 31, 2019, Mr. Raven converted $70,000 of principal of the note into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

At December 31, 2019, the Company owed $364,000 pursuant to this agreement and will record accretion equal to the debt discount of $8,658 over the remaining term of the note.

The note matured on January 30, 2020 and is now due on demand.

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

The interest on the outstanding principal due under the secured note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note was originally due on August 2, 2020. The secured note was convertible into shares of the Company’s common stock at 71% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date. The conversion price had a floor of $3.00 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $28,000 resulted in an additional discount to the note payable of $28,000, for a total debt discount of $39,000.

At December 31, 2019, the Company owed $123,000 pursuant to this agreement and was to record accretion equal to the debt discount of $24,819 over the remaining term of the note.

Between January 1, 2020 and May 8, 2020, the holder of the note converted the full principal amount of the note along with the accrued interest (refer to Note 17, Subsequent Events, for additional detail).

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

The interest on the outstanding principal due under the note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the note is due on October 24, 2020. The note is convertible into shares of the Company’s common stock at 71% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date. The conversion price has a floor of $3.00 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $20,000 resulted in an additional discount to the note payable of $20,000, for a total debt discount of $31,000.

At December 31, 2019, the Company owed $123,000 pursuant to this agreement and will record accretion equal to the debt discount of $23,986 over the remaining term of the note.

Convertible promissory note, SCS, LLC, 8% interest, unsecured, matured March 30, 2020

On September 1, 2019, the Company entered into and closed on a Securities Purchase Agreement with SCS, LLC, pursuant to which the Company issued to SCS, LLC an unsecured convertible promissory note in the aggregate principal amount of $51,030 in exchange for rent.

The interest on the outstanding principal due under the unsecured note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note and has a maturity date of March 30, 2020. The secured note is convertible into shares of the Company’s common stock at 75% of the lowest average VWAP in the 15 trading days prior to the conversion date. The conversion price has a floor of $1.50 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $29,000 resulted in a discount to the note payable of $29,000.

At December 31, 2019, the Company owed $51,030 pursuant to this agreement and will record accretion equal to the debt discount of $13,005 over the remaining term of the note.

The note matured on March 30, 2020 and is now due on demand.

Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020

On September 17, 2019, the Company entered into and closed on a Securities Purchase Agreement with Power Up Lending Group LTD. (“Power Up Lending”), pursuant to which the Company issued to Power Up Lending a convertible promissory note in the aggregate principal amount of $148,000 for an aggregate purchase price of $135,000. The Company received the cash on October 1, 2019.

The interest on the outstanding principal due under the note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the note is due on September 17, 2020. The note is convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 15 trading days prior to and including the conversion date. The conversion price has a floor of $1.50 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $159,000 resulted in an additional discount to the note payable of $135,000, for a total debt discount of $148,000. The remaining $24,000 of the initial fair value of the conversion feature was recorded as initial derivative expense on the consolidated statement of operations for the year ended December 31, 2019.

At December 31, 2019, the Company owed $148,000 pursuant to this agreement and will record accretion equal to the debt discount of $113,674 over the remaining term of the note.

Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021

On October 22, 2019, the Company entered into and closed on a Securities Purchase Agreement with Power Up Lending Group LTD. (“Power Up Lending”), pursuant to which the Company issued to Power Up Lending a convertible promissory note in the aggregate principal amount of $68,500 for an aggregate purchase price of $60,000.

The interest on the outstanding principal due under the note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the note is due on January 22, 2021. The note is convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 15 trading days prior to and including the conversion date. The conversion price has a floor of $1.50 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $56,000 resulted in an additional discount to the note payable of $56,000, for a total debt discount of $64,500.

At December 31, 2019, the Company owed $68,500 pursuant to this agreement and will record accretion equal to the debt discount of $53,051 over the remaining term of the note.

Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021

On November 27, 2019, the Company entered into and closed on a Securities Purchase Agreement with Power Up Lending Group LTD. (“Power Up Lending”), pursuant to which the Company issued to Power Up Lending a convertible promissory note in the aggregate principal amount of $58,000 for an aggregate purchase price of $50,000.

The interest on the outstanding principal due under the note accrues at a rate of 8% per annum. All principal and accrued but unpaid interest under the note is due on February 26, 2021. The note is convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 15 trading days prior to and including the conversion date. The conversion price has a floor of $1.50 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $43,000 resulted in an additional discount to the note payable of $43,000, for a total debt discount of $51,000.

At December 31, 2019, the Company owed $58,000 pursuant to this agreement and will record accretion equal to the debt discount of $45,126 over the remaining term of the note.

Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matures November 21, 2020

On November 12, 2019, the Company entered into and closed on a Securities Purchase Agreement with Crown Bridge Partners, LLC, pursuant to which the Company issued to Crown Bridge Partners, LLC a convertible promissory note in the aggregate principal amount of $225,000 for an aggregate purchase price of $202,500. The Company received the first tranche of $75,000 on November 21, 2019 for an aggregate purchase price of $65,500. The Company also issued a warrant equal to the face amount of the note with a term of three years to purchase 2,500 shares of common stock at an exercise price of $30.00 per share.

The interest on the outstanding principal due under the first tranche of the note accrues at a rate of 10% per annum. All principal and accrued but unpaid interest under the first tranche of the note is due on November 21, 2020. The first tranche of the note is convertible into shares of the Company’s common stock at 60% of the average of the three lowest VWAPs in the 20 trading days prior to and including the conversion date.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion option feature of $138,000 and warrant feature of $20,138 resulted in an additional discount to the note payable of $65,500, for a total debt discount of $75,000. The remaining $92,638 of the initial fair value of the conversion feature was recorded as initial derivative expense on the consolidated statement of operations for the year ended December 31, 2019.

At December 31, 2019, the Company owed $75,000 pursuant to this agreement and will record accretion equal to the debt discount of $58,648 over the remaining term of the note.

Convertible promissory note, M2B Funding, 12% interest, unsecured, matures March 15, 2019

On July 3, 2018, the Company entered into and closed on a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued to the investor a senior secured convertible promissory note in the aggregate principal amount of $78,947 for an aggregate purchase price of $75,000.

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note was due on March 15, 2019. The secured note was convertible into shares of the Company’s common stock at the greater of $240.00 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

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

During the year ended December 31, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $2,300 in the consolidated statement of operations.

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

The interest on the outstanding principal due under the secured note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note was due on March 15, 2019. The secured note was convertible into shares of the Company’s common stock at the greater of $300.00 or 75% of the lowest VWAP in the 10 trading days prior to conversion.

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

During the year ended December 31, 2019, the Company repaid the note in full and recognized a loss on settlement of debt of $90,000 in the consolidated statement of operations.

Assignments of Convertible Related Party Debt to RDW Capital LLC

On February 21, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $105,000 of the outstanding principal to a third party. During the year ended December 31, 2018, $55,000 of the note was converted. During the year ended December 31, 2019, the remaining $50,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

On June 7, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $39,375 of the outstanding principal to a third party. During the year ended December 31, 2019, the full $39,375 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

Assignments of Convertible Related Party Debt to Silverback

On September 26, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreement to sell and assign a total of $75,000 of the outstanding principal to a third party. The Company approved and is bound by the assignment and sale agreement. As a result of the assignment, the assigned note bore interest at 5% and the conversion price for the $75,000 of notes assigned was equal to the lesser 75% of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion and $2,400.00. During the year ended December 31, 2018, the full $75,000 was converted into shares of the Company’s common stock.

On December 3, 2018, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $50,000 of the outstanding principal to a third party. During the year ended December 31, 2019, the full $50,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

Assignments of Convertible Related Party Debt to Virtual Capital

On January 24, 2019 and March 15, 2019, the holder of the convertible promissory note described in Note 6, Related Party Transactions, entered into agreements to sell and assign a total of $200,000 of the outstanding principal to a third party. During the year ended December 31, 2019, the full $200,000 was converted into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information).

9.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 12, Share Purchase Warrants and Stock Options. As of December 31, 2019, the derivative liability balance of $992,733 was comprised of $801,000 of derivatives related to the Company’s convertible debentures, ad $191,732 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Balance at the beginning of the period	$3,166,886	$4,749,712
Original discount limited to proceeds of notes	376,500	2,839,369
Conversion of derivative liability	(1,281,888)	(678,142)
Repayment of convertible note	(164,468)	(310,041)
Change in fair value of embedded conversion option	(1,843,935)	(6,049,473)
Derivative issued as part of acquisition	189,000	302,800
Fair value of derivative liabilities in excess of notes proceeds received	116,638	2,274,892
Addition to derivative due to default penalty	466,000	-
Impact of note extinguishment	(32,000)	-
Derivative warrants issued for services and to acquire non-controlling interest	-	328,833
Derivative liability settled through the issuance of preferred stock	-	(291,064)
Balance at the end of the period	$992,733	$3,166,886

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2018	172 - 381%	2.45 - 2.63%	0%	0.04 - 2.78
At December 31, 2019	230 - 304%	1.55 - 1.75%	0%	0.25 - 1.16

10.	Common Stock

Authorized Shares

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001. The reverse stock split discussed in Note 2, Significant Accounting Policies, did not change the number of authorized shares of the Company’s common stock.

Treasury Stock

The Company holds 2,071 common shares in treasury at a cost of $277,436.

Issuance of Shares Pursuant to RDW Capital LLC Convertible Debentures

On January 3, 2018, the Company issued 342 shares of common stock to RDW Capital LLC upon the conversion of $67,703 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On March 30, 2018, the Company issued 110 shares of common stock to RDW Capital LLC upon the conversion of $25,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 18, 2018, the Company issued 57 shares of common stock to RDW Capital LLC upon the conversion of $12,297 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 3, 2018, the Company issued 93 shares of common stock to RDW Capital LLC upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 24, 2018, the Company issued 70 shares of common stock to RDW Capital LLC upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On July 18, 2018, the Company issued 93 shares of common stock to RDW Capital LLC upon the conversion of $15,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 20, 2018, the Company issued 100 shares of common stock to RDW Capital LLC upon the conversion of $15,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On September 5, 2018, the Company issued 68 shares of common stock to RDW Capital LLC upon the conversion of $15,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On October 19, 2018, the Company issued 208 shares of common stock to RDW Capital LLC upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On November 13, 2018, the Company issued 295 shares of common stock to RDW Capital LLC upon the conversion of $25,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 4, 2018, the Company issued 219 shares of common stock to RDW Capital LLC upon the conversion of $10,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 17, 2018, the Company issued 236 shares of common stock to RDW Capital LLC upon the conversion of $10,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 27, 2018, the Company issued 320 shares of common stock to RDW Capital LLC upon the conversion of $10,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On January 14, 2019, the Company issued 370 shares of common stock to RDW Capital LLC upon the conversion of $10,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On February 7, 2019, the Company issued 575 shares of common stock to RDW Capital LLC upon the conversion of $12,500 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On February 12, 2019, the Company issued 1,000 shares of common stock to RDW Capital LLC upon the conversion of $21,750 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On March 7, 2019, the Company issued 1,922 shares of common stock to RDW Capital LLC upon the conversion of $39,375 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 21, 2019, the Company issued 259 shares of common stock to RDW Capital LLC upon the conversion of $5,750 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Silverback Capital Convertible Debentures

On September 28, 2018, the Company issued 100 shares of common stock to Silverback Capital upon the conversion of $9,833 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On October 25, 2018, the Company issued 134 shares of common stock to Silverback Capital upon the conversion of $13,008 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On November 8, 2018, the Company issued 200 shares of common stock to Silverback Capital upon the conversion of $18,206 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On November 26, 2018, the Company issued 250 shares of common stock to Silverback Capital upon the conversion of $18,206 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 12, 2018, the Company issued 389 shares of common stock to Silverback Capital upon the conversion of $17,858 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On January 14, 2019, the Company issued 334 shares of common stock to Silverback Capital upon the conversion of $9,746 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On January 28, 2019, the Company issued 667 shares of common stock to Silverback Capital upon the conversion of $15,552 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On February 11, 2019, the Company issued 1,059 shares of common stock to Silverback Capital upon the conversion of $24,697 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 17, 2019, the Company issued 667 shares of common stock to Silverback Capital upon the conversion of $13,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On July 2, 2019, the Company issued 1,000 shares of common stock to Silverback Capital upon the conversion of $8,500 of principal and $290 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 29, 2019, the Company issued 2,167 shares of common stock to Silverback Capital upon the conversion of $6,000 of principal and $338 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On October 21, 2019, the Company issued 1,806 shares of common stock to Silverback Capital upon the conversion of $627 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Virtual Capital Convertible Debentures

On February 7, 2019, the Company issued 3,572 shares of common stock to Virtual Capital upon the conversion of $75,000 of principal and $7,499 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 1, 2019, the Company issued 4,667 shares of common stock to Virtual Capital upon the conversion of $70,000 of principal and $6,930 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 25, 2019, the Company issued 5,000 shares of common stock to Virtual Capital upon the conversion of $55,000 of principal and $19,998 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to InterCloud Convertible Debentures

On May 6, 2019, the Company issued 52,358 shares of common stock to InterCloud upon the conversion of $2,897,924 of principal and $429,135 of accrued interest pursuant to the convertible debentures described in Note 6, Related Party Transactions.

On August 16, 2019, the Company issued 68,661 shares of common stock to InterCloud upon the conversion of $793,894 of principal and $12,063 of accrued interest pursuant to the convertible debentures described in Note 6, Related Party Transactions.

Issuance of Shares Pursuant to Employee Convertible Debentures

On February 14, 2019, the Company issued 4,667 shares of common stock to employees of the Company upon the conversion of $140,000 principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Dominion Capital Convertible Debentures

On March 12, 2018, the Company issued 176 shares of common stock to Dominion Capital upon the conversion of $33,000 of principal and $2,640 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On May 2, 2018, the Company issued 206 shares of common stock to RiverNorth Capital Management upon the conversion of 27,188 shares of Series A preferred stock with a stated value of $1 per share.

On May 18, 2018, the Company issued 221 shares of common stock to RiverNorth Capital Management upon the conversion of 19,945 shares of Series A preferred stock with a stated value of $1 per share.

On June 22, 2018, the Company issued 57 shares of common stock to Dominion Capital upon the conversion of 13,622 shares of Series A preferred stock with a stated value of $1 per share.

On July 2, 2018, the Company issued 168 shares of common stock to M2B Funding upon the conversion of 47,520 shares of Series A preferred stock with a stated value of $1 per share.

On August 26, 2019, the Company issued 880 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On August 30, 2019, the Company issued 1,112 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 18, 2019, the Company issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 27, 2019, the Company issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 15, 2019, the Company issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 21, 2019, the Company issued 1,112 shares of common stock to Dominion Capital upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On October 24, 2019, the Company issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of Shares for Services

On September 28, 2018, the Company issued 16,700 shares of common stock to employees and directors of the Company in exchange for services for the Company.

On October 9, 2018, the Company issued 1,734 shares of common stock to employees and directors of the Company in exchange for services for the Company.

On February 1, 2019, the Company issued 9,565 shares of common stock to employees and directors of the Company in exchange for services for the Company.

On July 18, 2019, the Company issued 2,778 shares of common stock to MZ Group in exchange for services for the Company.

As of December 31, 2019, there was $2,137,874 of stock compensation expense that had not yet vested.

Cancellation of Shares for Services

On April 12, 2019, the Company cancelled 300 shares of common stock issued to former employees for services.

On May 22, 2019, the Company cancelled 100 shares of common stock issued to former employees for services.

On June 18, 2019, the Company cancelled 67 shares of common stock issued to former employees for services.

On December 4, 2019, the Company cancelled 167 shares of common stock issued to a former employee for services.

Cancellation of Shares Issued Pursuant to Conversion of Series A Preferred Stock

On October 1, 2018, the Company cancelled 277 shares of common stock issued to RiverNorth Capital Management in error.

Exchange of Common Stock for Series B Preferred Stock

On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B Preferred Stock. Mr. Ponder exchanged 1,809 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock, and Mr. Hayter exchanged 1,809 shares of common stock for an aggregate of 500 shares of Series B Preferred Stock. Of the 3,618 shares of common stock exchanged, 1,547 shares were unvested. The remaining 2,071 shares were fully vested and represent the shares of common stock held in treasury by the Company.

11.	Preferred Stock

Series A

On November 15, 2017, the Company created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A preferred stock.

On October 29, 2018, the Company made the first amendment to the Certificate of Designation of its Series A convertible preferred stock. This amendment updated the conversion price to be equal to the greater of 75% of the lowest VWAP during the ten trading day period immediately preceding the date a conversion notice is delivered or $120.00, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock.

On August 16, 2019, the Company made the second amendment to the Certificate of Designation of its Series A convertible preferred stock. As a result of this amendment, the Company recorded a deemed dividend of $488,072 for the year ended December 31, 2019 in accordance with ASC 260-10-599-2. Subsequent to the second amendment, the principal terms of the Series A preferred stock shares were as follows:

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

Conversion rights – The holders of the Series A preferred stock shares have the right to convert each Series A preferred stock share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which each share of the Series A preferred stock shares may be converted shall be determined by dividing the sum of the stated value of the Series A preferred stock shares ($1.00 per share) being converted and any accrued and unpaid dividends by the conversion price in effect at the time of the conversion. The Series A preferred stock shares may be converted at an initial conversion price of the lower of 80% of the lowest VWAP during the five trading day period immediately preceding the date a conversion notice is delivered or $15.00, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock. The conversion price has a floor of $9.00 per share.

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

Holders of Series A preferred stock shares began converting into shares of common stock during May 2018 (refer to Note 10, Common Stock, for additional detail).

On April 8, 2020, the Company made the third amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price and the conversion price floor to $3.00 per share (refer to Note 17, Subsequent Events, for additional detail).

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

Conversion - on the second business day following the earlier of (i) the reverse split of the Company’s common stock, (ii) the listing of the Company on a national securities exchange and (iii) the six-month anniversary of the closing date (as defined below) (the “Series C Conversion Date”), without any further action, all outstanding shares of Series C shall automatically convert into an aggregate number of shares of the Company’s common stock equal to the greater of (i) $90,000,000 (the “Aggregate Value”)/Strike Price (as defined below), or (ii) the Aggregate Value/$9.75 (as adjusted for any reverse stock split or similar adjustment that may occur prior to the Series C Conversion Date). Provided, however, if a Triggering Event (as defined below) occurs, the Aggregate Value shall be reduced by the amount of any Losses (as defined below).

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

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement with WaveTech GmbH. As a result of the amendment, certain terms of the Company’s Series C preferred stock were changed (refer to Note 17, Subsequent Events, for additional detail).

As of the date of this report, the Series C shares have not been issued.

12.	Share Purchase Warrants and Stock Options

From time to time, the Company issues share purchase warrants and stock options, which are classified as liabilities. The total fair value of the Company’s share purchase warrants and stock options was $191,732 as of December 31, 2019. This amount is included in derivative liabilities on the consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 9, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of December 31, 2019 was 1.3 years. The stock options outstanding at December 31, 2019 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the year ended December 31, 2019:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2018	5,638	$606.61
Issued	9,300	271.29
Expired	(935)	1,635.10
Balance at December 31, 2019	14,003	$331.32

As of December 31, 2019, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance Date	Expiry date
459		1,530.00	4/28/2017	4/28/2020
834		300.00	6/27/2017	6/27/2020
7,818	*	360.00	2/14/2018	2/13/2021
417		480.00	2/21/2018	2/21/2021
1,667		300.00	5/17/2018	5/17/2020
380		324.00	10/10/2018	10/10/2021
2,500		30.00	11/21/2019	11/21/2022
14,075

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At December 31, 2019, it is 4% of the 193,644 shares outstanding as of that date.

The following table summarizes the activity of stock options for the year ended December 31, 2019:

	Number of stock options	Weighted average exercise price
Balance at December 31, 2018	-	$-
Issued	5,000	9.00
Expired	-	-
Balance at December 31, 2019	5,000	$9.00

As of December 31, 2019, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date
5,000	9.00	11/25/2019	11/25/2021

13.	Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $269,341 as of January 1, 2019. During the year ended December 31, 2019, non-cash right of use assets recorded in exchange for non-cash operating lease liabilities was $316,600. The Company leases certain office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The Company used the incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of December 31, 2019:

December 31,
2019
Operating lease assets	$168,384

Operating lease liabilities:
Current operating lease liabilities	173,351
Total operating lease liabilities	$173,351

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the year ended December 31, 2019, the Company recognized operating lease expense of $234,315. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations. During the year ended December 31, 2019, short-term lease costs were $246,380.

Cash paid for amounts included in the measurement of operating lease liabilities was $229,348 for the year ended December 31, 2019, and this amount is included in operating activities in the consolidated statements of cash flows. During the year ended December 31, 2019, the Company reduced its operating lease liabilities by $143,249 for cash paid.

The operating lease liabilities as of December 31, 2019 reflect a weighted average discount rate of 51%. The weighted average remaining term of the leases is 2.66 years. Lease payments over the next five years and thereafter are as follows:

Year ending December 31,
2020	$122,001
2021	95,914
2022	86,681
2023	21,330
2024	-
Thereafter	-
Total lease payments	325,926
Less: imputed interest	(152,575)
Total	$173,351

14.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 13, Leases, for amount expensed during 2019).

WaveTech GmbH Share Purchase Agreement

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation.

The merger of WaveTech GmbH into the Company shall be effected through a sale and exchange of shares and cash. Pursuant to the share purchase agreement, in exchange for shares of common stock of the Company, the Company will acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech GmbH in exchange for the issuance of the Company’s Series C preferred stock as well as the assumption by the Company of $8,444,706 of WaveTech GmbH debt. The Company will also receive $3,000,000 in cash at or before consummation of the transactions contemplated by the share purchase agreement (the “Transactions”). Upon consummation of the Transactions, the current WaveTech GmbH shareholders will beneficially own a majority of the outstanding shares of the Company.

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

The share purchase agreement also contains certain termination rights for both the Company and WaveTech GmbH, including that the Company or WaveTech GmbH may terminate the share purchase agreement if WaveTech GmbH has not obtained executed assignment agreements from its shareholders holding an aggregate of (i) fifty one percent (51%) of the issued and outstanding shares of WaveTech GmbH by the date that is ninety (90) days following the date of the share purchase agreement and (ii) ninety percent (90%) of the issued and outstanding shares of WaveTech GmbH by March 31, 2020. As of the date of this report, the executed assignment agreements had not been obtained and neither party had chosen to terminate the deal.

On November 14, 2019, the Company entered into Amendment Number 1 of the share purchase agreement and acquired approximately 60% of the outstanding shares of WaveTech GmbH. In connection with the Company acquiring these shares, the Company’s board appointed Dag Valand to be a director of the Company and appointed Silas Poel to be the Company’s Chief Operating Officer and director. Mr. Valand is the CEO and co-founder of WaveTech GmbH and Mr. Poel is the Chief Operating Officer of WaveTech GmbH. Additionally, on February 19, 2020, the Company’s board appointed Brynjar Meling to be a director of the Company. Mr. Meling previously served as a director of WaveTech GmbH.

As of December 31, 2019, the Company had not obtained executed assignment agreements from shareholders holding an aggregate of 90% of the issued and outstanding shares of WaveTech GmbH. The Company determined that the acquisition had not been completed for accounting purposes as of the year ended December 31, 2019 as the Series C preferred stock shares have not yet been issued.

As of the date of this report, the Company has received $2,989,978 in cash from WaveTech GmbH. Additionally, the Company recorded a foreign exchange loss of $10,022 in the consolidated statement of operations for the year ended December 31, 2019. This $3,000,000 is included in loans payable to related parties as of December 31, 2019. Additionally, as of the date of this report, the Company has not acquired 90% or more of the outstanding shares of WaveTech GmbH and the Series C preferred stock shares have not been issued.

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement (refer to Note 17, Subsequent Events, for additional detail).

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

During the year ended December 31, 2019, the Company had two operating segments including:

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

Financial statement information by operating segment for the year ended December 31, 2019 is presented below:

	Year Ended December 31, 2019
	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$34,010,597	$34,010,597
Operating (loss) income	(3,768,757)	(585,858)	(4,354,615)
Interest expense	1,208,441	490,871	1,699,312
Depreciation and amortization	-	384,935	384,935
Total assets as of December 31, 2019	11,783	12,157,035	12,168,818

Geographic information as of and for the year ended December 31, 2019 is presented below:

	Revenues For The Year Ended December 31, 2019	Long-lived Assets as of December 31, 2019

Puerto Rico	$1,423,313	$9,698
United States	32,587,284	5,861,240
Consolidated total	34,010,597	5,870,938

Financial statement information by operating segment for the year ended December 31, 2018 is presented below:

	Year Ended December 31, 2018
	Spectrum Global	AWS/ADEX	Total

Net sales	$-	$34,549,157	$34,549,157
Operating (loss) income	(3,863,089)	1,323,432	(2,539,657)
Interest expense	556,888	561,465	1,118,353
Depreciation and amortization	-	220,431	220,431
Total assets as of December 31, 2018	12,626	12,917,770	12,930,396

Geographic information as of and for the year ended December 31, 2018 is presented below:

	Revenues For The Year Ended December 31, 2018	Long-lived Assets as of December 31, 2018

Puerto Rico	$2,208,461	$3,657
United States	32,340,696	3,859,387
Consolidated total	34,549,157	3,863,044

16.	Income Taxes

The Company’s pre-tax loss for the years ended December 31, 2019 and 2018 consisted of the following:

	Years Ended December 31,
	2019	2018
Domestic	$(5,612,010)	$(1,626,136)
Foreign	(18,017)	528,060
Pre-tax Loss	$(5,630,027)	$(1,098,076)

The provision for income taxes for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Federal	$-	$-
State	49,038	63,171
Foreign	155,193	184,387
Total current	$204,231	$247,558

Deferred:
Federal		$-
State		-
Total deferred	-	-
Total provision for income taxes	$204,231	$247,558

The Company’s income taxes were calculated on the basis of foreign and domestic pre-tax loss of $18,017 and $5,612,010, respectively, for the year ended December 31, 2019. The Company’s income taxes were calculated on the basis of foreign pre-tax income and domestic pre-tax loss of $528,060 and $1,626,136, respectively, for the year ended December 31, 2018.

The Company’s effective tax rate for the years ended December 31, 2019 and 2018 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2019	2018
	%	%
Federal tax benefit at statutory rate	(21.0)	(21.0)
Permanent differences	(22.2)	(17.8)
State tax benefit, net of Federal benefits	4.5	6.3
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	14.1	18.5
Net change in valuation allowance	43.2	38.8
Provision	18.6	24.8

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2019	2018
Net operating loss carryforwards	$17,212,941	$13,248,096
Depreciation	10,935	28,448
Total assets	17,223,876	13,276,544

Total liabilities	-	-
Less: Valuation allowance	(17,223,876)	(13,276,544)

Net deferred tax liabilities	$-	$-

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards (“NOL’s”) of $17,212,941 and $13,248,096, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

The Company has not completed a study to assess whether ownership change has occurred as a result of the Company’s acquisition of AWS and related issuance of shares. However, as a result of the issuance of common shares in 2017, the Company believes an ownership change under Sec. 382 may have occurred. As a result of this ownership change certain of the Company’s net operating loss, capital loss and credit carryforwards will expire prior to full utilization. Additionally, further share issuances such as the shares issuances to InterCloud Systems, Inc. may result in additional ownership changes.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2019 and 2018, there was no accrued interest and penalties related to uncertain tax positions.

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

17.	Subsequent Events

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On January 7, 2020 the Company issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On February 11, 2020, the Company issued 2,778 shares of common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

On April 9, 2020, the Company issued 8,334 shares of common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

On April 29, 2020, the Company issued 8,334 shares of common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

Convertible promissory note, CCAG Investments, LLC, 20% interest, secured, matures June 30, 2020

On February 7, 2020, the Company entered into and closed on a Securities Purchase Agreement with CCAG Investments, LLC, pursuant to which the Company issued to CCAG Investments, LLC a secured convertible redeemable note in the aggregate principal amount of $175,000 for an aggregate purchase price of $157,500. The Company also issued a warrant equal to 50% of the face amount of the note with a term of three years to purchase 9,723 shares of common stock at an initial exercise price of $9.00 per share.

The interest on the outstanding principal due under the note accrued at a rate of 20% per annum. All principal and accrued but unpaid under the secured note was originally due on June 30, 2020. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date.

In connection with the issuance of the note, the Company also issued to CCAG Investments, LLC 9,755 shares of common stock.

The Company had the option of repaying 120% of the principal balance if paid within 90 days of issuance, or 125% of the principal if paid greater than 90 days after issuance.

On May 6, 2020, the Company repaid 120% of the principal balance. The total payment was $218,534, which included accrued interest of $8,534.

Convertible promissory note, FJ Vulis and Associates LLC, 20% interest, secured, matures June 30, 2020

On February 7, 2020, the Company entered into and closed on a Securities Purchase Agreement with FJ Vulis and Associates LLC, pursuant to which the Company issued to FJ Vulis and Associates LLC a secured convertible redeemable note in the aggregate principal amount of $175,000 for an aggregate purchase price of $157,500. The Company also issued a warrant equal to 50% of the face amount of the note with a term of three years to purchase 9,723 shares of common stock at an initial exercise price of $9.00 per share.

The interest on the outstanding principal due under the note accrued at a rate of 20% per annum. All principal and accrued but unpaid under the secured note was originally due on June 30, 2020. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date.

In connection with the issuance of the note, the Company also issued to FJ Vulis and Associates LLC 9,755 shares of common stock.

The Company had the option of repaying 120% of the principal balance if paid within 90 days of issuance, or 125% of the principal if paid greater than 90 days after issuance.

On May 6, 2020, the Company repaid 120% of the principal balance. The total payment was $218,247, which included accrued interest of $8,247.

Factoring Agreement with Bay View Funding

On February 11, 2020, pursuant to an assignment and consent agreement, Bay View Funding was sold, transferred and assigned all of Heritage’s right, title, and interest in the loan and security agreement with the Company’s wholly-owned subsidiary, ADEX, discussed in Note 7, Loans Payable. The beginning balance owed under the factoring agreement was $3,024,532, which was the outstanding balance due to Heritage at the time of the assignment and consent agreement. The initial term of the factoring agreement is twelve months from the initial funding date.

Under the factoring agreement, the Company’s ADEX subsidiary may borrow up to the lesser of $5,000,000 or an amount equal to the sum of all undisputed purchased receivables multiplied by the advance percentage, less any funds in reserve. ADEX will pay to Bay View Funding a factoring fee upon purchase of receivables by Bay View Funding equal to 0.75% of the gross face value of the purchased receivable for the first 30 day period from the date said purchased receivable is first purchased by Bay View Funding, and a factoring fee of 0.35% per 15 days thereafter until the date said purchased receivable is paid in full or otherwise repurchased by ADEX or otherwise written off by Bay View Funding within the write off period. ADEX will also pay a finance fee to Bay View Funding on the outstanding advances under the agreement at a floating rate per annum equal to the Prime Rate plus 3%. The finance rate will increase or decrease monthly, on the first day of each month, by the amount of any increase or decrease in the Prime Rate, but at no time will the finance fee be less than 7.75%.

Issuance of Shares Pursuant to GS Capital Partners, LLC Convertible Debentures

On February 12, 2020, the Company issued 1,647 shares of common stock to GS Capital Partners, LLC upon the conversion of $8,000 of principal and $323 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On Mach 13, 2020, the Company issued 11,212 shares of common stock to GS Capital Partners, LLC upon the conversion of $15,000 of principal and $704 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

 On April 30, 2020, the Company issued 302,121 shares of common stock to GS Capital Partners, LLC upon the conversion of $100,000 of principal and $5,742 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of shares to WaveTech GmbH shareholders

On February 18, 2020, the Company issued 1,082,731 shares of common stock to debt holders of WaveTech GmbH in connection with the Company acquiring 60% of WaveTech GmbH shares on November 14, 2019. As of the date of the issuance, the debt holders held a total of $8,444,706 of WaveTech GmbH debt. This debt was converted at a per share price of $7.80.

Issuance of Shares Pursuant to Power Up Lending Group LTD. Convertible Debentures

On April 1, 2020, the Company issued 5,715 shares of common stock to Power Up Lending Group LTD. upon the conversion of $12,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 13, 2020, the Company issued 9,196 shares of common stock to Power Up Lending Group LTD. upon the conversion of $16,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 16, 2020, the Company issued 8,621 shares of common stock to Power Up Lending Group LTD. upon the conversion of $15,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 16, 2020, the Company issued 8,621 shares of common stock to Power Up Lending Group LTD. upon the conversion of $15,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 20, 2020, the Company issued 12,122 shares of common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On April 30, 2020, the Company issued 58,434 shares of common stock to Power Up Lending Group LTD. upon the conversion of $15,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Dominion Capital Modification

On April 2, 2020, in connection with the convertible debenture outstanding to Dominion Capital, the Company paid a $20,000 modification fee in order to avoid an event of default under the note and receive payment forbearance for a period of 30 days.

Third Amendment to the Certificate of Designation of the Company’s Series A Preferred Stock

On April 8, 2020, the Company made the third amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price and the conversion price floor to $3.00 per share (refer to Note 17, Subsequent Events, for additional detail).

Reverse Stock Split

On April 14, 2020, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the state of Nevada to effect a 1-for-300 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on April 14, 2020 with the state of Nevada, and on April 20, 2020, Financial Industry Regulatory Authority, Inc. (FINRA) made the announcement of the reverse stock split.

The reverse stock split was previously approved by the board of directors and the majority of stockholders of the Company. The reverse stock split was deemed effective at the open of business on April 21, 2020. As a result of the reverse stock split, every three hundred (300) shares of outstanding common stock of the Company as of April 14, 2020 were converted into one (1) share of common stock. Fractional shares resulting from the reverse stock split will be rounded up to the next whole number.

All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-300 reverse stock split. There was no change to the number of authorized shares of common stock or preferred stock of the Company as a result of the reverse stock split. The par value of the Company’s common stock was unchanged at $0.00001 per share post-split.

Amendment Number 2 of the Share Purchase Agreement with WaveTech GmbH

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement with WaveTech GmbH. Amendment Number 2 replaced the conversion terms of the Series C preferred stock included with Amendment Number 1 with the following:

Conversion. On the second business day following the earlier of (i) the later of (A) April 30, 2020, or such later date as may be determined by the Board, and (B) a reverse split of the common stock. (ii) the listing of the Company on a national securities exchange and (iii) the six-month anniversary of the issuance of shares of Series C to such holder (such earliest date. the “Series C Conversion Date”), without any further action, all outstanding shares of Series C shall automatically convert into an aggregate number of shares of common stock equal to $90,000,000 (the “Aggregate Value”)/Strike Price (as defined below). Provided, however, if a Triggering Event (as defined below) occurs, the Aggregate Value shall be reduced by the amount of any losses (as defined below). “Strike Price” shall mean the closing price per share of the Company’s common stock on the trading day immediately preceding the Series C Conversion Date.

For purposes hereof, a “Triggering Event” shall include any liability arising from a breach by WaveTech GmbH, a corporation organized under the laws of the Republic of Germany, of any of its representations or warranties contained in that certain Share Purchase Agreement (the “SPA”), by and between the Corporation and WaveTech GmbH. “Losses” shall have the meaning set forth in the SPA.

Additionally, Amendment Number 2 adjusted the amount of common stock issued on the Series C Conversion Date as follows:

If on the earlier of (a) the tenth (l0th) business day prior to the listing of the Company on a national securities exchange (“Uplisting”), or (b) December 15, 2020, the aggregate value of the shares of common stock issued upon conversion of the Series C (the “Conversion Shares”) is less than 95% of the aggregate value of the Conversion Shares on the Series C Conversion Date (such difference in value, the “First Value Differential”), then the Company shall make a pro-rata issuance of additional shares of common stock to each holder in an aggregate amount equal to the First Value Differential (such additional shares, the “First True-Up Shares”). In the event (i) an Uplisting does not occur until sometime in 2021, and (ii) on such date in 2021 as the Board may determine, but in no event later than the tenth (10th) business day prior to the Uplisting (the “Second True-Up Date”), the aggregate value of the Conversion Shares as of the Second True-Up Date is less than 95% of the aggregate value of the Conversion Shares as of December 15, 2020 (such difference in value, the “Second Value Differential”), the Company shall, at the Board’s discretion, make a pro-rata issuance of additional shares of common stock to each holder in an aggregate amount equal to the Second Value Differential (such additional shares, the “Second True-Up Shares”). To the extent any shares of Series C are issued after the Series C Conversion Date, then the holder(s) of such shares shall receive the same number of Conversion Shares such holder(s) would have received had they held the Series C on the Series C Conversion Date.

Payments to RDM Capital Funding

During the period of January 1, 2020 through May 8, 2020, the Company repaid the full balance. Total cash payments during this period were $253,754, with a discount of $62,652 as a result of the Company paying the note off in under eight months from issuance.

COVID-19

Beginning in early 2020, there has been an outbreak of coronavirus (“COVID-19”), initially in China and which has spread globally. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are evolving. Therefore, the full extent to which COVID-19 may impact Company’s results of operations, liquidity or financial position is uncertain. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which the Company operates.

On April 21 and April 27, 2020, our AWS and ADEX subsidiaries received $672,400 and $2,682,125, respectively (the “PPP Funds”). AWS entered into a loan agreement with Iberia Bank, and ADEX entered into a loan agreement with Heritage Bank of Commerce. These loan agreements were pursuance to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: May 14, 2020	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger M. Ponder	Chief Executive Officer and	May 14, 2020
Roger M. Ponder	Chairman of the Board of Directors
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Keith W. Hayter	Director	May 14, 2020
Keith W. Hayter

Exhibit Index

Exhibit #	Exhibit Description
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

4.1*	Certificate of Designation of Series A Convertible Preferred Stock of Spectrum Global Solutions, Inc., dated March 23, 2018

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.2	Convertible Promissory Note dated March 10, 2016 (Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.21	Asset Purchase Agreement dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.22	Convertible Promissory Note dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.23	Securities Purchase Agreement dated April 28, 2017, for senior secured convertible promissory note and security agreement dated April 27, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.1*	List of Subsidiaries

31*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.