Form 10-Q
period 2020-03-31
Spectrum Global Solutions, Inc.
filed 2020-06-30
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

2,639,381 common shares issued and outstanding as of June 26, 2020.

i

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 was delayed due to difficulties in communication between the Company’s internal personnel and with external advisors during the COVID-19 emergency. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report.

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

	March 31,	December 31,
ASSETS	2020	2019
	(Unaudited)
Current Assets:
Cash	$73,985	$468,819
Accounts receivable, net of allowances of $470,303 and $504,785, respectively	4,807,283	5,167,261
Contract assets	237,862	461,681
Due from related party	5,207,585	-
Prepaid expenses and deposits	169,925	200,119
Total current assets	10,496,640	6,297,880

Property and equipment, net of accumulated depreciation of $1,069,416 and $1,058,973, respectively	82,624	93,067
Goodwill	1,905,822	1,905,822
Customer lists, net of accumulated amortization of $504,181 and $440,805, respectively	2,426,648	2,490,024
Tradenames, net accumulated amortization of $235,580 and $212,226, respectively	1,164,541	1,187,895
Operating lease right-of-use assets	136,211	168,384
Other assets	96,189	25,746
Total assets	$16,308,675	$12,168,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$4,885,191	$4,028,285
Contract liabilities	705,396	704,544
Loans payable to related parties	701,258	3,701,258
Loans payable, net of debt discount of $39,409 and $280,174, respectively	347,862	3,578,386
Convertible debentures, current portion, net of discount of $501,346 and $352,055, respectively	3,242,205	2,809,355
Factor financing	2,844,381	-
Derivative liability	2,063,063	992,733
Warrant liability	100,000	100,000
Operating lease liabilities	141,688	173,351
Total current liabilities	15,031,044	16,087,912

Long-term liabilities:
Convertible debentures, net of current portion, net of debt discount of $0 and $98,176, respectively	-	28,324
Total long-term liabilities	-	28,324

Total liabilities	15,031,044	16,116,236

Commitments and Contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 794,427 and 829,427 outstanding as of March 31, 2020 and December 31, 2019, respectively	965,357	1,007,888
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2020 and December 31, 2019	484,530	484,530
Total mezzanine equity	1,449,887	1,492,418

Stockholders’ Deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 1,314,705 and 195,715 issued and 1,312,634 and 193,644 outstanding as of March 31, 2020 and December 31, 2019, respectively	13	2
Additional paid-in capital	34,174,562	25,255,291
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(34,144,137)	(30,492,435)
Total stockholders' deficit	(172,256)	(5,439,836)

Total liabilities and stockholders’ deficit	$16,308,675	$12,168,818

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2020	2019

Revenue	$7,130,480	$11,335,732

Operating expenses:
Cost of revenues	6,619,826	8,824,165
Depreciation and amortization	97,173	93,952
General and administrative	946,131	1,044,706
Salaries and wages	1,128,902	1,358,208
Total operating expenses	8,792,032	11,321,031

(Loss) income from operations	(1,661,552)	14,701

Other (expenses) income:
(Loss) gain on settlement of debt	(190,902)	164,467
Amortization of discounts on convertible debentures and loans payable	(388,982)	(661,352)
Loss on change in fair value of derivatives	(813,630)	(369,391)
Default and debt extension fees	(180,489)	-
Interest expense	(416,147)	(471,412)
Total other (expense) income	(1,990,150)	(1,337,688)

Net loss before income taxes	(3,651,702)	(1,322,987)

Provision for income taxes	-	9,600

Net loss	$(3,651,702)	$(1,332,587)

Net loss per share, basic and diluted:	$(5.06)	$(33.96)

Weighted average common shares outstanding, basic and diluted	722,364	39,240

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the three months ended March 31, 2020
	Common stock		Additional	Common stock	Treasury	Accumulated
	Shares	$	paid-in capital	subscribed	stock	deficit	Total

Balances, January 1, 2020	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

Issuance of common stock to M2B Funding	1,112	-	12,151	-	-	-	12,151
Issuance of common stock to CCAG Investments	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to FJ Vulis	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to Dominion Capital	2,778	-	30,379	-	-	-	30,379
Issuance of common stock to GS Capital Partners	12,859	-	64,257	-	-	-	64,257
Issuance of common stock to WaveTech GmbH debtholders	1,082,731	11	8,507,546	-	-	-	8,507,557
Shares issued for services	-	-	201,938	-	-	-	201,938
Net loss for the period	-	-	-	-	-	(3,651,702)	(3,651,702)

Ending balance, March 31, 2020	1,314,705	$13	$34,174,562	$74,742	$(277,436)	$(34,144,137)	$(172,256)

	For the three months ended March 31, 2019
	Common stock		Additional	Common stock	Treasury	Accumulated
	Shares	$	paid-in capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	25,703	$-	$18,681,467	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to RDW Capital, LLC	3,867	-	293,165	-	-	-	293,165
Issuance of common stock to Silverback Capital	2,060	-	119,663	-	-	-	119,663
Issuance of common stock to Virtual Capital	3,572	-	321,425	-	-	-	321,425
Issuance of common stock to employees pursuant to the conversions of convertible debt	4,667	-	308,000	-	-	-	308,000
Shares issued for services	9,565	-	471,343	-	-	-	471,343
Net loss for the period	-	-	-	-	-	(1,332,587)	(1,332,587)

Ending balance, March 31, 2019	49,434	$-	$20,195,063	$74,742	$(277,436)	$(25,502,692)	$(5,510,323)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(3,651,702)	$(1,332,587)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	813,630	369,391
Amortization of discounts on convertible debentures and loans payable	388,982	661,352
Depreciation and amortization	97,173	93,952
Amortization of operating right-of-use assets	32,173	37,016
Amortization of operating right-of-use liabilities	(31,663)	(36,150)
Stock-based compensation	201,938	471,343
Loss (gain) on settlement of debt	190,902	(164,468)
Default and debt extensions fees	180,489	-
Original issue discount	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	359,978	(1,131,653)
Contract assets	223,819	(365,300)
Prepaid expenses and deposits	30,194	390,717
Other assets	(70,443)	3,591
Accounts payable and accrued liabilities	902,627	961,180
Contract liabilities	852	(523,083)
Net cash used in operating activities	(331,051)	(544,699)

Cash flows from investing activities:
Net cash paid upon acquisition	-	(941,593)
Purchase of equipment	-	(52,540)
Net cash used in investing activities	-	(994,133)

Cash flows from financing activities:
Proceeds from loans payable	3,044,690	8,367,190
Repayments of loans payable	(6,515,979)	(6,147,609)
Proceeds from loans payable to related parties	299,972	-
Proceeds from convertible debentures	315,000	-
Repayments of convertible debentures	(51,847)	(334,552)
Proceeds from factoring financing	4,685,390	-
Repayments of factor financing	(1,841,009)	-
Net cash (used in) provided by financing activities	(63,783)	1,885,029

Net (decrease) increase in cash	(394,834)	346,197

Cash, beginning of period	468,819	620,593

Cash, end of period	$73,985	$966,790

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,847	$206,467
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$64,257	$1,042,254
Original issue discounts	$35,000	$20,000
Original debt discount against derivative liability	$315,000	$189,000
Common stock issued for conversion of Series A preferred stock	$42,530	$-
Addition to principal of convertible debenture due to defaults	$132,758	$-
Addition to principal of convertible debenture due to debt extension fee	$47,731	$-
Common stock issued upon conversion of WaveTech GmbH debt assumed by the Company	$8,507,557	$-
Issuance of common stock upon execution of convertible debenture agreements	$103,000	$-
Addition to derivative liability due to issuance of stock options	$44,700	$-
Net assets acquired in TNS acquisition	$-	$935,834
Convertible note issued in TNS acquisition	$-	$665,000
Third-party payment of third-party debt	$-	$150,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

March 31, 2020

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2020, the Company had an accumulated deficit of $34,144,137, and a working capital deficit of $4,534,404. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Condensed Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, the AWS Entities, the ADEX Entities, and TNS (from the date of acquisition, January 4, 2019). All of the subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2020 and December 31, 2019 was $470,303 and $504,785, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2020 and 2019.

Intangible Assets

At March 31, 2020 and December 31, 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three months ended March 31, 2020 and 2019.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three months ended March 31, 2020 and 2019.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of March 31, 2020 and December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. This tax assessment was included in accrued expenses at March 31, 2020 and December 31, 2019.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended March 31, 2020	Three months ended March 31, 2019
Professional Services	$5,367,311	$5,935,226
Construction	1,763,169	5,400,506
Total	$7,130,480	$11,335,732

Revenue by contract duration	Three months ended March 31, 2020	Three months ended March 31, 2019
Short-term	$28,305	$65,430
Long-term	7,102,175	11,270,302
Total	$7,130,480	$11,335,732

Revenue by contract type	Three months ended March 31, 2020	Three months ended March 31, 2019
Unit-price	$160,827	$3,238,658
Fixed-price	1,602,342	2,161,848
Time-and-materials	5,367,311	5,935,226
Total	$7,130,480	$11,335,732

The Company also disaggregates its revenue by operating segment and geographic location (refer to Note 16, Segment Disclosures, for additional information).

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At March 31, 2020 and December 31, 2019, contract assets totaled $237,862 and $461,681, respectively.

Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets. At March 31, 2020 and December 31, 2019, contract liabilities totaled $705,396 and $704,544, respectively.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2020 and December 31, 2019, respectively, the Company had 990,158 and 286,736 common stock equivalents outstanding.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2020, three customers accounted for 31%, 13% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 42%, 3% and 10%, respectively, of trade accounts receivable as of March 31, 2020. For the three months ended March 31, 2019, four customers accounted for 30%, 18%, 10% and 10%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 30%, 20%, 7% and 5%, respectively, of trade accounts receivable as of March 31, 2019.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 98% and 97% of consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 2% and 3% of consolidated revenues for the three months ended March 31, 2020 and 2019, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2020 or the year ended December 31, 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019 consisted of the following:

	Total fair value at March 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$2,063,063	$-	$-	$2,063,063

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$992,733	$-	$-	$992,733

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Refer to Note 10, Derivative Liabilities, for additional information.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2020 and December 31, 2019, the Company had a derivative liability of $2,063,063 and $992,733, respectively.

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

3.	Due From Related Party

As of March 31, 2020, the Company had a due from related party balance of $5,207,585. This amount is the net of the amounts discussed below in the “Assumption of WaveTech GmbH debt” and “Loan with WaveTech GmbH, 8% interest” sections of this note.

Assumption of WaveTech GmbH debt

In connection with the share purchase agreement with WaveTech GmbH discussed in Note 15, Commitments and Contingencies, the Company assumed $7,531,309 of WaveTech GmbH debt. The amount included both principal and accrued interest. These note holders were issued new notes which were convertible into shares of the Company’s common stock. On February 18, 2020, these notes were converted into 1,082,731 shares at a conversion price of $7.80 per share. The value of the conversion was determined using the principal and accrued interest of the new notes at the time of conversion, which was $8,507,557. The Company did not record a gain or loss on the conversion as WaveTech GmbH is considered a related party (refer to Note 6, Related Party Transactions, for additional detail). In the event that the Company’s acquisition of WaveTech GmbH is terminated, this amount will be owed by WaveTech GmbH to the Company. The amount owed would be offset by the amounts owed by the Company to WaveTech GmbH discussed in the “Loan with WaveTech GmbH, 8% interest” section of this note. The share purchase agreement is not considered closed for accounting purposes because, as of the date of this report, the Series C preferred stock shares have not been issued (refer to Note 15, Commitments and Contingencies, for additional detail).

Loan with WaveTech GmbH, 8% interest

As of March 31, 2020, the loan with WaveTech GmbH discussed in Note 6, Related Party Transactions, is being netted against the amounts discussed in the “Assumption of WaveTech GmbH debt” section of this note. The balance as of December 31, 2019 was $3,000,000.

During the three months ended March 31, 2020, the Company received an additional $299,972 from WaveTech GmbH.

As of March 31, 2020, principal of $3,299,972 remains outstanding. The note is due on demand.

In the event that the Company’s acquisition of WaveTech GmbH is terminated, the amount of this note would be used to offset amounts owed by WaveTech GmbH to the Company.

4.	Property and Equipment

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Computers and office equipment	$349,271	$349,271
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	227,563
Vehicles	94,356	94,356
Vehicles under capital lease	-	-
Total	1,196,459	1,196,459

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,069,416)	(1,058,973)

Equipment, net	$82,624	$93,067

During the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $10,443 and $7,018, respectively.

5.	Intangible Assets

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at March 31, 2020	Net carrying value at December 31, 2019
Customer relationship and lists	$2,930,829	$504,181	$-	$2,426,648	$2,490,024
Trade names	1,400,121	235,580	-	1,164,541	1,187,895

Total intangible assets	$4,330,950	$739,761	$-	$3,591,189	$3,677,919

During the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $86,730 and $86,934, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2020	$260,191
2021	346,921
2022	346,921
2023	346,921
2024	346,921
Thereafter	1,943,314
Total	$3,591,189

6.	Related Party Transactions

Unsecured Amounts Due to InterCloud

As of March 31, 2020 and December 31, 2019, the Company owed $50,577 to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

InterCloud Related Party Reclassification

During May 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud is a related party. The effective date of the reclassification was January 1, 2018.

WaveTech GmbH Related Party Reclassification

During November 2019, as a result of the Company acquiring 60% of the outstanding shares of WaveTech GmbH (refer to Note 15, Commitments and Contingencies, for additional detail), the Company determined that WaveTech GmbH is a related party. The effective date of the reclassification was January 1, 2019. The transaction is not considered closed for accounting purposes because as of the date of this report the Series C preferred stock shares have not been issued.

Loans Payable to Related Parties

As of March 31, 2020 and December 31, 2019, the Company had outstanding the following loans payable to related parties:

	March 31,		December 31,
	2020		2019
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	$18,858		$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	130,000		130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matures April 13, 2020	85,000		85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	80,000		80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	170,000		170,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400		217,400
Loan with WaveTech GmbH, 8% interest, due on demand	-	*	3,000,000
Total	$701,258		$3,701,258

*	As of March 31, 2020, in connection with amounts owed to the Company from WaveTech GmbH, the loan with WaveTech GmbH is now being netted against amounts due from WaveTech GmbH (refer to Note 3, Due From Related Party, for additional detail).

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

The note matured on April 13, 2020 and is now due on demand.

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

On May 6, 2019, the remaining principal balance of $1,445,625 was converted into shares of the Company’s common stock through an automatic forced conversion.

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

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging” (refer to Note 10, Derivative Liabilities, for additional information on embedded conversion features). The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000.

On August 16, 2019, the remaining principal balance of $793,894 was converted into shares of the Company’s common stock through an automatic forced conversion.

Convertible promissory note, InterCloud Systems, Inc, 6% interest, unsecured, matured March 27, 2019

On February 27, 2018, the Company issued a convertible promissory note in the aggregate principal amount of $2,000,000. The interest on the outstanding principal due under the ADEX note accrued at a rate of 6% per annum. All principal and accrued interest under the ADEX note was due one year following the issue date of the ADEX note and was convertible into shares of common stock at a conversion price equal to of the lowest volume-weighted average price during the 15 trading days immediately preceding the date of conversion, but in no event ever lower than $300 (the “Floor”), unless the note was in default, at which time the Floor would have terminated.

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

On May 6, 2019, the remaining principal balance of $1,452,299 was converted into shares of the Company’s common stock through an automatic forced conversion.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

In connection with the acquisition of ADEX from InterCloud, $500,000 of the purchase price was retained by the Company to satisfy any outstanding liabilities of ADEX incurred prior to the closing date.

During the year ended December 31, 2019, the Company repaid $57,600 of this amount.

As of March 31, 2020, principal of $217,400 remains outstanding.

Loan with WaveTech GmbH., 8% interest

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation (refer to Note 15, Commitments and Contingencies, for additional detail). In connection with the share purchase agreement, the Company was to receive $3,000,000 in cash at or before consummation of the transactions described in the agreement. The Company received $1,325,895 which was placed into escrow to satisfy the amounts outstanding to WaveTech Global, Inc (refer to Note 7, Loans Payable, for additional detail). The Company received an additional $1,664,083 during July 2019 to satisfy the $3,000,000 of cash per the share purchase agreement. The remaining $10,022 was recorded as a foreign exchange loss in the consolidated statement of operations for the year ended December 31, 2019. The loan bears interest at a rate of 8% per annum.

On November 14, 2019, the Company acquired 60% of the outstanding shares of WaveTech GmbH (refer to Note 15, Commitments and Contingencies, for additional detail). As a result, the $1,325,895 in escrow was returned to the Company. As of December 31, 2019, principal of $3,000,000 was outstanding.

As of March 31, 2020, in connection with amounts owed to the Company from WaveTech GmbH, the loan with WaveTech GmbH is now being netted against amounts due from WaveTech GmbH (refer to Note 3, Due From Related Party, for additional detail).

7.	Loans Payable

As of March 31, 2020 and December 31, 2019, the Company had outstanding the following loans payable:

	March 31,	December 31,
	2020	2019
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to Pawn Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $11,260 and $31,365	60,459	94,928
Promissory note issued to RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $28,149 and $79,087	151,146	237,319
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180	-	2,973,458
Promissory note issued to C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	-	136,424
Total	$347,862	$3,578,386

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of March 31, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of March 31, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of March 31, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of March 31, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of March 31, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 167 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of March 31, 2020 and December 31, 2019.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of March 31, 2020 and December 31, 2019.

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

During the three months ended March 31, 2020, the Company received an aggregate of $6,167,328 and repaid an aggregate of $3,142,796.

On February 11, 2020, pursuant to an assignment and consent agreement, Heritage sold, transferred and assigned to Bay View Funding all of Heritage’s right, title, and interest in the loan and security agreement (refer to Note 9, Factor Financing, for additional detail). As a result of the assignment, the Company recorded a loss on settlement of debt of $149,180 related to the remaining accretion of debt discount in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Libertas $31,602 each week based upon an anticipated 20% of its future receivables until such time as $1,460,000 had been paid, a period Libertas and the Financing Parties estimated to be approximately eleven months. In the event that the Financing Agreement was paid off earlier than eleven months, there was to be a discount to the sum owed. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The Company used the proceeds of the Financing Agreement for the acquisition of TNS.

On February 1, 2019, the Company fully repaid the Financing Agreement. As a result, the amount owed at December 31, 2019 was $0.

Loan with WaveTech Global, Inc., matured April 28, 2019

On February 4, 2019, the Company entered into a share purchase agreement with WaveTech Global. This agreement included a promissory note in the principal amount of $1,325,895, which matured on April 28, 2019. On July 9, 2019, the share purchase agreement was terminated. As a result, the Company placed the amount due to WaveTech Global into escrow using cash received from the WaveTech GmbH share purchase agreement (refer to Note 15, Commitments and Contingencies for additional detail). In connection with the WaveTech GmbH transaction dated November 14, 2019, the escrow amount was returned to the Company.

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay C6 Capital $10,045 each week based upon an anticipated 20% of its future receivables until such time as $337,500 had been paid, a period C6 Capital and the Financing Parties estimated to be approximately eight months. In the event that the Financing Agreement was paid off earlier than eight months, there was to be a discount to the sum owed. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement. During the three months ended March 31, 2020, the Company paid $156,696 of the original balance under the agreement. As a result, the amount owed at March 31, 2020 was $0. The Company recorded a loss on settlement of debt of $1,490 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

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

During the year ended December 31, 2019, the Company paid $8,437 of the original balance under the agreement. During the three months ended March 31, 2020, the Company paid $54,844 of the original balance under the agreement.

At March 31, 2020, the Company owed $71,719 pursuant to this agreement and will record accretion equal to the debt discount of $11,260 over the remaining term of the note.

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay RDM Capital Funding $10,574 each week based upon an anticipated 3% of its future receivables until such time as $337,500 had been paid, a period RDM Capital Funding and the Financing Parties estimated to be approximately eight months. In the event that the Financing Agreement was paid off earlier than eight months, there was to be a discount to the sum owed. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the year ended December 31, 2019, the Company paid $21,094 of the original balance under the agreement. During the three months ended March 31, 2020, the Company paid $137,111 of the original balance under the agreement. At March 31, 2020, the Company owed $179,295 pursuant to this agreement and was to record accretion equal to the debt discount of $28,149 over the remaining term of the note.

During the period of April 1, 2020 through May 8, 2020, the Company repaid the balance in full. The final payment included the discount described above, which amounted to $62,652 (refer to Note 17, Subsequent Events, for additional detail).

8.	Convertible Debentures

As of March 31, 2020 and December 31, 2019, the Company had outstanding the following convertible debentures:

	March 31,	December 31,
	2020	2019
Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019	$594,362	$594,362
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $50,443 and 105,752	1,512,458	1,461,265
Convertible promissory note, Michael Roeske, 24% interest, unsecured, due on demand, net of debt discount of $0 and $3,512	145,000	112,488
Convertible promissory note, Joel Raven, 24% interest, unsecured, due on demand, net of debt discount of $0 and $8,658	455,000	355,342
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $13,891 and $24,819	86,109	98,181
Convertible promissory note, SCS, LLC, 24% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $0 and $13,005	63,788	38,025
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $75,861 and $113,674	72,139	34,326
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $40,750 and $53,051	27,750	15,449
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $35,417 and $45,125	22,583	12,875
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $16,778 and $23,986	106,222	99,014
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matures November 21, 2020, net of debt discount of $46,898 and $58,648	28,102	16,352
Convertible promissory note, CCAG Investments, LLC, 8% interest, secured, matures June 30, 2020, net of debt discount of $110,654	64,346	-
Convertible promissory note, FJ Vulis and Associates, LLC, 8% interest, secured, matures June 30, 2020, net of debt discount of $110,654	64,346	-
Total	3,242,205	2,837,679

Less: Long-term portion of convertible debentures, net of debt discount	-	(28,324)

Convertible debentures, current portion, net of debt discount	$3,242,205	$2,809,355

Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019

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

During the year ended December 31, 2019, the Company paid $25,000 of principal. The Company owed $594,362 as of March 31, 2020.

Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020

On April 17, 2019, Dominion Capital exchanged two notes into a new note (the “Exchange Note”) with a principal amount of $1,571,134. Interest accrues on the new note at 12% per annum. All principal and accrued interest under the Exchange Note is due on October 17, 2020 and is convertible into shares of the Company’s common stock. The conversion price in effect on the date such conversion is effected shall be equal to (i) initially, $30.00 or (ii) on or after the date of the closing of the next public or private offering of equity or equity-linked securities of the Company in which the Company receives gross proceeds in an amount greater than $100,000, one hundred and five percent (105%) of the price of the common stock issuable in the offering. While during the first six months that the Exchange Note is outstanding, only interest payments are due to the holder, beginning in October 2019, and on each monthly anniversary thereafter until maturity, amortization payments are due for principal and interest due under the Exchange Note. The Exchange Note includes customary events of default, including non-payment of the principal or accrued interest due on the Exchange Note. Upon an event of default, all obligations under the Exchange Note will become immediately due and payable. The Holder was granted a right to participate in future financing transactions of the Company while the Exchange Note remains outstanding.

As a result of the beneficial conversion feature associated with the Dominion notes, $314,228 was added to additional paid-in capital during the year ended December 31, 2019. In connection with the exchange, the Company recorded a loss on settlement of debt of $904,469 on the consolidated statement of operations for the year ended December 31, 2019.

The Company was to begin making principal payments in equal installments beginning on October 1, 2019. On October 22, 2019, the Company reached an agreement with Dominion Capital to postpone the principal payments. In exchange for the extension, the Company will pay to Dominion Capital an extension fee equal to 14% of the postponed payments. As a result of this agreement, the Company added $47,731 of principal to note during the year ended December 31, 2019 and the three months ended March 31, 2020.

During the year ended December 31, 2019 and the three months ended March 31, 2020, the Company paid $51,848 of principal. The Company owed $1,562,901 as of March 31, 2020 and will record accretion equal to the debt discount of $50,443 over the remaining term of the note.

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

During the year ended December 31, 2019, Mr. Roeske converted $70,000 of principal of the note into shares of the Company’s common stock.

The note matured on January 30, 2020 and is in default. As a result of the default, the note balance was increased by 25% of outstanding principal, resulting in additional principal of $29,000. The interest also increased from 6% per annum to 24% per annum.

At March 31, 2020, the Company owed $145,000 pursuant to this agreement.

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

During the year ended December 31, 2019, Mr. Raven converted $70,000 of principal of the note into shares of the Company’s common stock

The note matured on January 30, 2020 and is in default. As a result of the default, the note balance was increased by 25% of outstanding principal, resulting in additional principal of $91,000. The interest also increased from 6% per annum to 24% per annum.

At March 31, 2020, the Company owed $455,000 pursuant to this agreement.

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

During the three months ended March 31, 2020, the holder of the note converted $23,000 of principal and $1,026 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $40,232 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

At March 31, 2020, the Company owed $100,000 pursuant to this agreement and was to record accretion equal to the debt discount of $13,891 over the remaining term of the note.

On April 30, 2020, the holder of the note converted the remaining $100,000 of principal and $5,742 of accrued interest into shares of the Company’s common stock (refer to Note 17, Subsequent Events, for additional detail).

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

At March 31, 2020, the Company owed $123,000 pursuant to this agreement and will record accretion equal to the debt discount of $16,778 over the remaining term of the note.

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

The note matured on March 30, 2020 and is in default. As a result of the default, the note balance was increased by 25% of outstanding principal, resulting in additional principal of $12,758. The interest also increased from 8% per annum to 24% per annum.

At March 31, 2020, the Company owed $63,788 pursuant to this agreement.

On June 19, 2020, the holder of the note began converting principal and accrued interest into shares of the Company’s common stock (refer to Note 17, Subsequent Events, for additional detail).

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

The interest on the outstanding principal due under the note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the note was originally due on September 17, 2020. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 15 trading days prior to and including the conversion date. The conversion price had a floor of $1.50 per share.

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

At March 31, 2020, the Company owed $148,000 pursuant to this agreement and was to record accretion equal to the debt discount of $75,861 over the remaining term of the note.

On April 1 2020, the holder of the note began converting principal into shares of the Company’s common stock. Between that date and June 9, 2020, the holder of the note converted the full principal amount of the note along with the accrued interest (refer to Note 17, Subsequent Events, for additional detail).

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

At March 31, 2020, the Company owed $68,500 pursuant to this agreement and will record accretion equal to the debt discount of $40,751 over the remaining term of the note.

On June 9, 2020, the holder of the note began converting principal into shares of the Company’s common stock (refer to Note 17, Subsequent Events, for additional detail).

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

At March 31, 2020, the Company owed $58,000 pursuant to this agreement and will record accretion equal to the debt discount of $35,417 over the remaining term of the note.

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

At March 31, 2020, the Company owed $75,000 pursuant to this agreement and will record accretion equal to the debt discount of $46,898 over the remaining term of the note.

Convertible promissory note, CCAG Investments, LLC, 20% interest, secured, matures June 30, 2020

On February 7, 2020, the Company entered into and closed on a Securities Purchase Agreement with CCAG Investments, LLC, pursuant to which the Company issued to CCAG Investments, LLC a secured convertible redeemable note in the aggregate principal amount of $175,000 for an aggregate purchase price of $157,500, resulting in an original issue discount of $17,500. The Company also issued a warrant equal to 50% of the face amount of the note with a term of three years to purchase 9,723 shares of common stock at an initial exercise price of $9.00 per share.

The interest on the outstanding principal due under the note accrued at a rate of 20% per annum. All principal and accrued but unpaid under the secured note was originally due on June 30, 2020. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date.

In connection with the issuance of the note, the Company also issued to CCAG Investments, LLC 9,755 shares of common stock (refer to Note 11, Common Stock, for additional detail).

The embedded conversion option and warrants issued qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature and warrants issued was $42,000 and $64,000, resulting in an additional discount to the note payable of $106,000. The shares issued with the note were valued at $51,500, for a total debt discount of $175,000.

The Company had the option of repaying 120% of the principal balance if paid within 90 days of issuance, or 125% of the principal if paid greater than 90 days after issuance.

On May 6, 2020, the Company repaid 120% of the principal balance (refer to Note 17, Subsequent Events, for additional detail).

Convertible promissory note, FJ Vulis and Associates LLC, 20% interest, secured, matures June 30, 2020

On February 7, 2020, the Company entered into and closed on a Securities Purchase Agreement with FJ Vulis and Associates, LLC, pursuant to which the Company issued to FJ Vulis and Associates, LLC a secured convertible redeemable note in the aggregate principal amount of $175,000 for an aggregate purchase price of $157,500, resulting in an original issue discount of $17,500. The Company also issued a warrant equal to 50% of the face amount of the note with a term of three years to purchase 9,723 shares of common stock at an initial exercise price of $9.00 per share.

The interest on the outstanding principal due under the note accrued at a rate of 20% per annum. All principal and accrued but unpaid under the secured note was originally due on June 30, 2020. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date.

In connection with the issuance of the note, the Company also issued to FJ Vulis and Associates, LLC 9,755 shares of common stock (refer to Note 11, Common Stock, for additional detail).

The embedded conversion option and warrants issued qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature and warrants issued was $42,000 and $64,000, resulting in an additional discount to the note payable of $106,000. The shares issued with the note were valued at $51,500, for a total debt discount of $175,000.

The Company had the option of repaying 120% of the principal balance if paid within 90 days of issuance, or 125% of the principal if paid greater than 90 days after issuance.

On May 6, 2020, the Company repaid 120% of the principal balance (refer to Note 17, Subsequent Events, for additional detail).

9.	Factor Financing

On February 11, 2020, pursuant to an assignment and consent agreement, Bay View Funding was sold, transferred and assigned all of Heritage’s right, title, and interest in the loan and security agreement with the Company’s wholly-owned subsidiary, ADEX, discussed in Note 7, Loans Payable. In connection with the agreement, the Company received $3,024,532 from Bay View Funding. This money was used to pay off the amounts owed to Heritage at the time of the assignment and consent agreement. The initial term of the factoring agreement is twelve months from the initial funding date.

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

During the three months ended March 31, 2020, the Company received an aggregate of $4,685,390 and repaid an aggregate of $1,841,858. The Company owed $2,844,381 under the agreement as of March 31, 2020.

10.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of March 31, 2020, the derivative liability balance of $2,063,062 was comprised of $1,225,000 of derivatives related to the Company’s convertible debentures, and $838,062 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2019, the derivative liability balance of $992,733 was comprised of $801,000 of derivatives related to the Company’s convertible debentures, and $191,732 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31,	December 31,
	2020	2019
Balance at the beginning of the period	$992,733	$3,166,886
Change in fair value of embedded conversion option	813,630	(1,843,935)
Fair value of debt derivatives at issuance	84,000	-
Fair value of warrant derivatives at issuance	128,000	-
Fair value of option derivatives at issuance	44,700	-
Conversion of derivative liability	-	(1,281,888)
Original discount limited to proceeds of notes		376,500
Repayment of convertible note	-	(164,468)
Derivative issued as part of acquisition	-	189,000
Fair value of derivative liabilities in excess of notes proceeds received	-	116,638
Addition to derivative due to default penalty	-	466,000
Impact of note extinguishment	-	(32,000)
Balance at the end of the period	$2,063,063	$992,733

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2019	230 - 304%	1.55 - 1.75%	0%	0.25 - 1.16
At March 31, 2020	193 - 361%	0.04 - 1.75%	0%	0.08 - 2.85

11.	Common Stock

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

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On January 7, 2020, the Company issued 1,112 shares of common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On February 11, 2020, the Company issued 2,778 shares of common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of Shares Pursuant to the Execution of New Convertible Debentures

On February 7, 2020, the Company issued 9,755 shares of common stock to CCAG Investments, LLC upon the execution of a new convertible note described in Note 8, Convertible Debentures.

On February 7, 2020, the Company issued 9,755 shares of common stock to FJ Vulis and Associates, LLC upon the execution of a new convertible note described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to GS Capital Partners, LLC Convertible Debentures

On February 12, 2020, the Company issued 1,647 shares of common stock to GS Capital Partners, LLC upon the conversion of $8,000 of principal and $323 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On March 13, 2020, the Company issued 11,212 shares of common stock to GS Capital Partners, LLC upon the conversion of $15,000 of principal and $703 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to WaveTech GmbH Post-Closing Notes

On February 18, 2020, the Company issued 1,082,731 shares of common stock to holders of WaveTech GmbH post-closing notes upon the conversion of $8,507,557 of principal and accrued interest pursuant to the post-closing notes described in Note 3, Due From Related Party.

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

Holders of Series A preferred stock shares began converting into shares of common stock during May 2018 (refer to Note 11, Common Stock, for additional detail).

On April 8, 2020, the Company made the third amendment to the Certificate of Designation of its Series A preferred stock, which lowered the fixed conversion price and the conversion price floor to $3.00 per share (refer to Note 17, Subsequent Events, for additional detail).

On June 18, 2020, the Company made the fourth amendment to the Certificate of Designation of its Series A preferred stock, which lowered the fixed conversion price to $0.20 per share and the conversion price floor to $0.01 per share (refer to Note 17, Subsequent Events, for additional detail).

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

As of the date of this report, the Series C shares have not been issued. The Company expects to issue these shares during the third quarter of 2020 (refer to Note 15, Commitments and Contingencies, for additional detail).

13.	Share Purchase Warrants and Stock Options

From time to time, the Company issues share purchase warrants and stock options, which are classified as liabilities. The total fair value of the Company’s share purchase warrants and stock options was $838,062 and $191,732 as of March 31, 2020 and December 31, 2019, respectively. This amount is included in derivative liabilities on the consolidated balance sheets. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of March 31, 2020 and December 31, 2019 was 1.6 years and 1.3 years, respectively. The stock options outstanding at March 31, 2020 and December 31, 2019 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the three months ended March 31, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	14,075	$331.46
Issued	64,134	253.57
Expired	-	-
Balance at March 31, 2020	78,209	$267.59

As of March 31, 2020, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance Date	Expiry date
459		1,530.00	28-04-2017	28-04-2020
834		300.00	27-06-2017	27-06-2020
52,506	*	360.00	14-02-2018	13-02-2021
417		480.00	21-02-2018	21-02-2021
1,667		300.00	17-05-2018	17-05-2020
380		324.00	10-10-2018	10-10-2021
2,500		30.00	21-11-2019	21-11-2022
9,723		9.00	07-02-2020	07-02-2023
9,723		9.00	07-02-2020	07-02-2023
78,209

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At March 31, 2020, it is 4% of the 1,312,634 shares outstanding as of that date.

The following table summarizes the activity of stock options for the three months ended March 31, 2020:

	Number of stock options	Weighted average exercise price
Balance at December 31, 2019	5,000	$9.00
Issued	-	-
Expired	-	-
Balance at March 31, 2020	5,000	$9.00

As of March 31, 2020, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date
5,000	9.00	11/25/2019	11/25/2021

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2020:

	March 31,	December 31,
	2020	2019
Operating lease assets	$136,211	$168,384

Operating lease liabilities:
Current operating lease liabilities	141,688	173,351
Total operating lease liabilities	$141,688	$173,351

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2020 and 2019, the Company recognized operating lease expense of $52,308 and $48,175, respectively. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations. During the three months ended March 31, 2020, short-term lease costs were $50,073 and $78,035, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $51,799 and $47,309 for the three months ended March 31, 2020 and 2019, respectively, and this amount is included in operating activities in the consolidated statements of cash flows. During the three months ended March 31, 2020 and 2019, respectively, the Company reduced its operating lease liabilities by $31,662 and $36,150 for cash paid.

The operating lease liabilities as of March 31, 2020 reflect a weighted average discount rate of 58%. The weighted average remaining term of the leases is 2.75 years. Remaining lease payments as of March 31, 2020 are as follows:

Year ending December 31,
2020	$70,203
2021	95,914
2022	86,681
2023	21,330
Total lease payments	274,128
Less: imputed interest	(132,440)
Total	$141,688

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three months ended March 31, 2020 and 2019).

WaveTech GmbH Share Purchase Agreement

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation.

The merger of WaveTech GmbH into the Company shall be effected through a sale and exchange of shares and cash. Pursuant to the share purchase agreement, in exchange for shares of common stock of the Company, the Company will acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech GmbH in exchange for the issuance of the Company’s Series C preferred stock as well as the assumption by the Company of $8,507,557 of WaveTech GmbH debt (refer to Note 3, Due From Related Party, for additional detail). The Company was to receive $3,000,000 in cash at or before consummation of the transactions contemplated by the share purchase agreement (the “Transactions”). Upon consummation of the Transactions, the current WaveTech GmbH shareholders will beneficially own a majority of the outstanding shares of the Company.

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

The Company determined that the acquisition had not been completed for accounting purposes as of the three months ended March 31, 2020 because the Series C preferred stock shares have not yet been issued.

As of December 31, 2019, the Company had received $2,989,978 in cash from WaveTech GmbH. Additionally, the Company recorded a foreign exchange loss of $10,022 in the consolidated statement of operations for the year ended December 31, 2019. During the three months ended March 31, 2020, the Company received an additional $299,972 in cash from WaveTech GmbH. This $3,299,972 is included in due from related party as of March 31, 2020 (refer to Note 3, Due From Related Party, for additional detail). Additionally, as of the date of this report, the Series C preferred stock shares have not been issued.

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement (refer to Note 17, Subsequent Events, for additional detail).

Between the period of April 1, 2020 through June 25, 2020, the Company obtained additional executed assignment agreements from shareholders holding an aggregate of 30% of the issued and outstanding shares of WaveTech GmbH (refer to Note 17, Subsequent Events, for additional detail). As a result, as of the date of this report, the Company has obtained executed assignment agreements from shareholders holding an aggregate of 90% of the issued and outstanding shares of WaveTech GmbH.

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

16.	Segment Disclosures

During the three months ended March 31, 2020 and 2019, the Company had two operating segments including:

●	AWS/ADEX/TNS, which is comprised of the AWS Entities, the ADEX Entities, and TNS.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three months ended March 31, 2020 is presented below:

	Three Months Ended March 31, 2020
	Spectrum Global	AWS/ADEX/ TNS	Total

Net sales	$-	$7,130,480	$7,130,480
Operating loss	(745,562)	(915,990)	(1,661,552)
Interest expense	341,226	74,921	416,147
Depreciation and amortization	-	97,173	97,173
Total assets as of March 31, 2020	5,194,959	11,113,716	16,308,675

Geographic information as of and for the three months ended March 31, 2020 is presented below:

	Revenues For The Three Months Ended March 31, 2020	Long-lived Assets as of March 31, 2020

Puerto Rico	$170,512	$9,268
United States	6,959,968	5,802,767
Consolidated total	7,130,480	5,812,035

Financial statement information by operating segment for the three months ended March 31, 2019 and as of December 31, 2019 is presented below:

	Three Months Ended March 31, 2019
	Spectrum Global	AWS/ADEX	Total

Net sales	$-	$11,335,732	$11,335,732
Operating (loss) income	(954,965)	969,666	14,701
Interest expense	399,555	71,857	471,412
Depreciation and amortization	-	93,952	93,952
Total assets as of December 31, 2019	11,783	12,157,035	12,168,818

Geographic information for the three months ended March 31, 2019 and as of December 31, 2019 is presented below:

	Revenues For The Three Months Ended March 31, 2019	Long-lived Assets as of December 31, 2019

Puerto Rico	$310,478	$9,698
United States	11,025,254	5,861,240
Consolidated total	11,335,732	5,870,938

17.	Subsequent Events

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

On April 21, April 27, 2020, and May 12, 2020, our AWS, ADEX, and AWS PR subsidiaries received $672,400, $2,682,125, and $78,000, respectively (the “PPP Funds”). AWS entered into a loan agreement with Iberia Bank, ADEX entered into a loan agreement with Heritage Bank of Commerce, and AWS PR entered into a loan agreement with Banco Popular de Puerto Rico. These loan agreements were pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

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

On May 12, 2020, the Company issued 38,956 shares of common stock to Power Up Lending Group LTD. upon the conversion of $10,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 13, 2020, the Company issued 77,912 shares of common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On May 20, 2020, the Company issued 113,379 shares of common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On June 9, 2020, the Company issued 62,359 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,000 of principal and $5,520 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On June 9, 2020, the Company issued 71,132 shares of common stock to Power Up Lending Group LTD. upon the conversion of $12,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On June 12, 2020, the Company issued 118,554 shares of common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On June 16, 2020, the Company issued 118,554 shares of common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On June 26, 2020, the Company issued 118,777 shares of common stock to Power Up Lending Group LTD. upon the conversion of $16,500 of principal and $2,540 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Dominion Capital Modification

On April 2, 2020, in connection with the convertible debenture outstanding to Dominion Capital, the Company paid a $20,000 modification fee in order to avoid an event of default under the note and receive payment forbearance for a period of 30 days.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On April 9, 2020, the Company issued 8,334 shares of common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

On April 29, 2020, the Company issued 8,334 shares of common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

On June 22, 2020, the Company issued 85,000 shares of common stock to M2B Funding upon the conversion of 17,000 shares of Series A preferred stock with a stated value of $1 per share.

On June 25, 2020, the Company issued 75,000 shares of common stock to Dominion Capital upon the conversion of 15,000 shares of Series A preferred stock with a stated value of $1 per share.

Amendments to the Certificate of Designation of the Company’s Series A Preferred Stock

On April 8, 2020, the Company made the third amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price and the conversion price floor to $3.00 per share.

On June 18, 2020, the Company made the fourth amendment to the Certificate of Designation of its Series A preferred stock, which lowered the fixed conversion price to $0.20 per share and the conversion price floor to $0.01 per share.

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

Issuance of Shares Pursuant to GS Capital Partners, LLC Convertible Debentures

 On April 30, 2020, the Company issued 302,121 shares of common stock to GS Capital Partners, LLC upon the conversion of $100,000 of principal and $5,742 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Repayment of CCAG Investments, LLC Convertible Promissory Note

On May 6, 2020, the Company repaid 120% of the principal balance owed to CCAG Investments, LLC. The total payment was $218,534, which included accrued interest of $8,534.

Repayment of FJ Vulis and Associates, LLC Convertible Promissory Note

On May 6, 2020, the Company repaid 120% of the principal balance owed to FJ Vulis and Associates, LLC. The total payment was $218,247, which included accrued interest of $8,247.

Payments to RDM Capital Funding

During the period of April 1, 2020 through May 8, 2020, the Company repaid the balance in full. Total cash payments during this period were $116,643, with a discount of $62,652 as a result of the Company paying the note off in under eight months from issuance.

Issuance of Shares Pursuant to SCS, LLC Convertible Debentures

On June 19, 2020, the Company issued 23,555 shares of common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Update on WaveTech GmbH transaction

Between the period of April 1, 2020 through June 25, 2020, the Company obtained additional executed assignment agreements from shareholders holding an aggregate of 30% of the issued and outstanding shares of WaveTech GmbH. As a result, as of the date of this report, the Company has obtained executed assignment agreements from shareholders holding an aggregate of 90% of the issued and outstanding shares of WaveTech GmbH.

Both parties have mutually agreed that the Series C preferred stock shares will be issued subsequent to June 30, 2020, likely during the third quarter of 2020. Once the Series C preferred stock shares are issued, the transaction will be considered closed for accounting purposes.

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

Our telecommunications services are supported by our subsidiaries: the AWS Entities, the ADEX Entities, and TNS. The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear master service agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEMs) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband multiple-system operators (“MSOs”) and OEMs. On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. TNS is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures. TNS extends our geographic reach to the Midwest area and our client reach to end-users, such as multinational corporations, universities, school districts and other large organizations and enterprise clientele that have significant ongoing next generation network needs. TNS works both in the U.S. and internationally.

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

As of the date of this report, we have acquired approximately 90% of the outstanding shares of WaveTech GmbH. The transaction is not considered closed for accounting purposes because as of the date of this report the Series C preferred stock shares have not been issued. We expect to issue these shares during the third quarter of 2020. Upon completion of our proposed acquisition of WaveTech GmbH, we will be a leading technology platform company that provides software, services, and solutions that dramatically increase the availability and cost efficiency of global communication networks. The global communication networks our software and services address include data-center, wireless, and wireline-based networks across the globe.

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

Impact of the COVID-19 Pandemic

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

Results of Operations for the Three Month Periods Ended March 31, 2020 and March 31, 2019

Our operating results for the three month periods ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019	Difference

Revenue	$7,130,480	$11,335,732	$(4,205,252)
Operating expenses	8,792,033	11,321,031	(2,528,998)
Other expense	(1,990,149)	(1,337,688)	(652,461)
Provision for income taxes	-	9,600	(9,600)
Net loss	(3,651,702)	(1,332,587)	(2,319,115)

Revenues

Revenue generated during the three months ended March 31, 2020, was $7,130,480 compared to $11,335,752 for the period ended March 31, 2019. The decrease of $4,205,252 is primarily related to a decrease in sales of $2,987,443 for ADEX and $1,429,268 for TNS. Three large ADEX customers totaled $452,353 in the three months ended March 31, 2020, compared to $4,976,192 in the same period of 2019. TNS had a decrease of $1,302,774 from its largest customer in the first quarter of 2020 compared to the first quarter of 2019. Additionally, the COVID-19 pandemic began to affect our operations and the operations of our customers in March 2020.

Operating Expenses

During the three months ended March 31, 2020, our operating expenses were $8,792,033, compared to operating expenses of $11,321,033 for the same period of 2019. The decrease of $2,528,998 is primarily related to a $2,204,339 decrease in cost of revenues and a $412,077 decrease in salaries and wages as a result of the decrease in sales as discussed above.

Other Expense

For the three months ended March 31, 2020, we had other expense of $1,990,149 compared to other expense of $1,337,688 the same period in 2019. The increase of 652,461 was primarily due to an increase in loss on change in fair value of derivatives of $444,239 and a loss on settlement of debt of $190,902 compared to a gain of $164,467 in the prior period. This increase was partially offset by a decrease in amortization of discounts on convertible debentures and loans payable of $272,370.

Net Loss

For the three months ended March 31, 2020, we incurred a net loss of $3,651,702 compared to a net loss of $1,332,587 for the same period in 2019.

Liquidity and Capital Resources

As of March 31, 2020, our total current assets were $13,796,612 and our total current liabilities were $18,331,016, resulting in a working capital deficit of $4,534,404, compared to a working capital deficit of $9,790,032 as of December 31, 2019.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(331,051)	$(544,699)
Net cash used in investing activities	-	(994,133)
Net cash (used in) provided by financing activities	(63,783)	1,885,029
Change in cash	$(394,834)	$346,197

The decrease in cash that we experienced in the three months ended March 31, 2020, compared to the increase during the same period of 2019, is primarily due to the cash used in operating activities of $331,051. This amount included the net loss of $3,651,702. It was partially offset by a loss on change in fair value of derivative liability of $813,630, amortization of discounts on convertible debentures and loans payable of $388,982, stock-based compensation of $201,938, loss on settlement of debt of $190,902, and net changes in operating assets and liabilities of $1,447,027. Additionally, net cash used in financing activities was $63,783 in the three months ended March 31, 2020, compared to net cash provided by financing activities of $1,885,029 in the three months ended March 31, 2019. This was due to net repayments of loans payable, convertible debentures, and factor financing exceeding the net proceeds for the quarter.

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

As of March 31, 2020, we had cash of $73,985 compared to $468,819 as of December 31, 2019.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b)	we do not have any formally adopted internal controls surrounding our cash and financial reporting procedures; and

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On January 7, 2020, we issued 1,112 shares of our common stock to M2B Funding upon the conversion of 10,000 shares of Series A preferred stock with a stated value of $1 per share.

On February 7, 2020, we issued 9,755 shares of our common stock to CCAG Investments, LLC upon the execution of a new convertible note.

On February 7, 2020, we issued 9,755 shares of our common stock to FJ Vulis and Associates, LLC upon the execution of a new convertible note.

On February 11, 2020, we issued 2,778 shares of our common stock to Dominion Capital upon the conversion of 25,000 shares of Series A preferred stock with a stated value of $1 per share.

On February 12, 2020, we issued 1,647 shares of our common stock to GS Capital Partners, LLC upon the conversion of $8,000 of principal and $323 of accrued interest pursuant a convertible debenture.

On February 18, 2020, we issued 1,082,731 shares of our common stock to holders of WaveTech GmbH post-closing notes upon the conversion of $8,507,557 of principal and accrued interest.

On March 13, 2020, we issued 11,212 shares of our common stock to GS Capital Partners, LLC upon the conversion of $15,000 of principal and $703 of accrued interest pursuant to a convertible debenture.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: June 29, 2020	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer