Form 10-Q
period 2020-06-30
Spectrum Global Solutions, Inc.
filed 2020-08-14
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

3,435,424 common shares issued and outstanding as of August 7, 2020.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,151,595	$468,819
Accounts receivable, net of allowances of $68,698 and $504,785, respectively	3,877,712	5,167,261
Contract assets	169,205	461,681
Due from related party	5,187,585	-
Prepaid expenses and deposits	175,370	200,119
Total current assets	11,561,467	6,297,880

Property and equipment, net of accumulated depreciation of $1,079,858 and $1,058,973, respectively	79,942	93,067
Goodwill	1,905,822	1,905,822
Customer lists, net of accumulated amortization of $567,558 and $440,805, respectively	2,363,271	2,490,024
Tradenames, net accumulated amortization of $258,934 and $212,226, respectively	1,141,187	1,187,895
Operating lease right-of-use assets	130,517	168,384
Other assets	97,737	25,746
Total assets	$17,279,943	$12,168,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$4,400,699	$4,028,285
Contract liabilities	1,140,468	704,544
Loans payable to related parties	701,258	3,701,258
Loans payable, current portion, net of debt discount of $1,072 and $280,174, respectively	187,498	3,578,386
Convertible debentures, current portion, net of discount of $79,315 and $352,055, respectively	2,653,117	2,809,355
Factor financing	2,328,600	-
Derivative liability	1,123,479	992,733
Warrant liability	100,000	100,000
Operating lease liabilities	136,478	173,351
Total current liabilities	12,771,597	16,087,912

Long-term liabilities:
Loans payable, net of current portion	3,561,183	-
Convertible debentures, net of current portion, net of debt discount of $0 and $98,176, respectively	-	28,324
Total long-term liabilities	3,561,183	28,324

Total liabilities	16,332,780	16,116,236

Commitments and Contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 697,427 and 829,427 outstanding as of June 30, 2020 and December 31, 2019, respectively	847,486	1,007,888
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2020 and December 31, 2019	484,530	484,530
Total mezzanine equity	1,332,016	1,492,418

Stockholders' Deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 2,714,381 and 195,715 issued and 2,712,310 and 193,644 outstanding as of June 30, 2020 and December 31, 2019, respectively	27	2
Additional paid-in capital	35,865,520	25,255,291
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(36,047,706)	(30,492,435)
Total stockholders' deficit	(384,853)	(5,439,836)

Total liabilities and stockholders’ deficit	$17,279,943	$12,168,818

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$5,607,894	$8,317,402	$12,738,374	$19,653,134

Operating expenses:
Cost of revenues	4,817,794	7,165,245	11,437,620	15,989,410
Depreciation and amortization	97,173	96,901	194,346	190,853
Salaries and wages	767,259	1,132,685	1,896,161	2,490,893
General and administrative	1,031,064	934,960	1,977,195	1,979,666
Total operating expenses	6,713,290	9,329,791	15,505,322	20,650,822

Loss from operations	(1,105,396)	(1,012,389)	(2,766,948)	(997,688)

Other (expenses) income:
(Loss) gain on settlement of debt	(1,258,667)	317,820	(1,449,569)	482,287
Amortization of discounts on convertible debentures and loans payable	(80,408)	(455,545)	(469,390)	(1,116,897)
Gain (loss) on change in fair value of derivatives	734,584	1,840,317	(79,046)	1,470,926
Default and debt extension fees	-	-	(60,489)	-
Foreign exchange loss	(124)	-	(124)	-
Interest expense	(294,558)	(778,183)	(710,705)	(1,249,595)
Total other (expense) income	(899,173)	924,409	(2,769,323)	(413,279)

Net loss before income taxes	(2,004,569)	(87,980)	(5,536,271)	(1,410,967)

Provision for income taxes	19,000	10,601	19,000	20,201

Net loss	(2,023,569)	(98,581)	(5,555,271)	(1,431,168)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders, basic and diluted:	$(1.55)	$(1.09)	$(6.80)	$(22.02)

Weighted average common shares outstanding, basic and diluted	1,303,493	90,217	817,214	65,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the six months ended June 30, 2020
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2020	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	1,112	-	12,151	-	-	-	12,151
Issuance of common stock to CCAG Investments upon execution of convertible debenture agreements	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to FJ Vulis upon execution of convertible debenture agreements	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	2,778	-	30,379	-	-	-	30,379
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	12,859	-	64,257	-	-	-	64,257
Common stock issued for related party receivable from WaveTech GmbH debt assumption	1,082,731	11	8,507,546	-	-	-	8,507,557
Shares issued for services	-	-	201,938	-	-	-	201,938
Net loss for the period	-	-	-	-	-	(3,531,702)	(3,531,702)

Ending balance, March 31, 2020	1,314,705	$13	$34,174,562	$74,742	$(277,436)	$(34,024,137)	$(52,256)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	85,000	1	20,657	-	-	-	20,658
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	166,668	2	97,211	-	-	-	97,213
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	302,121	3	876,148	-	-	-	876,151
Issuance of common stock to Power Up Lending upon conversion of convertible debentures	822,332	8	529,626	-	-	-	529,634
Issuance of common stock to SCS, LLC upon conversion of a convertible debenture	23,555	-	5,653	-	-	-	5,653
Shares issued for services	-	-	161,663	-	-	-	161,663
Net loss for the period	-	-	-	-	-	(2,023,569)	(2,023,569)

Ending balance, June 30, 2020	2,714,381	$27	$35,865,520	$74,742	$(277,436)	$(36,047,706)	$(384,853)

	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	25,703	$-	$18,681,467	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to RDW Capital, LLC upon conversion of convertible debentures	3,867	-	293,165	-	-	-	293,165
Issuance of common stock to Silverback Capital upon conversion of convertible debentures	2,060	-	119,663	-	-	-	119,663
Issuance of common stock to Virtual Capital upon conversion of convertible debentures	3,572	-	321,425	-	-	-	321,425
Issuance of common stock to employees pursuant to the conversions of convertible debt	4,667	-	308,000	-	-	-	308,000
Shares issued for services	9,565	-	471,343	-	-	-	471,343
Net loss for the period	-	-	-	-	-	(1,332,587)	(1,332,587)

Ending balance, March 31, 2019	49,434	$-	$20,195,063	$74,742	$(277,436)	$(25,502,692)	$(5,510,323)

Issuance of common stock to RDW Capital, LLC upon conversion of convertible debentures	259	-	10,863	-	-	-	10,863
Issuance of common stock to Silverback Capital upon conversion of convertible debentures	667	-	27,000	-	-	-	27,000
Issuance of common stock to Virtual Capital upon conversion of convertible debentures	9,667	-	377,496	-	-	-	377,496
Issuance of common stock to InterCloud upon conversion of convertible debentures	52,358	1	2,104,759	-	-	-	2,104,760
Impact of Dominion Capital beneficial conversion feature	-	-	314,228	-	-	-	314,228
Shares issued for services	-	-	272,895	-	-	-	272,895
Cancellation of shares for services	(467)	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(98,581)	(98,581)

Ending balance, June 30, 2019	111,918	$1	$23,302,304	$74,742	$(277,436)	$(25,601,273)	$(2,501,662)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(5,555,271)	$(1,431,168)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	79,046	(1,470,926)
Amortization of discounts on convertible debentures and loans payable	469,390	1,116,897
Depreciation and amortization	194,346	190,853
Amortization of operating right-of-use assets	37,867	68,593
Amortization of operating right-of-use liabilities	(36,873)	(67,289)
Stock-based compensation	363,601	744,238
(Loss) gain on settlement of debt	1,449,569	(482,287)
Default and debt extension fees	60,489	-
Original issue discount	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,289,549	127,588
Contract assets	292,476	702,910
Prepaid expenses and deposits	24,749	597,221
Other assets	(71,991)	4,250
Accounts payable and accrued liabilities	362,714	618,431
Contract liabilities	435,924	(872,238)
Net cash used in operating activities	(604,415)	(132,927)

Cash flows from investing activities:
Purchase of equipment	(7,760)	(57,301)
Net cash paid for business combination	-	(941,593)
Net cash used in investing activities	(7,760)	(998,894)

Cash flows from financing activities:
Proceeds from loans payable	6,605,873	16,024,190
Repayments of loans payable	(6,652,028)	(14,521,462)
Proceeds from loans payable to related parties	319,972	-
Repayments of loans payable to related parties	-	(95,124)
Proceeds from issuance of convertible debentures	315,000	-
Repayments of convertible debentures	(622,466)	(289,475)
Proceeds from factor financing	8,836,292	-
Repayments of factor financing	(6,507,692)	-
Net cash provided by financing activities	2,294,951	1,118,129

Net increase (decrease) in cash	1,682,776	(13,692)

Cash, beginning of period	468,819	620,593

Cash, end of period	$2,151,595	$606,901

Supplemental disclosures of cash flow information:
Cash paid for interest	$274,103	$271,042
Cash paid for income taxes	$-	$106,974

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$1,475,695	$3,562,374
Original issue discounts	$35,000	$20,000
Original debt discount against derivative liability	$315,000	$189,000
Common stock issued for conversion of Series A preferred stock	$160,401	$-
Common stock issued for related party receivable from WaveTech GmbH debt assumption	$8,507,557	$-
Addition to principal of convertible debenture due to defaults	$12,758	$-
Addition to principal of convertible debenture due to debt extension fee	$47,731	$-
Issuance of common stock upon execution of convertible debenture agreements	$103,000	$-
Addition to derivative liability due to issuance of stock options	$44,700	$-
Net assets acquired in TNS acquisition	$-	$935,834
Convertible note issued in TNS acquisition	$-	$665,000
Third-party payment of third-party debt	$-	$150,000
Addition to principal of convertible debenture due to Barn 11 default	$-	$119,342
Addition to derivative liability due to Barn 11 default	$-	$466,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

June 30, 2020

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2020, the Company had an accumulated deficit of $36,047,706, and a working capital deficit of $1,210,130. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2020 and December 31, 2019 was $68,698 and $504,785, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and six months ended June 30, 2020 and 2019.

Intangible Assets

At June 30, 2020 and December 31, 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and six months ended June 30, 2020 and 2019.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three and six months ended June 30, 2020 and 2019.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of June 30, 2020 was $156,711 plus penalties and interest of $129,967 for a total obligation due of $286,678. The amount due as of December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. This tax assessment was included in accrued expenses at June 30, 2020 and December 31, 2019.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Professional Services	$4,668,253	$7,258,586	$10,035,564	$13,193,812
Construction	939,641	1,058,816	2,702,810	6,459,322
Total	$5,607,894	$8,317,402	$12,738,374	$19,653,134

Revenue by contract duration	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Short-term	$25,146	$109,007	$53,451	$174,437
Long-term	5,582,748	8,208,395	12,684,923	19,478,697
Total	$5,607,894	$8,317,402	$12,738,374	$19,653,134

Revenue by contract type	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Unit-price	$185,956	$-	$346,783	$3,158,670
Fixed-price	753,686	1,058,816	2,356,028	3,300,652
Time-and-materials	4,668,252	7,258,586	10,035,563	13,193,812
Total	$5,607,894	$8,317,402	$12,738,374	$19,653,134

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At June 30, 2020 and December 31, 2019, contract assets totaled $169,205 and $461,681, respectively.

Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets. At June 30, 2020 and December 31, 2019, contract liabilities totaled $1,140,468 and $704,544, respectively.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2020 and December 31, 2019, respectively, the Company had 5,350,251 and 286,736 common stock equivalents outstanding.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2020, two customers accounted for 29% and 15%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 39% and 15%, respectively, of trade accounts receivable as of June 30, 2020. For the six months ended June 30, 2019, four customers accounted for 22%, 21%, 14% and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38%, 29%, 3% and 3%, respectively, of trade accounts receivable as of June 30, 2019.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 96% of consolidated revenues for the six-month periods ended June 30, 2020 and 2019. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 4% of consolidated revenues for the six-month periods ended June 30, 2020 and 2019.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2020 or the year ended December 31, 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019 consisted of the following:

	Total fair value at June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$1,123,479	$-	$-	$1,123,479

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$992,733	$-	$-	$992,733

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2020 and December 31, 2019, the Company had a derivative liability of $1,123,479 and $992,733, respectively.

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

As of June 30, 2020, the Company had a due from related party balance of $5,187,585. This amount is the net of the amounts discussed below in the “Assumption of WaveTech GmbH debt” and “Loan with WaveTech GmbH, 8% interest” sections of this note.

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

Loan with WaveTech GmbH, 8% interest

As of June 30, 2020, the loan with WaveTech GmbH discussed in Note 6, Related Party Transactions, is being netted against the amounts discussed in the “Assumption of WaveTech GmbH debt” section of this note. The balance as of December 31, 2019 was $3,000,000.

During the six months ended June 30, 2020, the Company received an additional $319,972 from WaveTech GmbH.

As of June 30, 2020, principal of $3,319,972 remains outstanding. The note is due on demand.

In the event that the Company’s acquisition of WaveTech GmbH is terminated, the amount of this note would be used to offset amounts owed by WaveTech GmbH to the Company.

4.	Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Computers and office equipment	$357,031	$349,271
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	227,563
Vehicles	94,356	94,356
Vehicles under capital lease	-	-
Total	1,204,219	1,196,459

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,079,858)	(1,058,973)

Equipment, net	$79,942	$93,067

During the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $20,885 and $16,985, respectively.

5.	Intangible Assets

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at June 30, 2020	Net carrying value at December 31, 2019
Customer relationship and lists	$2,930,829	$567,558	$-	$2,363,271	$2,490,024
Trade names	1,400,121	258,934	-	1,141,187	1,187,895

Total intangible assets	$4,330,950	$826,492	$-	$3,504,458	$3,677,919

During the six months ended June 30, 2020 and 2019, the Company recorded amortization expense of $173,461 and $173,867, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2020	$173,460
2021	346,921
2022	346,921
2023	346,921
2024	346,921
Thereafter	1,943,314
Total	$3,504,458

6.	Related Party Transactions

Unsecured Amounts Due to InterCloud

As of June 30, 2020 and December 31, 2019, the Company owed $50,577 to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

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

Sales to WaveTech GmbH

 During the three and six months ended June 30, 2020 the Company’s ADEX subsidiary made sales to WaveTech GmbH totaling $42,918 and $57,846, respectively.

Loans Payable to Related Parties

As of June 30, 2020 and December 31, 2019, the Company had outstanding the following loans payable to related parties:

	June 30,		December 31,
	2020		2019
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	$18,858		$18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	130,000		130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, due on demand	85,000		85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	80,000		80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	170,000		170,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400		217,400
Loan with WaveTech GmbH, 8% interest, due on demand	-	*	3,000,000
Total	$701,258		$3,701,258

*	As of June 30, 2020, in connection with amounts owed to the Company from WaveTech GmbH, the loan with WaveTech GmbH is now being netted against amounts due from WaveTech GmbH (refer to Note 3, Due From Related Party, for additional detail).

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

Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matured April 13, 2020

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

As of June 30, 2020, principal of $217,400 remains outstanding.

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

As of June 30, 2020, in connection with amounts owed to the Company from WaveTech GmbH, the loan with WaveTech GmbH is now being netted against amounts due from WaveTech GmbH (refer to Note 3, Due From Related Party, for additional detail).

7.	Loans Payable

As of June 30, 2020 and December 31, 2019, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2020	2019
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to Pawn Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $1,072 and $31,365	51,241	94,928
CARES Act Loans	3,561,183	-
Promissory note issued to RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $79,087	-	237,319
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180	-	2,973,458
Promissory note issued to C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	-	136,424
Total	$3,748,681	$3,578,386

Less: Long-term portion of loans payable	(3,561,183)	-

Loans payable, current portion, net of debt discount	$187,498	$3,578,386

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of June 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of June 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of June 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of June 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of June 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 167 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of June 30, 2020 and December 31, 2019.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of June 30, 2020 and December 31, 2019.

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

During the six months ended June 30, 2020, the Company received an aggregate of $6,167,328 and repaid an aggregate of $3,142,796.

On February 11, 2020, pursuant to an assignment and consent agreement, Heritage sold, transferred and assigned to Bay View Funding all of Heritage’s right, title, and interest in the loan and security agreement (refer to Note 9, Factor Financing, for additional detail). As a result of the assignment, the Company recorded a loss on settlement of debt of $149,180 related to the remaining accretion of debt discount in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

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

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement. During the six months ended June 30, 2020, the Company paid $156,696 of the original balance under the agreement. As a result, the amount owed at June 30, 2020 was $0. The Company recorded a loss on settlement of debt of $1,490 to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

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

During the year ended December 31, 2019, the Company paid $8,437 of the original balance under the agreement. During the six months ended June 30, 2020, the Company paid $74,250 of the original balance under the agreement.

At June 30, 2020, the Company owed $52,313 pursuant to this agreement and will record accretion equal to the debt discount of $1,072 over the remaining term of the note.

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

During the six months ended June 30, 2020, the Company repaid the balance in full. Total cash payments during this period were $253,754, with a discount of $62,652 due to the Company paying the note off in under eight months from issuance. As a result of these payments, the amount owed at June 30, 2020 was $0. The Company recorded a gain on settlement of debt of $34,503 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

CARES Act Loans

On April 21, April 27, 2020, May 12, 2020 and May 14, 2020, the Company’s AWS, ADEX, AWS PR, and TNS subsidiaries received $672,400, $2,692,125, $78,000 and $108,658, respectively (the “PPP Funds”). AWS entered into a loan agreement with Iberia Bank, ADEX entered into a loan agreement with Heritage Bank of Commerce, AWS PR entered into a loan agreement with Banco Popular de Puerto Rico, and TNS entered into a loan agreement with TCF National Bank. These loan agreements were pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds (the “PPP Loan”) will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

As of June 30, 2020, the aggregate balance of these loans is $3,561,183 and is included in loans payable on the unaudited condensed consolidated balance sheets.

8.	Convertible Debentures

As of June 30, 2020 and December 31, 2019, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2020	2019
Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019	$594,362	$594,362
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $14,629 and 105,752	1,451,653	1,461,265
Convertible promissory note, Michael Roeske, 24% interest, unsecured, due on demand, net of debt discount of $0 and $3,512	78,800	112,488
Convertible promissory note, Joel Raven, 24% interest, unsecured, due on demand, net of debt discount of $0 and $8,658	277,200	355,342
Convertible promissory note, SCS, LLC, 24% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $0 and $13,005	59,788	38,025
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $25,731 and $45,125	32,269	12,875
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $9,620 and $23,986	113,380	99,014
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matures November 21, 2020, net of debt discount of $29,335 and $58,648	45,665	16,352
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $24,819	-	98,181
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $113,674	-	34,326
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $53,051	-	15,449
Total	2,653,117	2,837,679

Less: Long-term portion of convertible debentures, net of debt discount	-	(28,324)

Convertible debentures, current portion, net of debt discount	$2,653,117	$2,809,355

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

During the year ended December 31, 2019, the Company paid $25,000 of principal. The Company owed $594,362 as of June 30, 2020.

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

The Company was to begin making principal payments in equal installments beginning on October 1, 2019. On October 22, 2019, the Company reached an agreement with Dominion Capital to postpone the principal payments. In exchange for the extension, the Company will pay to Dominion Capital an extension fee equal to 14% of the postponed payments. As a result of this agreement, the Company added $47,731 of principal to note during the year ended December 31, 2019 and the six months ended June 30, 2020.

On April 2, 2020 the Company paid a $20,000 modification fee in order to avoid an event of default under the note and receive payment forbearance for a period of 30 days.

During the year ended December 31, 2019 the Company paid $51,848 of principal. During the six months ended June 30, 2020 the Company paid $148,167 of principal. The Company owed $1,466,282 as of June 30, 2020 and will record accretion equal to the debt discount of $14,629 over the remaining term of the note.

Convertible promissory note issued in connection with the acquisition of TNS, Inc.

On January 4, 2019, as part of the TNS acquisition, the Company issued to InterCloud a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”). The interest on the outstanding principal due under the Note accrued at a rate of 6% per annum. All principal and accrued interest under the Note was due January 30, 2020, and was convertible, at any time at InterCloud’s election, into shares of common stock of the Company at a conversion price equal to the greater of 75% of the lowest volume-weighted average price during the 10 trading days immediately preceding the date of conversion and $30.00.

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

Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures, December 31, 2020

On January 28, 2019, InterCloud assigned $186,000 of the note issued in connection with the acquisition of TNS to Michael Roeske. The note accrues interest at a rate of 6% per annum and had a maturity date of January 30, 2020.

During the year ended December 31, 2019, Mr. Roeske converted $70,000 of principal of the note into shares of the Company’s common stock.

On February 14, 2020, the Company and Mr. Roeske entered into an amendment which revised the maturity date to December 31, 2020. Additional, per the amendment, as cash deposits are received by TNS in the ordinary course of business, a portion of such cash deposits may be directed to Mr. Roeske. These payments will reduce the outstanding obligations of the Company to Mr. Roeske.

During the six months ended June 30, 2020, the Company remitted $37,200 to Mr. Roeske in accordance with the amendment.

At June 30, 2020, the Company owed $78,800 pursuant to this agreement.

Convertible promissory note, Joel Raven, 6% interest, unsecured, matures December 31, 2020

On January 28, 2019, InterCloud assigned $434,000 of the note issued in connection with the acquisition of TNS to Joel Raven. The note accrues interest at a rate of 6% per annum and had a maturity date of January 30, 2020.

During the year ended December 31, 2019, Mr. Raven converted $70,000 of principal of the note into shares of the Company’s common stock.

On February 14, 2020, the Company and Mr. Raven entered into an amendment which revised the maturity date to December 31, 2020. Additional, per the amendment, as cash deposits are received by TNS in the ordinary course of business, a portion of such cash deposits may be directed to Mr. Raven. These payments will reduce the outstanding obligations of the Company to Mr. Raven.

During the six months ended June 30, 2020, the Company remitted $86,800 to Mr. Raven in accordance with the amendment.

At June 30, 2020, the Company owed $277,200 pursuant to this agreement.

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

During the six months ended June 30, 2020, the holder of the note converted $123,000 of principal and $6,769 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at June 30, 2020 was $0. The Company recorded a loss on settlement of debt of $770,408 and $810,640, respectively, to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

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

At June 30, 2020, the Company owed $123,000 pursuant to this agreement and will record accretion equal to the debt discount of $9,619 over the remaining term of the note.

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

During the six months ended June 30, 2020, the holder of the note converted $4,000 of principal and $240 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of this conversion, the Company recorded a loss on settlement of debt of $1,413 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

At June 30, 2020, the Company owed $59,788 pursuant to this agreement.

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

During the six months ended June 30, 2020, the holder of the note converted $148,000 of principal and $5,520 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at June 30, 2020 was $0. The Company recorded a loss on settlement of debt of $262,732 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

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

The interest on the outstanding principal due under the note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the note was originally due on January 22, 2021. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 15 trading days prior to and including the conversion date.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $56,000 resulted in an additional discount to the note payable of $56,000, for a total debt discount of $64,500.

During the six months ended June 30, 2020, the holder of the note converted $68,500 of principal and $2,540 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at June 30, 2020 was $0. The Company recorded a loss on settlement of debt of $42,342 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

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

At June 30, 2020, the Company owed $58,000 pursuant to this agreement and will record accretion equal to the debt discount of $25,731 over the remaining term of the note.

On July 8, 2020, the holder of the note began converting principal into shares of the Company’s common stock (refer to Note 17, Subsequent Events, for additional detail).

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

At June 30, 2020, the Company owed $75,000 pursuant to this agreement and will record accretion equal to the debt discount of $29,335 over the remaining term of the note.

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

During the six months ended June 30, 2020, the Company repaid 120% of the principal balance. The total payment was $218,534, which included accrued interest of $8,534. The Company recorded a loss on settlement of debt of $127,654 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

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

During the six months ended June 30, 2020, the Company repaid 120% of the principal balance. The total payment was $218,247, which included accrued interest of $8,247. The Company recorded a loss on settlement of debt of $127,654 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

9.	Factor Financing

On February 11, 2020, pursuant to an assignment and consent agreement, Bay View Funding purchased and received all of Heritage’s right, title, and interest in the loan and security agreement with the Company’s wholly-owned subsidiary, ADEX, discussed in Note 7, Loans Payable. In connection with the agreement, the Company received $3,024,532 from Bay View Funding. This money was used to pay off the amounts owed to Heritage at the time of the assignment and consent agreement. The initial term of the factoring agreement is twelve months from the initial funding date.

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

During the six months ended June 30, 2020, the Company paid $105,671 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations. In addition, during the six months ended June 30, 2020, the Company incurred finance charges of $81,860, of which $61,860 was paid in cash and $20,000 was included in accounts payable and accrued liabilities as of June 30, 2020. Finance charges are included within interest expense on the unaudited condensed consolidated statement of operations.

During the six months ended June 30, 2020, the Company received an aggregate of $8,836,292, including the initial proceeds of $3,024,532, and repaid an aggregate of $6,507,692. The Company owed $2,328,600 under the agreement as of June 30, 2020.

10.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of June 30, 2020, the derivative liability balance of $1,123,479 was comprised of $1,119,000 of derivatives related to the Company’s convertible debentures, and $4,479 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2019, the derivative liability balance of $992,733 was comprised of $801,000 of derivatives related to the Company’s convertible debentures, and $191,732 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
	2020	2019
Balance at the beginning of the period	$992,733	$3,166,886
Change in fair value of embedded conversion option	79,046	(1,843,935)
Conversion of derivative liability	(169,000)	(1,281,888)
Repayment of convertible note	(36,000)	(164,468)
Fair value of debt derivatives at issuance	84,000	-
Fair value of warrant derivatives at issuance	128,000	-
Fair value of option derivatives at issuance	44,700	-
Original discount limited to proceeds of notes		376,500
Derivative issued as part of acquisition	-	189,000
Fair value of derivative liabilities in excess of notes proceeds received	-	116,638
Addition to derivative due to default penalty	-	466,000
Impact of note extinguishment	-	(32,000)
Balance at the end of the period	$1,123,479	$992,733

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Monte-Carlo model or a Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2019	230 - 304%	1.55 - 1.75%	0%	0.25 - 1.16
At June 30, 2020	193 - 351%	0.16 - 1.75%	0%	0.25 - 2.85

11.	Common Stock

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

On June 26, 2020, the Company issued 75,000 shares of common stock to Dominion Capital upon the conversion of 15,000 shares of Series A preferred stock with a stated value of $1 per share.

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

On June 18, 2020, the Company made the fourth amendment to the Certificate of Designation of its Series A preferred stock, which lowered the fixed conversion price to $0.20 per share and the conversion price floor to $0.01 per share. Subsequent to the fourth amendment, the principal terms of the Series A preferred stock shares were as follows:

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

Conversion rights – The holders of the Series A preferred stock shares have the right to convert each Series A preferred stock share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which each share of the Series A preferred stock shares may be converted shall be determined by dividing the sum of the stated value of the Series A preferred stock shares ($1.00 per share) being converted and any accrued and unpaid dividends by the conversion price in effect at the time of the conversion. The Series A preferred stock shares may be converted at a fixed conversion price of $0.20, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock. The conversion price has a floor of $0.01 per share.

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

Series C

On November 14, 2019, the Company designated 9,000,000 shares of Series C preferred stock of the Company with a stated value of $0.00001 per share. The principal terms of the Series C preferred stock shares subsequent to Amendment Number 1 of the share purchase agreement with WaveTech GmbH were as follows:

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

From time to time, the Company issues share purchase warrants and stock options, which are classified as liabilities. The total fair value of the Company’s share purchase warrants and stock options was $4,479 and $191,732 as of June 30, 2020 and December 31, 2019, respectively. This amount is included in derivative liabilities on the consolidated balance sheets. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of June 30, 2020 and December 31, 2019 was 1.2 years and 1.3 years, respectively. The stock options outstanding at June 30, 2020 and December 31, 2019 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the six months ended June 30, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	14,075	$331.46
Issued	120,121	303.18
Expired	(1,293)	736.64
Balance at June 30, 2020	132,903	$301.96

As of June 30, 2020, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance Date	Expiry date
108,493	*	360.00	2/14/2018	2/13/2021
417		480.00	2/21/2018	2/21/2021
1,667		300.00	5/17/2018	5/17/2021
380		324.00	10/10/2018	10/10/2021
2,500		30.00	11/21/2019	11/21/2022
9,723		9.00	2/7/2020	2/7/2023
9,723		9.00	2/7/2020	2/7/2023
132,903

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At June 30, 2020, it is 4% of the 2,712,310 shares outstanding as of that date.

The following table summarizes the activity of stock options for the six months ended June 30, 2020:

	Number of stock options	Weighted average exercise price
Balance at December 31, 2019	5,000	$9.00
Issued	-	-
Expired	-	-
Balance at March 31, 2020	5,000	$9.00

Issued	-	-
Expired	-	-
Balance at June 30, 2020	5,000	$9.00

As of June 30, 2020, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date
5,000	9.00	11/25/2019	11/25/2021

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2020:

	June 30,	December 31,
	2020	2019
Operating lease assets	$130,517	$168,384

Operating lease liabilities:
Current operating lease liabilities	136,478	173,351
Total operating lease liabilities	$136,478	$173,351

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2020, the Company recognized operating lease expense of $23,582 and $75,891, respectively. During the three and six months ended June 30, 2019, the Company recognized operating lease expense of $58,347 and $106,542, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2020, short-term lease costs were $48,731 and $98,804, respectively. During the three and six months ended June 30, 2019, short-term lease costs were $65,256 and $143,290, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $23,099 and $74,897, respectively, for the three and six months ended June 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities were $57,909 and $105,218, respectively, for the three and six months ended June 30, 2019. These amounts are included in operating activities in the condensed consolidated statements of cash flows. During the three and six months ended June 30, 2020, the Company reduced its operating lease liabilities by $5,210 and $36,873, respectively, for cash paid. During the three and six months ended June 30, 2019, the Company reduced its operating lease liabilities by $31,139 and $67,289, respectively, for cash paid.

The operating lease liabilities as of June 30, 2020 reflect a weighted average discount rate of 58%. The weighted average remaining term of the leases is 2.6 years. Remaining lease payments as of June 30, 2020 are as follows:

Year ending December 31,
2020	$47,104
2021	95,914
2022	86,681
2023	21,330
Total lease payments	251,029
Less: imputed interest	(114,551)
Total	$136,478

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and six months ended June 30, 2020 and 2019).

WaveTech GmbH Share Purchase Agreement

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation.

The merger of WaveTech GmbH into the Company shall be effected through a sale and exchange of shares and cash. Pursuant to the share purchase agreement, the Company will acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech GmbH in exchange for the issuance of the Company’s Series C preferred stock as well as the assumption by the Company of $8,507,557 of WaveTech GmbH debt (refer to Note 3, Due From Related Party, for additional detail). The Company was to receive $3,000,000 in cash at or before consummation of the transactions contemplated by the share purchase agreement (the “Transactions”). Upon consummation of the Transactions, the current WaveTech GmbH shareholders will beneficially own a majority of the outstanding shares of the Company.

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

The Company determined that the acquisition had not been completed for accounting purposes as of the three months ended June 30, 2020 because the Series C preferred stock shares have not yet been issued. The Company expects to issue these shares during the third quarter of 2020.

As of December 31, 2019, the Company had received $2,989,978 in cash from WaveTech GmbH. Additionally, the Company recorded a foreign exchange loss of $10,022 in the consolidated statement of operations for the year ended December 31, 2019. During the six months ended June 30, 2020, the Company received an additional $319,972 in cash from WaveTech GmbH. This $3,319,972 is included in due from related party as of June 30, 2020 (refer to Note 3, Due From Related Party, for additional detail). In the event that the Company’s acquisition of WaveTech GmbH is terminated, the amount of this note would be used to offset amounts owed by WaveTech GmbH to the Company. Additionally, as of the date of this report, the Series C preferred stock shares have not been issued.

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement. This amendment primarily related to conversion terms for the Company’s Series C preferred stock (refer to Note 12, Preferred Stock, for additional detail).

During the six months ended June 30, 2020, the Company obtained additional executed assignment agreements from shareholders holding an aggregate of 30% of the issued and outstanding shares of WaveTech GmbH. As a result, as of the date of this report, the Company has obtained executed assignment agreements from shareholders holding an aggregate of 90% of the issued and outstanding shares of WaveTech GmbH.

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

During the three and six months ended June 30, 2020 and 2019, the Company had two operating segments including:

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

Financial statement information by operating segment for the three and six months ended June 30, 2020 is presented below:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Spectrum Global	AWS/ADEX/TNS	Total	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$5,607,894	$5,607,894	$-	$12,738,374	$12,738,374
Operating (loss) income	(577,541)	(527,855)	(1,105,396)	(1,323,103)	(1,443,845)	(2,766,948)
Interest expense	222,388	72,170	294,558	563,614	147,091	710,705
Depreciation and amortization	-	97,173	97,173	-	194,346	194,346
Total assets as of June 30, 2020	5,356,552	11,923,391	17,279,943	5,356,552	11,923,391	17,279,943

Geographic information for the three and six months ended and as of June 30, 2020 is presented below:

	Revenues
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Long-lived Assets as of June 30, 2020

Puerto Rico and Canada	$274,203	$452,840	$16,598
United States	5,333,691	12,285,534	5,701,878
Consolidated total	5,607,894	12,738,374	5,718,476

Financial statement information by operating segment for the three and six months ended June 30, 2019 is presented below:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Spectrum Global	AWS/ADEX/TNS	Total	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$8,317,402	$8,317,402	$-	$19,653,134	$19,653,134
Operating (loss) income	(764,297)	(248,092)	(1,012,389)	(1,719,265)	721,577	(997,688)
Interest expense	697,829	80,354	778,183	1,097,384	152,211	1,249,595
Depreciation and amortization	-	96,901	96,901	-	190,853	190,853
Total assets as of December 31, 2019	11,783	12,157,035	12,168,818	11,783	12,157,035	12,168,818

Geographic information for the six months ended June 30, 2019 and as of December 31, 2019 is presented below:

	Revenues
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Long-lived Assets as of December 31, 2019

Puerto Rico	$388,115	$711,229	$9,698
United States	7,929,287	18,941,905	5,861,240
Consolidated total	8,317,402	19,653,134	5,870,938

17.	Subsequent Events

Issuance of Shares Pursuant to Power Up Lending Group LTD. Convertible Debentures

On July 8, 2020, the Company issued 119,403 shares of common stock to Power Up Lending Group LTD. upon the conversion of $12,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On July 20, 2020, the Company issued 130,037 shares of common stock to Power Up Lending Group LTD. upon the conversion of $7,100 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On July 27, 2020, the Company issued 154,639 shares of common stock to Power Up Lending Group LTD. upon the conversion of $6,000 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 4, 2020, the Company issued 153,631 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,500 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On July 13, 2020, the Company issued 75,000 shares of common stock to Dominion Capital upon the conversion of 15,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of Shares Pursuant to SCS, LLC Convertible Debentures

On July 29, 2020, the Company issued 88,333 shares of common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

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

Results of Operations for the Three Month Periods Ended June 30, 2020 and June 30, 2019

Our operating results for the three month periods ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019	Difference

Revenue	$5,607,894	$8,317,402	$(2,709,508)
Operating expenses	6,713,290	9,329,791	(2,616,501)
Other (expense) income	(899,173)	924,409	(1,823,582)
Provision for income taxes	(19,000)	(10,601)	(8,399)
Net loss	(2,023,569)	(98,581)	(1,924,988)

Revenues

Revenue generated during the three months ended June 30, 2020, was $5,607,894 compared to $8,317,402 for the period ended June 30, 2019. The decrease of $2,709,508 is primarily related to a decrease in sales of $1,833,466 for ADEX. Three large ADEX customers totaled $1,759,562 in the three months ended June 30, 2020, compared to $4,445,791 in the same period of 2019. Additionally, the COVID-19 pandemic began to affect our operations and the operations of our customers in March 2020.

Operating Expenses

During the three months ended June 30, 2020, our operating expenses were $6,713,290, compared to operating expenses of $9,239,791 for the same period of 2019. The decrease of $2,616,501 is primarily related to a $2,347,451 decrease in cost of revenues and a $365,426 decrease in salaries and wages as a result of the decrease in sales as discussed above.

Other (Expense) Income

For the three months ended June 30, 2020, we had other expense of $899,173 compared to other income of $924,409 for the same period in 2019. The increase in other expense of $1,823,582 was primarily due to a decrease in gain on change in fair value of derivatives of $1,105,733 and a loss on settlement of debt of $1,258,667 compared to a gain of $317,820 in the prior period. This increase was partially offset by a decrease in interest expense and amortization of discounts on convertible debentures and loans payable of $483,625 and $375,137, respectively.

Net Loss

For the three months ended June 30, 2020, we incurred a net loss of $2,023,569, compared to a net loss of $95,581 for the same period in 2019.

Results of Operations for the Six Month Periods Ended June 30, 2020 and June 30, 2019

Our operating results for the six month periods ended June 30, 2020 and 2019 are summarized as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019	Difference

Revenue	$12,738,374	$19,653,134	$(6,914,760)
Operating expenses	15,505,322	20,650,822	(5,145,500)
Other expense	(2,769,323)	(413,279)	(2,356,044)
Provision for income taxes	(19,000)	(20,201)	1,201
Net loss	(5,555,271)	(1,431,168)	(4,124,103)

Revenues

Revenue generated during the six months ended June 30, 2020, was $12,738,374 compared to $19,653,134 for the period ended June 30, 2019. The decrease of $6,914,760 is primarily related to a decrease in sales of $4,463,498 for ADEX and $1,918,492 for TNS. Three large ADEX customers totaled $4,426,427 in the six months ended June 30, 2020, compared to $10,306,912 in the same period of 2019. TNS had a decrease of $1,747,452 from its largest customer in the first half of 2020 compared to the first half of 2019. Additionally, the COVID-19 pandemic began to affect our operations and the operations of our customers in March 2020.

Operating Expenses

During the six months ended June 30, 2020, our operating expenses were $15,505,322, compared to operating expenses of $20,650,822 for the same period of 2019. The decrease of $5,145,500 is primarily related to a $4,551,790 decrease in cost of revenues and a $594,732 decrease in salaries and wages as a result of the decrease in sales as discussed above.

Other Expense

For the six months ended June 30, 2020, we had other expense of $2,769,323 compared to other expense of $413,279 for the same period in 2019. The increase in other expense of $2,356,044 was primarily due to loss on settlement of debt of $1,449,569 compared to a gain of $482,287 in the prior period as well as a loss on change in fair value of derivatives of $79,046 compared to a gain of $1,470,926 in the prior period. This increase was partially offset by a decrease in interest expense and amortization of discounts on convertible debentures and loans payable of $538,890 and $647,507, respectively.

Net Loss

For the six months ended June 30, 2020, we incurred a net loss of $5,555,271, compared to a net loss of $1,431,168 for the same period in 2019.

Liquidity and Capital Resources

As of June 30, 2020, our total current assets were $11,561,467 and our total current liabilities were $16,332,780, resulting in a working capital deficit of $1,210,130, compared to a working capital deficit of $9,790,032 as of December 31, 2019.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Six months ended June 30,
(dollars amounts in thousands)	2020	2019

Net cash used in operating activities	$(604,415)	$(132,927)
Net cash used in investing activities	(7,760)	(998,894)
Net cash provided by financing activities	2,294,951	1,118,129
Change in cash	$1,682,776	$(13,692)

For the six months ended June 30, 2020, cash increased $2,151,595, compared to an increase in cash of $606,901 for the same period of 2019. This increase was primarily due to net cash provided by financing activities of $2,294,951 for the six months ended June 30, 2020. This amount included proceeds from CARES Act loans totaling $3,561,183. The increase in cash was partially offset by cash used in operating activities of $604,415 for the six months ended June 30, 2020. This amount included the net loss of $5,555,271. It was partially offset by a loss on settlement of debt of $1,449,569, amortization of debt discounts on convertible debentures and loan payable of $469,390, stock-based compensation of $363,601, and net changes in operating assets and liabilities of $2,333,421.

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

As of June 30, 2020, we had cash of $2,151,595 compared to $468,819 as of December 31, 2019.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended June 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On April 1, 2020, we issued 5,715 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $12,000 of principal pursuant to a convertible debenture.

On April 9, 2020, we issued 8,334 shares of our common stock to Dominion Capital upon the conversion of 25,000 shares of our Series A preferred stock with a stated value of $1 per share.

On April 13, 2020, we issued 9,196 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $16,000 of principal pursuant to a convertible debenture.

On April 16, 2020, we issued 8,621 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $15,000 of principal pursuant to a convertible debenture.

On April 16, 2020, we issued 8,621 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $15,000 of principal pursuant to a convertible debenture.

On April 20, 2020, we issued 12,122 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to a convertible debenture.

On April 29, 2020, we issued 8,334 shares of our common stock to Dominion Capital upon the conversion of 25,000 shares of our Series A preferred stock with a stated value of $1 per share.

On April 30, 2020, we issued 58,434 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $15,000 of principal pursuant to a convertible debenture.

On April 30, 2020, we issued 302,121 shares of our common stock to GS Capital Partners, LLC upon the conversion of $100,000 of principal and $5,742 of accrued interest pursuant to a convertible debenture.

On May 12, 2020, we issued 38,956 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $10,000 of principal pursuant to a convertible debenture.

On May 13, 2020, we issued 77,912 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to a convertible debenture.

On May 20, 2020, we issued 113,379 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to a convertible debenture.

On June 9, 2020, we issued 62,359 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,000 of principal and $5,520 of accrued interest pursuant to a convertible debenture.

On June 9, 2020, we issued 71,132 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $12,000 of principal pursuant to a convertible debenture.

On June 12, 2020, we issued 118,554 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to a convertible debenture.

On June 16, 2020, we issued 118,554 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $20,000 of principal pursuant to a convertible debenture.

On June 19, 2020, we issued 23,555 shares of our common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to a convertible debenture.

On June 22, 2020, we issued 85,000 shares of our common stock to M2B Funding upon the conversion of 17,000 shares of our Series A preferred stock with a stated value of $1 per share.

On June 25, 2020, we issued 75,000 shares of our common stock to Dominion Capital upon the conversion of 15,000 shares of our Series A preferred stock with a stated value of $1 per share.

On June 26, 2020, we issued 75,000 shares of our common stock to Dominion Capital upon the conversion of 15,000 shares of our Series A preferred stock with a stated value of $1 per share.

On June 26, 2020, we issued 118,777 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $16,500 of principal and $2,540 of accrued interest pursuant to a convertible debenture

The above issuances of our securities were not registered under the Securities Act and the Company relied on an exemption from registration provided by rule 506 of Regulation D promulgated under the Securities Act for such issuances.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: August 14, 2020	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer