Form 10-Q
period 2020-09-30
Spectrum Global Solutions, Inc.
filed 2020-11-23
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53461

SPECTRUM GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

980 N. Federal Highway, Suite 304, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

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

10,357,538 common shares issued and outstanding as of November 20, 2020.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$653,130	$468,819
Accounts receivable, net of allowances of $58,881 and $504,785, respectively	3,635,726	5,167,261
Contract assets	295,979	461,681
Prepaid expenses and deposits	10,942	200,119
Total current assets	4,595,777	6,297,880

Property and equipment, net of accumulated depreciation of $1,079,858 and $1,058,973, respectively	68,723	93,067
Goodwill	331,223	1,905,822
Customer lists, net of accumulated amortization of $81,499 and $440,805, respectively	382,524	2,490,024
Tradenames, net accumulated amortization of $50,189 and $212,226, respectively	789,878	1,187,895
Operating lease right-of-use assets	124,100	168,384
Other assets	21,635	25,746
Total assets	$6,313,860	$12,168,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$3,588,210	$4,028,285
Contract liabilities	409,421	704,544
Loans payable to related parties	217,400	3,701,258
Loans payable, current portion, net of debt discount of $106,564 and $280,174, respectively	415,303	3,578,386
Convertible debentures, current portion, net of discount of $9,712 and $352,055, respectively	1,046,636	2,809,355
Factor financing	2,166,692	-
Derivative liability	1,133,059	992,733
Warrant liability	100,000	100,000
Operating lease liabilities	130,171	173,351
Total current liabilities	9,206,892	16,087,912

Long-term liabilities:
Loans payable, net of current portion	3,452,525	-
Loans payable to related parties, net of current portion	577,925	-
Derivative liabilities, net of current portion	317,000	-
Convertible debentures, net of current portion, net of debt discount of $0 and $98,176, respectively	-	28,324
Total long-term liabilities	4,347,450	28,324

Total liabilities	13,554,342	16,116,236

Commitments and Contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 606,835 and 829,427 outstanding as of September 30, 2020 and December 31, 2019, respectively	737,403	1,007,888
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2020 and December 31, 2019	484,530	484,530
Total mezzanine equity	1,221,933	1,492,418

Stockholders' Deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 8,361,194 and 195,715 issued and 8,359,123 and 193,644 outstanding as of September 30, 2020 and December 31, 2019, respectively	84	2
Additional paid-in capital	36,691,010	25,255,291
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(44,950,815)	(30,492,435)
Total stockholders' deficit	(8,462,415)	(5,439,836)
Total liabilities and stockholders’ deficit	$6,313,860	$12,168,818

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$5,895,300	$7,505,937	$18,633,674	$27,159,071

Operating expenses:
Cost of revenues	4,686,642	6,160,847	16,124,262	22,150,257
Depreciation and amortization	97,949	97,281	292,295	288,134
Salaries and wages	829,656	1,217,116	2,725,817	3,196,782
General and administrative	1,020,312	1,182,640	2,997,507	3,673,533
Goodwill impairment charge	1,503,633	-	1,503,633	-
Intangible asset impairment charge	401,105	-	401,105	-
Total operating expenses	8,539,297	8,657,884	24,044,619	29,308,706

Loss from operations	(2,643,997)	(1,151,947)	(5,410,945)	(2,149,635)

Other (expenses) income:
(Loss) gain on settlement of debt	(654,388)	(196,674)	(2,103,958)	285,613
Amortization of discounts on convertible debentures and loans payable	(66,293)	(124,867)	(535,683)	(1,241,764)
Gain (loss) on change in fair value of derivatives	40,420	453,711	(38,626)	1,924,637
Default and debt extension fees	(60,415)	-	(120,903)	-
Foreign exchange loss	-	(10,022)	(124)	(10,022)
Loss on disposal of subsidiary	(4,975,030)	-	(4,975,030)	-
Loss on fair value of additional shares	(136,080)	-	(136,080)	-
Loss on return of common stock	(119,637)	-	(119,637)	-
Interest expense	(274,356)	(242,552)	(985,061)	(1,492,147)
Total other expense	(6,245,779)	(120,404)	(9,015,102)	(533,683)

Net loss before income taxes	(8,889,776)	(1,272,351)	(14,426,047)	(2,683,318)

Provision for income taxes	13,333	2,099	32,333	22,300

Net loss attributable to Spectrum Global Solutions, Inc.	(8,903,109)	(1,274,450)	(14,458,380)	(2,705,618)

Less: deemed dividend - Series A preferred stock modification	-	(488,072)	-	(488,072)

Net loss attributable to common shareholders	$(8,903,109)	$(1,762,522)	$(14,458,380)	$(3,193,690)

Net loss per share attributable to Spectrum Global Solutions, Inc. common shareholders, basic and diluted:	$(1.82)	$(11.82)	$(5.77)	$(34.77)

Weighted average common shares outstanding, basic and diluted	4,894,228	149,131	2,506,653	91,849

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the nine months ended September 30, 2020
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2020	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	1,112	-	12,151	-	-	-	12,151
Issuance of common stock to CCAG Investments upon execution of convertible debenture agreements	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to FJ Vulis upon execution of convertible debenture agreements	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	2,778	-	30,379	-	-	-	30,379
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	12,859	-	64,257	-	-	-	64,257
Common stock issued for related party receivable from WaveTech GmbH debt assumption	1,082,731	11	8,507,546	-	-	-	8,507,557
Shares issued for services	-	-	201,938	-	-	-	201,938
Net loss for the period	-	-	-	-	-	(3,531,702)	(3,531,702)

Ending balance, March 31, 2020	1,314,705	$13	$34,174,562	$74,742	$(277,436)	$(34,024,137)	$(52,256)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	85,000	1	20,657	-	-	-	20,658
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	166,668	2	97,211	-	-	-	97,213
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	302,121	3	876,148	-	-	-	876,151
Issuance of common stock to Power Up Lending upon conversion of convertible debentures	822,332	8	529,626	-	-	-	529,634
Issuance of common stock to SCS, LLC upon conversion of a convertible debenture	23,555	-	5,653	-	-	-	5,653
Issuance of common stock to Crown Bridge Partners upon conversion of a convertible debenture	135,000	1	48,449	-	-	-	48,450
Shares issued for services	-	-	161,663	-	-	-	161,663
Net loss for the period	-	-	-	-	-	(2,023,569)	(2,023,569)

Ending balance, June 30, 2020	2,849,381	$28	$35,913,969	$74,742	$(277,436)	$(36,047,706)	$(336,403)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	85,000	1	20,657	-	-	-	20,658
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	367,960	4	89,422	-	-	-	89,426
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	1,344,430	14	152,661	-	-	-	152,675
Issuance of common stock to Power Up Lending upon conversion of convertible debentures	1,424,658	14	137,013	-	-	-	137,027
Issuance of common stock to SCS, LLC upon conversion of a convertible debenture	130,733	1	14,079	-	-	-	14,080
Issuance of common stock to Crown Bridge Partners upon conversion of a convertible debenture	590,500	6	82,095	-	-	-	82,101
Issuance of common stock to CCAG Investments based on terms of a convertible debenture	900,000	9	68,031	-	-	-	68,040
Issuance of common stock to FJ Vulis based on terms of a convertible debenture	900,000	9	68,031	-	-	-	68,040
Shares returned by GS Capital Partners and canceled	(226,800)	(2)	(20,002)	-	-	-	(20,004)
Shares returned by Raven and Roeske and canceled	(4,668)	-	(359)	-	-	-	(359)
Shares issued for services	-	-	165,413	-	-	-	165,413
Net loss for the period	-	-	-	-	-	(8,903,109)	(8,903,109)

Ending balance, September 30, 2020	8,361,194	$84	$36,691,010	$74,742	$(277,436)	$(44,950,815)	$(8,462,415)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the nine months ended September 30, 2019
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	25,703	$-	$18,681,467	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to RDW Capital, LLC upon conversion of convertible debentures	3,867	-	293,165	-	-	-	293,165
Issuance of common stock to Silverback Capital upon conversion of convertible debentures	2,060	-	119,663	-	-	-	119,663
Issuance of common stock to Virtual Capital upon conversion of convertible debentures	3,572	-	321,425	-	-	-	321,425
Issuance of common stock to employees pursuant to the conversions of convertible debt	4,667	-	308,000	-	-	-	308,000
Shares issued for services	9,565	-	471,343	-	-	-	471,343
Net loss for the period	-	-	-	-	-	(1,332,587)	(1,332,587)

Ending balance, March 31, 2019	49,434	$-	$20,195,063	$74,742	$(277,436)	$(25,502,692)	$(5,510,323)

Issuance of common stock to RDW Capital, LLC upon conversion of convertible debentures	259	-	10,863	-	-	-	10,863
Issuance of common stock to Silverback Capital upon conversion of convertible debentures	667	-	27,000	-	-	-	27,000
Issuance of common stock to Virtual Capital upon conversion of convertible debentures	9,667	-	377,496	-	-	-	377,496
Issuance of common stock to InterCloud upon conversion of convertible debentures	52,358	1	2,104,759	-	-	-	2,104,760
Impact of Dominion Capital beneficial conversion feature	-	-	314,228	-	-	-	314,228
Shares issued for services	-	-	272,895	-	-	-	272,895
Cancellation of shares for services	(467)	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(98,581)	(98,581)

Ending balance, June 30, 2019	111,918	$1	$23,302,304	$74,742	$(277,436)	$(25,601,273)	$(2,501,662)

Issuance of common stock to Dominion Capital	1,991	-	24,303	-	-	-	24,303
Issuance of common stock to M2B Funding	2,223	-	24,304	-	-	-	24,304
Issuance of common stock to InterCloud	68,661	1	1,277,080	-	-	-	1,277,081
Issuance of common stock to Silverback	3,167	-	41,431	-	-	-	41,431
Issuance of common stock to MZ Group for services	2,778	-	37,500	-	-	-	37,500
Shares issued for services	-	-	246,087	-	-	-	246,087
Deemed dividend - Series A preferred stock modification	-	-	-	-	-	(488,072)	(488,072)
Net loss for the period	-	-	-	-	-	(1,274,450)	(1,274,450)

Ending balance, September 30, 2019	190,738	$2	$24,953,009	$74,742	$(277,436)	$(27,363,795)	$(2,613,478)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(14,458,380)	$(2,705,618)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	38,626	(1,924,637)
Amortization of discounts on convertible debentures and loans payable	535,683	1,241,764
Depreciation and amortization	292,295	288,134
Amortization of operating right-of-use assets	44,284	106,833
Amortization of operating right-of-use liabilities	(43,180)	(55,058)
Stock-based compensation	529,014	1,027,825
Loss (gain) on settlement of debt	2,103,958	(285,613)
Default and debt extension fees	120,903	-
Loss on return of shares	119,637	-
Loss on fair value of additional shares	136,080	-
Loss on disposal of subsidiary	4,975,030	-
Goodwill impairment charge	1,503,633	-
Intangible asset impairment charge	401,105	-
Foreign exchange loss	-	10,022
Changes in operating assets and liabilities:
Accounts receivable	214,305	735,948
Contract assets	165,702	1,620,826
Prepaid expenses and deposits	(121,781)	599,728
Other assets	4,111	4,250
Accounts payable and accrued liabilities	727,350	(615,606)
Contract liabilities	2,193,371	(725,267)
Net cash used in operating activities	(518,254)	(676,469)

Cash flows from investing activities:
Purchase of equipment	(7,760)	(65,060)
Cash paid upon disposal of TNS	(978,395)	-
Net cash paid for business combination	-	(941,593)
Net cash used in investing activities	(986,155)	(1,006,653)

Cash flows from financing activities:
Proceeds from loans payable	6,848,373	22,974,878
Repayments of loans payable	(6,668,481)	(22,827,367)
Proceeds from loans payable to related parties	319,972	170,000
Repayments of loans payable to related parties	-	(112,724)
Proceeds from issuance of convertible debentures	315,000	84,000
Repayments of convertible debentures	(1,292,836)	(289,475)
Proceeds from factor financing	12,877,721	-
Repayments of factor financing	(10,711,029)	-
Cash received to fund escrow account	-	1,325,895
Net cash provided by financing activities	1,688,720	1,325,207

Net increase (decrease) in cash	184,311	(357,915)

Cash, beginning of period	468,819	620,593

Cash, end of period	$653,130	$262,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$394,830	$322,889
Cash paid for income taxes	$-	$106,974

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$1,910,027	$4,880,886
Original issue discounts	$142,250	$20,000
Original debt discount against derivative liability	$315,000	$189,000
Common stock issued for conversion of Series A preferred stock	$270,485	$48,606
Common stock issued for related party receivable from WaveTech GmbH debt assumption	$8,507,557	$-
Addition to principal of convertible debenture due to defaults and debt extension fees	$120,903	$-
Issuance of common stock upon execution of convertible debenture agreements	$103,000	$-
Addition to derivative liability due to issuance of stock options	$44,700	$-
Additional shares issued based on terms of convertible debentures	$136,080	$-
Shares returned and canceled	$119,637	$-
Net assets disposed of in TNS sale	$3,996,635	$-
Net assets acquired in TNS acquisition	$-	$935,834
Convertible note issued in TNS acquisition	$-	$665,000
Third-party payment of third-party debt	$-	$150,000
Addition to principal of convertible debenture due to Barn 11 default	$-	$119,342
Addition to derivative liability due to Barn 11 default	$-	$466,000
Deemed dividend - Series A preferred stock modification	$-	$488,072
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$-	$316,599

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

September 30, 2020

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

During September 2019, the Company formed ADEX Canada, which is included in the ADEX Entities.

The Company’s AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. The Company’s former TNS subsidiary is a Chicago-based structured cabling and next-generation DAS design and installation firm that supports voice, data, video, security and multimedia systems within commercial office buildings, multi-building campus environments, high-rise buildings, data centers and other structures.

During the nine months ended September 30, 2020, the Company sold its TNS subsidiary and made the decision to shut down the operations of AW Solutions, Inc. (refer to Note 3, Disposals of Subsidiaries, for additional detail). As of the date of this report, AW Solutions, Inc. continues to operate at a lesser capacity. Once the operations have fully ceased, the Company plans to abandon the subsidiary.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2020, the Company had an accumulated deficit of $44,950,815, and a working capital deficit of $4,611,115. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the nine months ended September 30, 2020, the Company sold its TNS subsidiary and made the decision to shut down the operations of AW Solutions, Inc. (refer to Note 3, Disposals of Subsidiaries, for additional detail).

All inter-company balances and transactions have been eliminated.

Impact of the COVID-19 Pandemic

The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Global health concerns relating to the COVID-19 outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Risks related to consumers and businesses lowering or changing spending, which impact domestic and international spend. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact the Company’s workforce and operations and the operations of its customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect the Company’s business, results of operations and financial condition.

The spread of COVID-19 has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations, and the Company will continue to monitor the COVID-19 situation closely.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 was $58,881 and $504,785, respectively.

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

Goodwill

Goodwill was initially generated through the acquisition of AWS, ADEX and TNS as the total consideration paid exceeded the fair value of the net assets acquired.

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

In connection with the Company’s decision to shut down the operations of AW Solutions, Inc., the Company tested its goodwill for impairment. The Company completed a recoverability test as there was an indicator of impairment and determined that the value was unrecoverable. As a result, the Company recorded a goodwill impairment charge of $1,503,633 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020. There were no impairment charges during the three and nine months ended September 30, 2019.

Subsequent to the impairment charges incurred during the nine months ended September 30, 2020, along with the sale of the Company’s TNS subsidiary, all of the remaining goodwill relates to the acquisition of ADEX.

Intangible Assets

At September 30, 2020 and December 31, 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

In connection with the Company’s decision to shut down the operations of AW Solutions, Inc., the Company tested its intangible assets for impairment. The Company completed a recoverability test as there was an indicator of impairment and determined that the value was not fully recoverable. As a result, the Company recorded an intangible asset impairment charge of $244,972 on its customer lists and $156,133 on its tradenames to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020. There were no impairment charges during the three and nine months ended September 30, 2019.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three and nine months ended September 30, 2020 and 2019.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of September 30, 2020 was $156,711 plus penalties and interest of $129,967 for a total obligation due of $286,678. The amount due as of December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. This tax assessment was included in accrued expenses at September 30, 2020 and December 31, 2019.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Professional Services	$4,444,619	$4,493,906	$14,480,182	$17,687,718
Construction	1,450,681	3,012,031	4,153,492	9,471,353
Total	$5,895,300	$7,505,937	$18,633,674	$27,159,071

Revenue by contract duration	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Short-term	$106,743	$57,747	$160,193	$232,185
Long-term	5,788,557	7,448,190	18,473,481	26,926,886
Total	$5,895,300	$7,505,937	$18,633,674	$27,159,071

Revenue by contract type	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Unit-price	$102,725	$1,751,363	$449,507	$4,910,033
Fixed-price	$1,347,956	$1,260,668	$3,703,985	$4,561,320
Time-and-materials	4,444,619	4,493,906	14,480,182	17,687,718
Total	$5,895,300	$7,505,937	$18,633,674	$27,159,071

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At September 30, 2020 and December 31, 2019, contract assets totaled $295,979 and $461,681, respectively.

Contract liabilities include costs incurred and are included in contract liabilities on the consolidated balance sheets. At September 30, 2020 and December 31, 2019, contract liabilities totaled $409,421 and $704,544, respectively.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2020 and December 31, 2019, respectively, the Company had 5,396,202 and 286,736 common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2020, two customers accounted for 26% and 15%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 30% and 17%, respectively, of trade accounts receivable as of September 30, 2020. For the nine months ended September 30, 2019, four customers accounted for 25%, 18%, 12% and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38%, 15%, 7% and 3%, respectively, of trade accounts receivable as of September 30, 2019.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 95% and 96% of consolidated revenues for the nine month periods ended September 30, 2020 and 2019, respectively. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 5% and 4% of consolidated revenues for the nine month periods ended September 30, 2020 and 2019, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2020 or the year ended December 31, 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019 consisted of the following:

	Total fair value at September 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$1,450,059	$-	$-	$1,450,059

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$992,733	$-	$-	$992,733

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model and/or a Binomial Model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2020 and December 31, 2019, the Company had a derivative liability of $1,450,059 and $992,733, respectively.

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

3.	Disposals of Subsidiaries

WaveTech GmbH Background Information

Prior to the Company’s sale of its interest in WaveTech GmbH (refer to the “Sale of TNS and Interest in WaveTech GmbH” section of this note for additional detail), the Company had a due from related party balance of $5,187,585. This amount was the net of WaveTech GmbH debt assumed by the Company and a loan with WaveTech GmbH.

In connection with the share purchase agreement with WaveTech GmbH discussed in Note 15, Commitments and Contingencies, the Company assumed $7,531,309 of WaveTech GmbH debt. The amount included both principal and accrued interest. These note holders were issued new notes which were convertible into shares of the Company’s common stock. On February 18, 2020, these notes were converted into 1,082,731 shares at a conversion price of $7.80 per share. The value of the conversion was determined using the principal and accrued interest of the new notes at the time of conversion, which was $8,507,557. The Company did not record a gain or loss on the conversion as WaveTech GmbH was considered a related party (refer to Note 6, Related Party Transactions, for additional detail).

Prior to the Company’s sale of its interest in WaveTech GmbH, the balance of the loan with WaveTech GmbH discussed in Note 6, Related Party Transactions, was $3,319,972, which represented the initial loan amount of $3,000,000 and an additional $319,972 received from WaveTech GmbH during the nine months ended September 30, 2020. In the event that the Company’s acquisition of WaveTech GmbH was terminated, the amount of this note would be used to offset amounts owed by WaveTech GmbH to the Company.

Sale of TNS and Interest in WaveTech GmbH

On September 30, 2020, the Company entered into a stock purchase agreement with WaveTech Group, Inc. “WaveTech Group”), a Delaware corporation. In connection with the agreement, the Company sold to WaveTech Group its TNS subsidiary. Additionally, the Company sold to WaveTech Group all shares of WaveTech GmbH common stock held in escrow for the Company. As of the date of the sale, the Company held 90% of the common stock of WaveTech GmbH.

The consideration for the sale is as follows:

●	WaveTech Group agreed to assume $570,885 of the outstanding principal of the Company’s note with Dominion Capital LLC (refer to Note 8, Convertible Debentures, for additional detail).

●	WaveTech Group agreed to assume $347,200 and $148,800, respectively, of the outstanding principal of the Company’s notes with Joel Raven and Michael Roeske (refer to Note 8, Convertible Debentures, for additional detail).

●	WaveTech Group agreed to assume the $108,658 CARES Act Loan entered into by TNS (refer to Note 7, Loans Payable, for additional detail).

●	WaveTech Group and the Company agreed to eliminate all intercompany balances reflected on the financial statements of the seller and acquisition companies.

●	In connection with the Certificate of Designation of the Company’s Series C preferred stock filed on September 29, 2020 (refer to Note 12, Preferred Stock, for additional detail), the Company agreed to provide 5,897,994 shares of WaveTech Group common stock to the shareholders of WaveTech GmbH in lieu of the Company’s Series C preferred stock.

●	WaveTech Group agreed to assign to the Company all shares of the Company’s common stock acquired by WaveTech Group following the closing of the transaction as a result of a tender offer. WaveTech Group intends to offer shares of its common stock to the holders of the 1,082,731 shares of the Company’s common stock that were described in the “WaveTech GmbH Background Information” section of this note. These shareholders have the option to acquire shares in WaveTech Group in exchange for their shares of the Company’s common stock. The Company does not know how many shareholders will accept the WaveTech Group offer, if any. Additionally, the offer does not have an expiration date.

The Company considered whether or not this transaction would cause TNS to qualify for discontinued operations treatment. Due to the size of the operations of TNS, the Company determined that it did not qualify for discontinued operations treatment as of and for the three and nine months ended September 30, 2020.

In connection with the sale of TNS, the Company tested its goodwill and intangible assets for impairment. The Company completed a recoverability test as there was an indicator of impairment and determined that the value was recoverable. As such, no impairment was recorded.

As a result of the sale of TNS and the Company’s interest in WaveTech GmbH, the Company recorded a loss on disposal of subsidiary of $4,975,030 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

The following table shows a breakout of the consideration received and given:

Consideration received
Assumption of portion of Dominion Capital LLC note	$570,885
Assumption of Joel Raven note	347,200
Assumption of Michael Roeske note	148,800
Assumption of TNS CARES Act loan	108,658
Assumption of accounts payable and accrued expenses	1,070,288
Assumption of contract liabilities	2,488,494
Total consideration received	$4,734,325

Consideration given
Cash	$978,395
Accounts receivable, net	1,317,230
Due from related party	5,187,585
Prepaid expenses and deposits	310,958
Goodwill	70,966
Customer lists, net	1,672,399
Tradenames, net	171,822
Total consideration given	$9,709,355

Loss on disposal of subsidiary	$4,975,030

Shutdown of AW Solutions, Inc.

During the nine months ended September 30, 2020, the Company made the decision to shut down its AW Solutions, Inc. subsidiary. AW Solutions, Inc. is part of the Company’s AWS Entities, which also includes AW Solutions Puerto Rico, LLC (“AWS PR”) and Tropical Communications, Inc. (“Tropical”). The operations of AWS PR and Tropical will continue subsequent to the winding down of the operations of AWS. AW Solutions, Inc. remained in operation subsequent to September 30, 2020. The Company considered whether or not the operations of AW Solutions, Inc. would qualify for discontinued operations treatment. As the Company plans to dispose of AW Solutions, Inc. in a method other than by sale, and because the shutdown has not been completed as of the date of this report, the Company determined that the operations of AW Solutions, Inc. do not qualify for discontinued operations treatment as of and for the three and nine months ended September 30, 2020.

As of the date of this report, AW Solutions, Inc. continues to operate at a lesser capacity. The Company plans to complete the shutdown during the fourth quarter of 2020. Once the operations have fully ceased, the Company plans to abandon the subsidiary.

4.	Property and Equipment

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Computers and office equipment	$357,031	$349,271
Equipment	382,140	382,140
Research equipment	143,129	143,129
Software	227,563	227,563
Vehicles	94,356	94,356
Total	1,204,219	1,196,459

Less: impairment	(44,419)	(44,419)
Less: accumulated depreciation	(1,091,077)	(1,058,973)

Equipment, net	$68,723	$93,067

During the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $32,104 and $27,333, respectively.

5.	Intangible Assets

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at September 30, 2020	Net carrying value at December 31, 2019
Customer relationship and lists	$709,015	$(81,519)	$(244,972)	$382,524	$2,490,024
Trade names	996,200	(50,189)	(156,133)	789,878	1,187,895

Total intangible assets	$1,705,215	$(131,708)	$(401,105)	$1,172,402	$3,677,919

During the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense of $260,191 and $260,802, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2020	$33,671
2021	134,682
2022	127,868
2023	107,423
2024	107,423
Thereafter	661,335
Total	$1,172,402

6.	Related Party Transactions

Unsecured Amounts Due to InterCloud

As of September 30, 2020 and December 31, 2019, the Company owed $50,577 to InterCloud, which is non-interest bearing, unsecured, and due on demand and included in accounts payable and accrued liabilities.

InterCloud Related Party Reclassification

During May 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud is a related party. The effective date of the reclassification was January 1, 2018.

WaveTech GmbH Related Party Reclassification

During November 2019, as a result of the Company acquiring 60% of the outstanding shares of WaveTech GmbH (refer to Note 15, Commitments and Contingencies, for additional detail), the Company determined that WaveTech GmbH was a related party. The effective date of the reclassification was January 1, 2019. On September 30, 2020, the Company sold its interest in WaveTech GmbH (refer to Note 3, Disposals of Subsidiaries, for additional detail).

Sales to WaveTech GmbH

 During the three and nine months ended September 30, 2020 the Company’s ADEX subsidiary made sales to WaveTech GmbH totaling $63,348 and $121,193, respectively.

Loans Payable to Related Parties

As of September 30, 2020 and December 31, 2019, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2020	2019
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022	$554,031	$-
Promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022	23,894	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	-	18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	-	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, due on demand	-	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	-	80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	-	170,000
Loan with WaveTech GmbH, 8% interest, due on demand	-	3,000,000
Total	$795,325	$3,701,258

The Company’s loans payable to related parties have an effective interest rate of 11.2%.

Promissory note issued to Roger Ponder, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019

On November 30, 2017, the Company received $18,858 pursuant to a promissory note issued to the Chief Executive Officer of the Company. The note issued was unsecured, was due on November 30, 2018 and bore interest at a rate of 10% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

The note matured on November 30, 2019 and was due on demand.

On August 31, 2020, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022” section of this note for additional detail).

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On August 31, 2020, Roger Ponder exchanged one note into a new convertible promissory note with a principal amount of $23,894. Interest accrues on the new note at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at 80% of the lowest trading price in the 5 trading days prior to the conversion date. The conversion price has a floor of $0.01 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature was $16,000. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments.” As a result, the Company recorded a loss on settlement of debt of $16,000 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

As of September 30, 2020, the Company owed $23,894 pursuant to this agreement.

Promissory note issued to Keith Hayter, 10% interest, unsecured, matured on November 30, 2018 and extended to November 30, 2019

On November 30, 2017, the Company received $130,000 pursuant to a promissory note issued to the President of the Company. The note issued was unsecured, due on November 30, 2018 and bore interest at a rate of 10% per annum. On November 30, 2018, the lender agreed to extend the maturity of the loan to November 30, 2019. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

The note matured on November 30, 2019 and was due on demand.

On August 31, 2020, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022” section of this note for additional detail).

Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, matured April 13, 2020

On April 13, 2018, the Company received $85,000 pursuant to a promissory note issued to the President of the Company. The note issued was unsecured, due on April 13, 2019 and bore interest at a rate of 8% per annum. At December 31, 2018, the amount of $85,000 was owed. On April 13, 2019, the note was amended to a maturity date of April 13, 2020 and an interest rate of 10%. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

The note matured on April 13, 2020 and was due on demand.

On August 31, 2020, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022” section of this note for additional detail).

Promissory note issued to Keith Hayter, 8% interest, unsecured, matured October 1, 2019

On August 21, 2018, the Company received $80,000 pursuant to a promissory note issued to the President of the Company. The note issued was unsecured, was due on August 20, 2019 and bore interest at a rate of 8% per annum. On August 20, 2019, the note was amended to a maturity date of October 1, 2019 and an interest rate of 10%. The Company accounted for the modification in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as a modification and no gain or loss was recognized.

The note matured on October 1, 2019 and was due on demand.

On August 31, 2020, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022” section of this note for additional detail).

Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020

On August 12, 2019, the Company received $170,000 pursuant to a promissory note issued to the President of the Company. The note issued was unsecured, was due on August 11, 2020 and bore interest at a rate of 10% per annum.

On August 31, 2020, the holder of the note exchanged this note for a new note (refer to the “Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022” section of this note for additional detail).

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On August 31, 2020, Keith Hayter exchanged four notes into a new convertible promissory note with a principal amount of $554,031. Interest accrues on the new note at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at 80% of the lowest trading price in the 5 trading days prior to the conversion date. The conversion price has a floor of $0.01 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature was $362,000. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments.” As a result, the Company recorded a loss on settlement of debt of $362,000 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

As of September 30, 2020, the Company owed $554,031 pursuant to this agreement.

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

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging.” The initial fair value of the conversion feature of $348,000 resulted in a discount to the note payable of $348,000.

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

As of September 30, 2020, principal of $217,400 remains outstanding.

Loan with WaveTech GmbH., 8% interest

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation (refer to Note 15, Commitments and Contingencies, for additional detail). In connection with the share purchase agreement, the Company was to receive $3,000,000 in cash at or before consummation of the transactions described in the agreement. The Company received $1,325,895 which was placed into escrow to satisfy the amounts outstanding to WaveTech Global, Inc (refer to Note 7, Loans Payable, for additional detail). The Company received an additional $1,664,083 during July 2019 to satisfy the $3,000,000 of cash per the share purchase agreement. The remaining $10,022 was recorded as a foreign exchange loss in the consolidated statement of operations for the year ended December 31, 2019. The loan bore interest at a rate of 8% per annum.

On November 14, 2019, the Company acquired 60% of the outstanding shares of WaveTech GmbH (refer to Note 15, Commitments and Contingencies, for additional detail). As a result, the $1,325,895 in escrow was returned to the Company. As of December 31, 2019, principal of $3,000,000 was outstanding.

During the nine months ended September 30, 2020, in connection with amounts owed to the Company from WaveTech GmbH, the loan with WaveTech GmbH was being netted against amounts due from WaveTech GmbH (refer to Note 3, Disposals of Subsidiaries, for additional detail).

7.	Loans Payable

As of September 30, 2020 and December 31, 2019, the Company had outstanding the following loans payable:

	September 30,	December 31,
	2020	2019
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures April 16, 2021, net of debt discount of $1,072 and $31,365	34,788	94,928
Future receivables financing agreement with Cedar Advance Funding, non-interest bearing, matures April 27, 2021, net of debt discount of $105,492	244,258	-
CARES Act Loans	3,452,525	-
Future receivables financing agreement with RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $79,087	-	237,319
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180	-	2,973,458
Future receivables financing agreement with C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	-	136,424
Total	$3,867,828	$3,578,386

Less: Long-term portion of loans payable	(3,452,525)	-

Loans payable, current portion, net of debt discount	$415,303	$3,578,386

The Company’s loans payable have an effective interest rate range of 51.5% to 90.5%.

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of September 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of September 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of September 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of September 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of September 30, 2020 and December 31, 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 167 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of September 30, 2020 and December 31, 2019.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of September 30, 2020 and December 31, 2019.

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

During the nine months ended September 30, 2020, the Company received an aggregate of $6,167,328 and repaid an aggregate of $3,142,796.

On February 11, 2020, pursuant to an assignment and consent agreement, Heritage sold, transferred and assigned to Bay View Funding all of Heritage’s right, title, and interest in the loan and security agreement (refer to Note 9, Factor Financing, for additional detail). As a result of the assignment, the Company recorded a loss on settlement of debt of $149,180 related to the remaining accretion of debt discount in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement. During the nine months ended September 30, 2020, the Company paid $156,696 of the original balance under the agreement. As a result, the amount owed at September 30, 2020 was $0. The Company recorded a loss on settlement of debt of $1,490 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

On April 10, 2020, the weekly payment amount was reduced from $4,219 to $1,266. The final payment is now estimated to be due on April 16, 2021.

During the year ended December 31, 2019, the Company paid $8,437 of the original balance under the agreement. During the nine months ended September 30, 2020, the Company paid $90,703 of the original balance under the agreement.

At September 30, 2020, the Company owed $35,860 pursuant to this agreement and will record accretion equal to the debt discount of $1,072 over the remaining term of the note.

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

During the nine months ended September 30, 2020, the Company repaid the balance in full. Total cash payments during this period were $253,754, with a discount of $62,652 due to the Company paying the note off in under eight months from issuance. As a result of these payments, the amount owed at September 30, 2020 was $0. The Company recorded a gain on settlement of debt of $34,503 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement. During the nine months ended September 30, 2020, the Company paid $156,696 of the original balance under the agreement. As a result, the amount owed at September 30, 2020 was $0. The Company recorded a loss on settlement of debt of $1,490 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

Loan with Cedar Advance LLC

On September 29, 2020, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Cedar Advance LLC. Under the Financing Agreement, the Financing Parties sold to Cedar Advance future receivables in an aggregate amount equal to $349,750 for a purchase price of $250,000. The Company received cash of $242,500 and recorded a debt discount of $107,250.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $11,658 each week based upon an anticipated 25% of its future receivables until such time as $349,750 has been paid, a period Cedar Advance and the Financing Parties estimate to be approximately seven months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

At September 30, 2020, the Company owed $349,750 pursuant to this agreement and will record accretion equal to the debt discount of $105,492 over the remaining term of the note.

During October 2020, the Company began making weekly payments to Cedar Advance under the terms of the agreement.

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

In connection with the stock purchase agreement discussed in Note 3, Disposals of Subsidiaries, the $108,658 CARES Act Loan entered into by TNS was assumed by the purchaser.

As of September 30, 2020, the aggregate balance of these loans is $3,452,525 and is included in loans payable on the unaudited condensed consolidated balance sheets.

8.	Convertible Debentures

As of September 30, 2020 and December 31, 2019, the Company had outstanding the following convertible debentures:

	September 30,	December 31,
	2020	2019
Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019	$594,362	$594,362
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $0 and 105,752	285,442	1,461,265
Convertible promissory note, SCS, LLC, 24% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $0 and $13,005	51,788	38,025
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $1,773 and $23,986	78,331	99,014
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matures November 21, 2020, net of debt discount of $7,939 and $58,648	36,713	16,352
Convertible promissory note, Michael Roeske, 24% interest, unsecured, due on demand, net of debt discount of $0 and $3,512	-	112,488
Convertible promissory note, Joel Raven, 24% interest, unsecured, due on demand, net of debt discount of $0 and $8,658	-	355,342
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $24,819	-	98,181
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $113,674	-	34,326
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $53,051	-	15,449
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $45,125	-	12,875
Total	1,046,636	2,837,679

Less: Long-term portion of convertible debentures, net of debt discount	-	(28,324)

Convertible debentures, current portion, net of debt discount	$1,046,636	$2,809,355

The Company’s convertible debentures have an effective interest rate range of 23.0% to 115.4%.

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

During the year ended December 31, 2019, the Company paid $25,000 of principal. The Company owed $594,362 as of September 30, 2020.

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

The Company was to begin making principal payments in equal installments beginning on October 1, 2019. On October 22, 2019, the Company reached an agreement with Dominion Capital to postpone the principal payments. In exchange for the extension, the Company will pay to Dominion Capital an extension fee equal to 14% of the postponed payments. As a result of this agreement, the Company added $47,731 of principal to the note during the year ended December 31, 2019 and $108,146 of principal to the note during the nine months ended September 30, 2020. These amounts are included in default and debt extension fees in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019.

On April 2, 2020 the Company paid a $20,000 modification fee in order to avoid an event of default under the note and receive payment forbearance for a period of 30 days.

On September 30, 2020, in connection with the stock purchase agreement described in Note 3, Disposals of Subsidiaries, the Company entered into an amendment with Dominion and WaveTech Group, Inc. The parties agreed that as of the date of the amendment the outstanding principal and accrued interest was $1,141,769. The Company and WaveTech Group Inc. each agreed that the final payment of $1,141,769 due on October 1, 2020 be amended so that the Company and WaveTech Group Inc. be required to make payments of $570,885 on or before each of October 1, 2020 and November 1, 2020. As a result of this amendment, the amount owed by the Company to Dominion was reduced by the $570,885 of payments that WaveTech Group Inc. is responsible for. On September 30, 2020, the Company made the first payment of $285,442 under the terms of the amendment. On October 30, 2020, Dominion agreed to accept a payment of $35,000 from the Company and postpone the final payment until December 1, 2020.

During the year ended December 31, 2019 the Company paid $51,848 of principal. During the nine months ended September 30, 2020 the Company paid $818,537 of principal. The Company owed $285,442 as of September 30, 2020.

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

On February 14, 2020, the Company and Mr. Roeske entered into an amendment which revised the maturity date to December 31, 2020. Additional, per the amendment, as cash deposits were received by TNS in the ordinary course of business, a portion of such cash deposits could have been be directed to Mr. Roeske. These payments would reduce the outstanding obligations of the Company to Mr. Roeske.

During the nine months ended September 30, 2020, the Company remitted $37,200 to Mr. Roeske in accordance with the amendment.

On September 8, 2020, Mr. Roeske returned the shares issued in 2019. These shares were then canceled and $70,000 was added back to the outstanding principal of the note. The Company recorded a loss on return of common stock of $69,820 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

On September 30, 2020, the Company entered into a stock purchase agreement (refer to Note 3, Disposals of Subsidiaries, for further detail). The outstanding balance of $148,800 was assigned to the purchaser.

Convertible promissory note, Joel Raven, 6% interest, unsecured, matures December 31, 2020

On January 28, 2019, InterCloud assigned $434,000 of the note issued in connection with the acquisition of TNS to Joel Raven. The note accrued interest at a rate of 6% per annum and had a maturity date of January 30, 2020.

During the year ended December 31, 2019, Mr. Raven converted $70,000 of principal of the note into shares of the Company’s common stock.

On February 14, 2020, the Company and Mr. Raven entered into an amendment which revised the maturity date to December 31, 2020. Additional, per the amendment, as cash deposits were received by TNS in the ordinary course of business, a portion of such cash deposits could have been be directed to Mr. Raven. These payments would reduce the outstanding obligations of the Company to Mr. Raven.

During the nine months ended September 30, 2020, the Company remitted $86,800 to Mr. Raven in accordance with the amendment.

On September 8, 2020, Mr. Raven returned the shares issued in 2019. These shares were then canceled and $70,000 was added back to the outstanding principal of the note. The Company recorded a loss on return of common stock of $69,821 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

On September 30, 2020, the Company entered into a stock purchase agreement (refer to Note 3, Disposals of Subsidiaries, for further detail). The outstanding balance of $347,200 was assigned to the purchaser.

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

During the nine months ended September 30, 2020, the holder of the note converted $123,000 of principal and $6,769 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at September 30, 2020 was $0. The Company recorded a loss on settlement of debt of $784,531 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the holder of the note converted $42,896 of principal and $3,631 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $106,147 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

At September 30, 2020, the Company owed $80,105 pursuant to this agreement and will record accretion equal to the debt discount of $1,773 over the remaining term of the note.

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

During the nine months ended September 30, 2020, the holder of the note converted $12,000 of principal and $720 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $7,013 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

At September 30, 2020, the Company owed $51,788 pursuant to this agreement.

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

During the nine months ended September 30, 2020, the holder of the note converted $148,000 of principal and $5,520 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at September 30, 2020 was $0. The Company recorded a loss on settlement of debt of $262,732 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the holder of the note converted $68,500 of principal and $2,540 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at September 30, 2020 was $0. The Company recorded a loss on settlement of debt of $42,342 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

The interest on the outstanding principal due under the note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the note was due on February 26, 2021. The note was convertible into shares of the Company’s common stock at 70% of the average of the three lowest VWAPs in the 15 trading days prior to and including the conversion date.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $43,000 resulted in an additional discount to the note payable of $43,000, for a total debt discount of $51,000.

During the nine months ended September 30, 2020, the holder of the note converted $58,000 of principal and $3,656 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at September 30, 2020 was $0. The Company recorded a loss on settlement of debt of $69,438 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the holder of the note converted $30,348 of principal and $5,000 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $95,203 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

At September 30, 2020, the Company owed $44,652 pursuant to this agreement and will record accretion equal to the debt discount of $7,939 over the remaining term of the note.

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

During the nine months ended September 30, 2020, the Company repaid 120% of the principal balance. The total payment was $218,534, which included accrued interest of $8,534. The Company recorded a loss on settlement of debt of $127,654 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

Under the terms of the agreement, if the shares issued upon execution of the note are no longer worth $87,500 at the time of the shares becoming eligible for resale pursuant to Rule 144, the Company shall issue additional shares to the holder in an amount holding a market value to equal the difference between the value of these shares and $87,500. The 9,755 shares became eligible for resale pursuant to Rule 144 during the three months ended September 30, 2020 and the value was less than $87,500. As a result, the Company began issuing additional shares to the holder during the period (refer to Note 11, Common Stock, for additional detail). During the three months ended September 30, 2020, the Company issued an aggregate of 900,000 shares to the holder and recorded a loss on fair value of additional shares of $68,040 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the Company repaid 120% of the principal balance. The total payment was $218,247, which included accrued interest of $8,247. The Company recorded a loss on settlement of debt of $127,654 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

Under the terms of the agreement, if the shares issued upon execution of the note are no longer worth $87,500 at the time of the shares becoming eligible for resale pursuant to Rule 144, the Company shall issue additional shares to the holder in an amount holding a market value to equal the difference between the value of these shares and $87,500. The 9,755 shares became eligible for resale pursuant to Rule 144 during the three months ended September 30, 2020 and the value was less than $87,500. As a result, the Company began issuing additional shares to the holder during the period (refer to Note 11, Common Stock, for additional detail). During the three months ended September 30, 2020, the Company issued an aggregate of 900,000 shares to the holder and recorded a loss on fair value of additional shares of $68,040 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the Company paid $209,427 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations. In addition, during the nine months ended September 30, 2020, the Company incurred finance charges of $113,606, of which 83,606 was paid in cash and $30,000 was included in accounts payable and accrued liabilities as of September 30, 2020. Finance charges are included within interest expense on the unaudited condensed consolidated statement of operations.

During the nine months ended September 30, 2020, the Company received an aggregate of $12,877,721, including the initial proceeds of $3,024,532, and repaid an aggregate of $10,711,029. The Company owed $2,166,692 under the agreement as of September 30, 2020.

10.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of September 30, 2020, the derivative liability balance of $1,450,059 was comprised of $1,450,000 of derivatives related to the Company’s convertible debentures, and $59 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2019, the derivative liability balance of $992,733 was comprised of $801,000 of derivatives related to the Company’s convertible debentures, and $191,732 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30,	December 31,
	2020	2019
Balance at the beginning of the period	$992,733	$3,166,886
Change in fair value of embedded conversion option	38,626	(1,843,935)
Conversion of derivative liability	(180,000)	(1,281,888)
Repayment of convertible note	(36,000)	(164,468)
Fair value of debt derivatives at issuance	84,000	-
Fair value of warrant derivatives at issuance	128,000	-
Fair value of option derivatives at issuance	44,700	-
Impact of note extinguishments	378,000	(32,000)
Original discount limited to proceeds of notes	-	376,500
Derivative issued as part of acquisition	-	189,000
Fair value of derivative liabilities in excess of notes proceeds received	-	116,638
Addition to derivative due to default penalty	-	466,000
Balance at the end of the period	$1,450,059	$992,733

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2019	230 - 304%	1.55 - 1.75%	0%	0.25 - 1.16
At September 30, 2020	193 - 343%	0.10 - 1.59%	0%	0.25 - 2.60

11.	Common Stock

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

On August 27, 2020, the Company issued 85,000 shares of common stock to M2B Funding upon the conversion of 17,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 1, 2020, the Company issued 150,000 shares of common stock to Dominion Capital upon the conversion of 30,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 10, 2020, the Company issued 142,960 shares of common stock to Dominion Capital upon the conversion of 28,592 shares of Series A preferred stock with a stated value of $1 per share.

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

On August 17, 2020, the Company issued 204,447 shares of common stock to GS Capital Partners, LLC upon the conversion of $6,296 of principal and $512 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 24, 2020, the Company issued 236,602 shares of common stock to GS Capital Partners, LLC upon the conversion of $7,000 of principal and $580 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 27, 2020, the Company issued 253,656 shares of common stock to GS Capital Partners, LLC upon the conversion of $7,500 of principal and $626 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On September 3, 2020, the Company issued 316,672 shares of common stock to GS Capital Partners, LLC upon the conversion of $9,350 of principal and $795 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On September 15, 2020, the Company issued 333,053 shares of common stock to GS Capital Partners, LLC upon the conversion of $12,750 of principal and $1,118 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

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

On August 11, 2020, the Company issued 153,203 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,500 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 13, 2020, the Company issued 159,218 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,700 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 17, 2020, the Company issued 158,055 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,200 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 20, 2020, the Company issued 159,509 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,200 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 24, 2020, the Company issued 236,963 shares of common stock to Power Up Lending Group LTD. upon the conversion of $5,800 of principal and $1,925 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to an SCS, LLC Convertible Debenture

On June 19, 2020, the Company issued 23,555 shares of common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On July 13, 2020, the Company issued 42,400 shares of common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On July 29, 2020, the Company issued 88,333 shares of common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to a Crown Bridge Partners Convertible Debenture

On May 21, 2020, the Company issued 50,000 shares of common stock to Crown Bridge Partners upon the conversion of $6,512 of principal and $1,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On June 8, 2020, the Company issued 85,000 shares of common stock to Crown Bridge Partners upon the conversion of $11,288 of principal and $1,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 24, 2020, the Company issued 170,000 shares of common stock to Crown Bridge Partners upon the conversion of $3,590 of principal and $1,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On August 26, 2020, the Company issued 170,500 shares of common stock to Crown Bridge Partners upon the conversion of $3,604 of principal and $1,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On September 11, 2020, the Company issued 250,000 shares of common stock to Crown Bridge Partners upon the conversion of $5,355 of principal and $1,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Additional Shares Issued Pursuant to Convertible Debentures

On August 11, 2020, the Company issued 300,000 shares of common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

On August 11, 2020, the Company issued 300,000 shares of common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

On September 21, 2020, the Company issued 300,000 shares of common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

On September 21, 2020, the Company issued 300,000 shares of common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

On September 23, 2020, the Company issued 300,000 shares of common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

On September 23, 2020, the Company issued 300,000 shares of common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

Shares Returned and Canceled

On July 28, 2020, GS Capital Partners returned 226,800 shares of common stock to the Company. These shares were canceled.

On September 8, 2020, Joel Raven and Mike Roeske returned an aggregate of 4,668 shares of common stock to the Company. These shares were canceled.

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

On September 29, 2020, the Company amended the Series C preferred stock certificate of designation. In connection with the amendment, the designated shares amount was reduced to 8,888,888 shares.

On September 30, 2020, the Company sold its interest in WaveTech GmbH (refer to Note 3, Disposals of Subsidiaries, for additional detail). As a result of the sale, the Series C shares will not be issued.

13.	Share Purchase Warrants

From time to time, the Company issues share purchase warrants and stock options, which are classified as liabilities. The total fair value of the Company’s share purchase warrants and stock options was $59 and $191,732 as of September 30, 2020 and December 31, 2019, respectively. This amount is included in derivative liabilities on the consolidated balance sheets. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of September 30, 2020 and December 31, 2019 was 0.7 years and 1.3 years, respectively. The stock options outstanding at September 30, 2020 and December 31, 2019 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the nine months ended September 30, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	14,075	$331.46
Issued	345,993	340.27
Expired	(1,293)	736.64
Balance at September 30, 2020	358,775	$338.50

As of September 30, 2020, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance Date	Expiry date
334,365	*	360.00	2/14/2018	2/13/2021
417		480.00	2/21/2018	2/21/2021
1,667		300.00	5/17/2018	5/17/2021
380		324.00	10/10/2018	10/10/2021
2,500		30.00	11/21/2019	11/21/2022
9,723		9.00	2/7/2020	2/7/2023
9,723		9.00	2/7/2020	2/7/2023
358,775

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At September 30, 2020, it is 4% of the 8,359,123 shares outstanding as of that date.

The following table summarizes the activity of stock options for the nine months ended September 30, 2020:

	Number of stock options	Weighted average exercise price
Balance at December 31, 2019	5,000	$9.00
Issued	-	-
Expired	-	-
Balance at September 30, 2020	5,000	$9.00

As of September 30, 2020, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date
5,000	9.00	11/25/2019	11/25/2021

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Operating lease assets	$124,100	$168,384

Operating lease liabilities:
Current operating lease liabilities	130,171	173,351
Total operating lease liabilities	$130,171	$173,351

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2020, the Company recognized operating lease expense of $23,582 and $99,473, respectively. During the three and nine months ended September 30, 2019, the Company recognized operating lease expense of $61,122 and $167,644, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, short-term lease costs were $46,325 and $145,128, respectively. During the three and nine months ended September 30, 2019, short-term lease costs were $55,413 and $198,703, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $23,472 and $98,369, respectively, for the three and nine months ended September 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities were $57,909 and $163,127, respectively, for the three and nine months ended September 30, 2019. These amounts are included in operating activities in the condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2020, the Company reduced its operating lease liabilities by $6,307 and $43,180, respectively, for cash paid. During the three and nine months ended September 30, 2019, the Company reduced its operating lease liabilities by $35,027 and $102,316, respectively, for cash paid.

The operating lease liabilities as of September 30, 2020 reflect a weighted average discount rate of 58%. The weighted average remaining term of the leases is 2.4 years. Remaining lease payments as of September 30, 2020 are as follows:

Year ending December 31,
2020	$23,632
2021	95,914
2022	86,681
2023	21,330
Total lease payments	227,557
Less: imputed interest	(97,386)
Total	$130,171

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and nine months ended September 30, 2020 and 2019).

WaveTech GmbH Share Purchase Agreement

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation.

The merger of WaveTech GmbH into the Company shall be effected through a sale and exchange of shares and cash. Pursuant to the share purchase agreement, the Company was to acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech GmbH in exchange for the issuance of the Company’s Series C preferred stock as well as the assumption by the Company of $8,507,557 of WaveTech GmbH debt (refer to Note 3, Disposals of Subsidiaries, for additional detail). The Company was to receive $3,000,000 in cash at or before consummation of the transactions contemplated by the share purchase agreement (the “Transactions”). Upon consummation of the Transactions, the current WaveTech GmbH shareholders would have beneficially owned a majority of the outstanding shares of the Company.

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

The share purchase agreement also contained certain termination rights for both the Company and WaveTech GmbH, including that the Company or WaveTech GmbH could have terminated the share purchase agreement if WaveTech GmbH had not obtained executed assignment agreements from its shareholders holding an aggregate of (i) fifty one percent (51%) of the issued and outstanding shares of WaveTech GmbH by the date that was ninety (90) days following the date of the share purchase agreement and (ii) ninety percent (90%) of the issued and outstanding shares of WaveTech GmbH by March 31, 2020.

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

As of December 31, 2019, the Company had received $2,989,978 in cash from WaveTech GmbH. Additionally, the Company recorded a foreign exchange loss of $10,022 in the consolidated statement of operations for the year ended December 31, 2019. During the nine months ended September 30, 2020, the Company received an additional $319,972 in cash from WaveTech GmbH.

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement. This amendment primarily related to conversion terms for the Company’s Series C preferred stock (refer to Note 12, Preferred Stock, for additional detail).

During the nine months ended September 30, 2020, the Company obtained additional executed assignment agreements from shareholders holding an aggregate of 30% of the issued and outstanding shares of WaveTech GmbH. As a result, the Company had obtained executed assignment agreements from shareholders holding an aggregate of 90% of the issued and outstanding shares of WaveTech GmbH.

On September 30, 2020, the Company sold its interest in WaveTech GmbH (refer to Note 3, Disposals of Subsidiaries, for additional detail). Prior to the sale, The Company determined that the acquisition had not been completed for accounting purposes because the Series C preferred stock shares were never issued.

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

16.	Segment Disclosures

During the three and nine months ended September 30, 2020 and 2019, the Company had two operating segments including:

●	AWS/ADEX/TNS, which is comprised of the AWS Entities, the ADEX Entities, and TNS (TNS was sold on September 30, 2020. Refer to Note 3, Disposals of Subsidiaries, for additional detail).

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three and nine months ended September 30, 2020 is presented below:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Spectrum Global	AWS/ADEX/TNS	Total	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$5,895,300	$5,895,300	$-	$18,633,674	$18,633,674
Operating (loss) income	(546,898)	(2,097,099)	(2,643,997)	(1,870,001)	(3,540,944)	(5,410,945)
Interest expense	239,867	34,489	274,356	803,481	181,580	985,061
Depreciation and amortization	-	97,949	97,949	-	292,295	292,295
Total assets as of September 30, 2020	6,453	6,307,407	6,313,860	6,453	6,307,407	6,313,860

Geographic information for the three and nine months ended and as of September 30, 2020 is presented below:

	Revenues
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Long-lived Assets as of September 30, 2020
Puerto Rico and Canada	$422,819	$875,659	$15,392
United States	5,472,481	17,758,015	3,607,429
Consolidated total	5,895,300	18,633,674	3,622,821

Financial statement information by operating segment for the three and nine months ended September 30, 2019 is presented below:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Spectrum Global	AWS/ADEX/TNS	Total	Spectrum Global	AWS/ADEX/TNS	Total

Net sales	$-	$7,505,937	$7,505,937	$-	$27,159,071	$27,159,071
Operating (loss) income	(1,260,709)	108,762	(1,151,947)	(2,979,974)	830,339	(2,149,635)
Interest expense	126,969	115,583	242,552	1,224,353	267,794	1,492,147
Depreciation and amortization	-	97,281	97,281	-	288,134	288,134
Total assets as of December 31, 2019	11,783	12,157,035	12,168,818	11,783	12,157,035	12,168,818

Geographic information for the three and nine months ended and as of September 30, 2019 is presented below:

	Revenues
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Long-lived Assets as of December 31, 2019

Puerto Rico	$383,246	$1,094,475	$9,698
United States	7,122,691	26,064,596	5,861,240
Consolidated total	7,505,937	27,159,071	5,870,938

17.	Subsequent Events

Convertible promissory note, Efrat Investments, LLC, 10% interest, secured, matures October 5, 2021

On September 14, 2020, the Company entered into and closed on a secured convertible promissory note with Efrat Investments, LLC, pursuant to which the Company issued to Efrat Investments, LLC a secured convertible promissory note in the aggregate principal amount of $165,000 for an aggregate purchase price of $146,000, resulting in an original issue discount of $19,000. The note was funded on October 5, 2020.

The Company also issued a warrant equal to the $165,000 face amount of the note with a term of three years from the date the promissory note was funded to purchase 1,650,000 shares of common stock at an initial exercise price of $0.10 per share.

The interest on the outstanding principal due under the note accrues at a rate of 10% per annum. All principal and accrued but unpaid under the secured note is due on October 5, 2020. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.05 per share. In the event of a default, the conversion price will be equal to the lower of (i) the fixed conversion price, (ii) discount to market based upon subsequent financings with other investors, or (iii) 60% of the lowest closing price of the Company’s common stock during the 20 consecutive trading day period immediately preceding the date of the respective conversion.

Issuance of Shares Pursuant to a Crown Bridge Partners Convertible Debenture

On October 5, 2020, the Company issued 255,000 shares of common stock to Crown Bridge Partners upon the conversion of $5,324 of principal and $1,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to GS Capital Partners, LLC Convertible Debentures

On October 7, 2020, the Company issued 458,809 shares of common stock to GS Capital Partners, LLC upon the conversion of $12,200 of principal and $1,128 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures

On October 7, 2020, the Company issued 507,518 shares of common stock to GS Capital Partners, LLC upon the conversion of $13,000 of principal and $1,222 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures

On October 7, 2020, the Company issued 274,219 shares of common stock to GS Capital Partners, LLC upon the conversion of $7,000 of principal and $678 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures

On October 7, 2020, the Company issued 502,869 shares of common stock to GS Capital Partners, LLC upon the conversion of $10,350 of principal and $844 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures

Update on Shutdown of AW Solutions, Inc.

As discussed in Note 3, Disposals of Subsidiaries, the Company made the decision to shut down its AW Solutions, Inc. subsidiary during the nine months ended September 30, 2020. As of the date of this report, AW Solutions, Inc. continues to operate at a lesser capacity. The Company plans to complete the shutdown during the fourth quarter of 2020. Once the operations have fully ceased, the Company plans to abandon the subsidiary.

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

Description of Business

On February 5, 2018, we completed our corporate jurisdiction continuation from the jurisdiction of the Province of British Columbia to the jurisdiction of the State of Nevada in accordance with the Articles of Conversion and the Articles of Incorporation filed with the Nevada Secretary of State. Our principal offices are located at 980 N. Federal Highway, Suite 304, Boca Raton, Florida. Our telephone number is (407) 512-9102. On January 2, 2018, we changed our fiscal year end to December 31.

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

Our telecommunications services are supported by our subsidiaries: the ADEX Entities and the AWS Entities. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband multiple-system operators (“MSOs”) and OEMs. On a weekly basis, the Company deploys hundreds of telecommunication professionals in support of its customers. The Company believes that its global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. The Company seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear master service agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEMs) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace.

During the three nine months ended September 30, 2020, we sold our TNS subsidiary and made the decision to shut down the operations of AW Solutions, Inc. As of the date of this report, AW Solutions, Inc. continues to operate at a lesser capacity. Once the operations have fully ceased, we plan to abandon the subsidiary.

Our Operating Units

Our company is comprised of the following:

●	The ADEX Entities. The ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. ADEX seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration.

●	The AWS Entities. The AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments. As noted above, during the nine months ended September 30, 2020 we made the decision to shut down the operations of AW Solutions Inc. (“AWS”). The AWS Entities also include AW Solutions Puerto Rico, LLC (“AWS PR”) and Tropical Communications, Inc. (“Tropical). The operations of AWS PR and Tropical will continue subsequent to the winding down of the operations of AWS.

Impact of the COVID-19 Pandemic

The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Global health concerns relating to the COVID-19 outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Risks related to consumers and businesses lowering or changing spending, which impact domestic and international spend. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 situation closely.

Results of Operations for the Three Month Periods Ended September 30, 2020 and 2019

Revenues

Our operating results for the three month periods ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019	Difference

Revenue	$5,895,300	$7,505,937	$(1,610,637)
Operating expenses	8,539,297	8,657,884	(118,587)
Other (expense) income	(6,245,779)	(120,404)	(6,125,375)
Provision for income taxes	(13,333)	(2,099)	(11,234)
Net loss	(8,903,109)	(1,274,450)	(7,628,659)

Revenue generated during the three months ended September 30, 2020, was $5,895,300 compared to $7,505,937 for the period ended September 30, 2019. The decrease of $1,610,637 is primarily related to a decrease in sales of $1,096,459 for ADEX. Three large ADEX customers totaled $1,266,691 in the three months ended September 30, 2020, compared to $3,739,550 in the same period of 2019. Additionally, the COVID-19 pandemic began to affect our operations and the operations of our customers in March 2020.

With the sale of our TNS subsidiary, along with the abandonment of AWS which we anticipate completing during the final quarter of the year, we expect revenues in the fourth quarter of this year to decrease significantly compared to the same period of 2019.

Operating Expenses

During the three months ended September 30, 2020, our operating expenses were $8,539,297, compared to operating expenses of $8,657,884 for the same period of 2019. The decrease of $118,587 is primarily related to a $1,474,205 decrease in cost of revenues and a $387,460 decrease in salaries and wages as a result of the decrease in sales as discussed above. These decreased were partially offset by impairment charges totaling $1,904,738 for the three months ended September 30, 2020.

Other Expenses

For the three months ended September 30, 2020, we had other expense of $6,245,779 compared to other expense of $120,404 for the same period in 2019. The increase in other expense of $6,125,375 was primarily due to the loss on disposal of subsidiary of $4,975,030. Additionally, loss on settlement of debt increased $457,714 and gain on change in fair value of derivatives decreased $413,291.

Net (Loss) Income

For the three months ended September 30, 2020, we incurred a net loss of $8,903,109, compared to a net loss of $1,762,522 for the same period in 2019.

Results of Operations for the Nine Month Periods Ended September 30, 2020 and 2019

Revenues

Our operating results for the nine month periods ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019	Difference

Revenue	$18,633,674	$27,159,071	$(8,525,397)
Operating expenses	24,044,619	29,308,706	(5,264,087)
Other expense	(9,015,102)	(533,683)	(8,481,419)
Provision for income taxes	(32,333)	(22,300)	(10,033)
Net loss	(14,458,380)	(2,705,618)	(11,752,762)

Revenue generated during the nine months ended September 30, 2020, was $18,633,674 compared to $27,159,071 for the period ended September 30, 2019. The decrease of $8,525,397 is primarily related to a decrease in sales of $5,897,673 for ADEX and $2,190,938 for our former TNS subsidiary. Three large ADEX customers totaled $5,693,119 in the nine months ended September 30, 2020, compared to $14,046,463 in the same period of 2019. TNS had a decrease of $1,849,818 from its largest customer in the nine months ended September 30, 2020 compared to the same period of 2019. Additionally, the COVID-19 pandemic began to affect our operations and the operations of our customers in March 2020. These decreases were partially offset by a combined increase in sales to three large ADEX customer of $2,717,576 and an increase in sales to a large AWS customer of $986,768.

With the sale of our TNS subsidiary, along with the abandonment of AWS which we anticipate completing during the final quarter of the year, we expect revenues for the full year to decrease significantly compared to 2019.

Operating Expenses

During the nine months ended September 30, 2020, our operating expenses were $24,044,619, compared to operating expenses of $29,308,706 for the same period of 2019. The decrease of $5,264,087 is primarily related to a $6,025,995 decrease in cost of revenues and a $470,965 decrease in salaries and wages as a result of the decrease in sales as discussed above. These decreased were partially offset by impairment charges totaling $1,904,738 for the nine months ended September 30, 2020.

Other Expenses

For the nine months ended September 30, 2020, we had other expense of $9,015,102 compared to other expense of $533,683 for the same period in 2019. The increase in other expense of $8,481,419 was primarily due to the loss on disposal of subsidiary of $4,975,030, an increase in loss on settlement of debt of $2,389,571, and a loss on change in fair value of derivatives of $38,626 for the nine months ended September 30, 2020 compared to a gain on change in fair value of derivatives of $1,924,637 for the same period of 2019. These increases were partially offset by decreases in amortization of discounts on convertible debentures and loans payable and interest expense of $706,081 and $507,086, respectively.

Net Loss

For the nine months ended September 30, 2020, we incurred a net loss of $14,458,380, compared to a net loss of $3,193,690 for the same period in 2019.

Liquidity and Capital Resources

As of September 30, 2020, our total current assets were $4,595,777 and our total current liabilities were $9,206,892, resulting in a working capital deficit of $4,611,115, compared to a working capital deficit of $9,790,032 as of December 31, 2019.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Nine months ended September 30,
(dollars amounts in thousands)	2020	2019

Net cash used in operating activities	$(518,254)	$(676,469)
Net cash used in investing activities	(986,155)	(1,006,653)
Net cash provided by financing activities	1,688,720	1,325,207
Change in cash	$184,311	$(357,915)

For the nine months ended September 30, 2020, cash increased $184,311, compared to an increase in cash of $357,915 for the same period of 2019. The increase was primarily related to cash provided by financing activities of $1,688,720 for the nine months ended September 30, 2020. The amount includes proceeds from CARES Act loans totaling $3,561,183. This increase in cash was mostly offset by the cash used in operating activities of $518,254 and cash used in invested activities of $986,155. Cash used in operating activities included the net loss of $14,458,380. This amount was mostly offset by the loss on disposal of subsidiary of $4,975,030, the loss on settlement of debt of $2,103,958, the goodwill impairment charge of $1,503,633, and net changes in operating assets and liabilities of $3,183,058. Cash used in investing activities primarily related to the cash paid upon disposal of TNS of $978,395.

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

As of September 30, 2020, we had cash of $653,130 compared to $468,819 as of December 31, 2019.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended September 30, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On July 8, 2020, we issued 119,403 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $12,000 of principal pursuant to a convertible debenture.

On July 13, 2020, we issued 75,000 shares of our common stock to Dominion Capital upon the conversion of 15,000 shares of Series A preferred stock with a stated value of $1 per share.

On July 13, 2020, we issued 42,400 shares of our common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to a convertible debenture.

On July 20, 2020, we issued 130,037 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $7,100 of principal pursuant to a convertible debenture.

On July 27, 2020, we issued 154,639 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $6,000 of principal pursuant to a convertible debenture.

On July 29, 2020, we issued 88,333 shares of our common stock to SCS, LLC upon the conversion of $4,000 of principal and $240 of accrued interest pursuant to a convertible debenture.

On August 4, 2020, we issued 153,631 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,500 of principal pursuant to a convertible debenture.

On August 11, 2020, we issued 153,203 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,500 of principal pursuant to a convertible debenture.

On August 11, 2020, we issued 300,000 shares of our common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture.

On August 11, 2020, we issued 300,000 shares of our common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture.

On August 13, 2020, we issued 159,218 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,700 of principal pursuant to a convertible debenture.

On August 17, 2020, we issued 204,447 shares of our common stock to GS Capital Partners, LLC upon the conversion of $6,296 of principal and $512 of accrued interest pursuant to a convertible debenture.

On August 17, 2020, we issued 158,055 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,200 of principal pursuant to a convertible debenture.

On August 20, 2020, we issued 159,509 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,200 of principal pursuant to a convertible debenture.

On August 24, 2020, we issued 236,963 shares of our common stock to Power Up Lending Group LTD. upon the conversion of $5,800 of principal and $1,925 of accrued interest pursuant to a convertible debenture.

On August 24, 2020, we issued 236,602 shares of our common stock to GS Capital Partners, LLC upon the conversion of $7,000 of principal and $580 of accrued interest pursuant to a convertible debenture.

On August 24, 2020, we issued 170,000 shares of our common stock to Crown Bridge Partners upon the conversion of $3,590 of principal and $1,000 of accrued interest pursuant to a convertible debenture.

On August 26, 2020, we issued 170,500 shares of our common stock to Crown Bridge Partners upon the conversion of $3,604 of principal and $1,000 of accrued interest pursuant to a convertible debenture.

On August 27, 2020, we issued 253,656 shares of our common stock to GS Capital Partners, LLC upon the conversion of $7,500 of principal and $626 of accrued interest pursuant to a convertible debenture.

On August 27, 2020, we issued 85,000 shares of our common stock to M2B Funding upon the conversion of 17,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 1, 2020, we issued 150,000 shares of our common stock to Dominion Capital upon the conversion of 30,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 3, 2020, we issued 316,672 shares of our common stock to GS Capital Partners, LLC upon the conversion of $9,350 of principal and $795 of accrued interest pursuant to a convertible debenture.

On September 10, 2020, we issued 142,960 shares of our common stock to Dominion Capital upon the conversion of 28,592 shares of Series A preferred stock with a stated value of $1 per share.

On September 11, 2020, we issued 250,000 shares of our common stock to Crown Bridge Partners upon the conversion of $5,355 of principal and $1,000 of accrued interest pursuant to a convertible debenture.

On September 15, 2020, we issued 333,053 shares of our common stock to GS Capital Partners, LLC upon the conversion of $12,750 of principal and $1,118 of accrued interest pursuant to a convertible debenture.

On September 21, 2020, we issued 300,000 shares of our common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture.

On September 21, 2020, we issued 300,000 shares of our common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture.

On September 23, 2020, we issued 300,000 shares of our common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture.

On September 23, 2020, we issued 300,000 shares of our common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: November 23, 2020	By:	/s/ Roger M. Ponder
Roger M. Ponder
Chief Executive Officer and Principal Financial Officer

