Form 10-K
period 2020-12-31
Spectrum Global Solutions, Inc.
filed 2021-04-01
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53461

SPECTRUM GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0592672
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

980 N. Federal Highway, Suite 304, Boca Raton, Florida	33432	(407) 512-9102
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020 based on the closing sales price of the Common Stock as quoted on the OTC Pink was $459,890. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 26, 2021, there were 21,613,914 shares of registrant’s common stock outstanding.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	the ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations, and financial condition;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	shifts in geographic concentration of our customers, supplies and labor pools and seasonal fluctuations in demand for our services;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

ITEM 1 – BUSINESS

Business Overview

On February 5, 2018, we completed our corporate jurisdiction continuation from the jurisdiction of the Province of British Columbia to the jurisdiction of the State of Nevada in accordance with the Articles of Conversion and the Articles of Incorporation filed with the Nevada Secretary of State. Our principal offices are located at 980 N. Federal Highway, Suite 304, Boca Raton, Florida 33432. Our telephone number is (407) 512-9102. On January 2, 2018, we changed our fiscal year end to December 31.

Our telecommunications and technology division, which was acquired on April 25, 2017, is supported by its subsidiaries: AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”) and ADEX CORP and ADEX Puerto Rico LLC (acquired February 27, 2018) and ADEX Canada (formed in September 2019), (collectively known as “ADEX” or the “ADEX Entities”). The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers. The telecommunication division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace. ADEX is a leading outsource provider of engineering and installation services, professional services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and Enterprise customers. ADEX’s managed solutions diversifies the ability to service customers domestically and internationally throughout the project lifecycle. ADEX customers include many leading wireless and wireline telecommunications providers, cable broadband MSOs and Original Equipment Manufacturers (“OEM”). On a weekly basis, we deploy hundreds of telecommunication professionals in support of its customers. We believe that our global footprint of support is a differentiating factor for national and international-based customers needing a broad range of technical expertise for management of their legacy and next generation networks. Our company seeks to assist our customers throughout the entire life cycle of a network deployment via our comprehensive suite of managed solutions that include Consulting and Professional Staffing services to service providers as well as Enterprise customers, Network Implementation, Network Installation, Network Upgrades, Rebuilds, Design, Engineering and Integration Wireless Network Support, Wireless Network Integration, Wireless and Wireline Equipment Installation & Commissioning, Wireless Site Development & Construction Management, Network Engineering, Project Management, Disaster Recovery design engineering and integration.

We provide the following categories of offerings to our customers:

●	Telecommunications and Technology: We provide a comprehensive technology platform and array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks (ISP/OSP), DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities, government and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand, maintain and decommission existing networks.

●	High Wire Networks, Inc. (“High Wire”), which is under a definitive agreement to merge with us, is a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

As of the date of this report, all but one of the closing conditions of the merger have been satisfied or waived by the parties. The lone remaining closing condition concerns a pending Paycheck Protection Program Loan Forgiveness Application submitted by one of our subsidiaries. Closing the merger after Small Business Administration (SBA) forgiveness prevents a change of control event under SBA rules that would jeopardize the forgiveness and impact our statement of operations for 2021. We submitted our forgiveness application in accordance with Paycheck Protection Program rules and expect forgiveness to be received in the second quarter of 2021.

Our Operating Units

Our company is comprised of the following:

●	The AWS Entities. The AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments. In December 2020 we divested our AW Solutions, Inc subsidiary at a time when it had already begun to wind down operations.

●	The ADEX Entities. The ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally. ADEX seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration.

Our Industry

Advances in technology and communications architectures as well as the robust demand outlook of the telecommunication and technology industry is generating remarkable spending trends at top tier carriers and enterprise customers. Innovative new technologies, rising network utilization and dwindling broadband capacity are fueling the fundamental need for infrastructure expansion. The adoption of next generation technologies, quality of service and network availability will be key drivers in enabling service providers to enjoy continued subscriber growth and market competitiveness.

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support a wind range of wireless protocols including WiMax, LTE and now 5G technologies. These wireless trends combined with the wireline transition from copper to fiber, and its corresponding order of magnitude change in bandwidth, are occurring to satisfy the world’s ever-increasing demand for data, which are significant long term drivers of our business model and continued success. According to iSuppli, 4G Long Term Evolution (LTE) will garner the largest share of wireless infrastructure capital spending through 2019 with 5G enhanced mobile technologies trials commencing in the United States in 2017 and deployment past 2025. This important transition will accelerate migration to the next generation standard that allows for higher capacity, lower latency, and the architecture required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, 5G services and billions of new Internet of Things (IoT) connected devices greatly increases the need to modernize networks to accommodate this new breed of connectivity. This long-term trend is a significant enduring opportunity for companies like ours. The transition from trial-based deployments of 5G to a full nationwide implementation is expected to continue beyond 2025. Necessary investments in supporting infrastructure such as fiber optic backhaul is expected by Deloitte Consulting LLP to require $130-$150 Billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects in the United States alone. It is mission-critical for these providers to deliver broadband capacity, reliably, securely and cost-effectively in a solution that supports the massive for data consumption of emerging applications such as: augmented reality/virtual reality, video streaming, mobile advertising, IoT, self-driving cars, personalized health monitoring and much more. The explosion of devices harnessing distributed mobility will require, innovative approaches like small cell deployments to handle the increased demands on both the wireline and wireless delivery networks.

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

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth in the telecommunications industry segment:

●	Service Provider Relationships: We have established relationships with leading wireless and wireline telecommunications providers, cable broadband MSOs, Original Equipment Manufacturers (OEMs), utility companies, Project Management Organizations (PMOs), enterprise clientele and others.

SAMPLE CUSTOMERS

●	Commercial Operators (Carriers): AT&T, Verizon Communications, T-Mobile/Sprint, Frontier Communications, COX, Open Mobile, Claro

●	Aggregators: Crown Castle, SBA Wireless, Global Tower Partners (GTP), American Tower, Vertical Bridge

●	OEMs: Ericsson, Nokia, Samsung

●	PMOs: MasTec Network Solutions, Ericsson

●	Enterprise/Government: Google, Oracle, Miami Dade County

●	Long-Term Master Service Agreements (MSA) and Contracts: We have MSA’s and agreements with service providers, OEMs and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Global Professional Engineering Talents: Our extensive geographical reach and licensing that covers all US states and territories, majority of Canadian Provinces and select areas in the Caribbean and Pacific Rim coupled with our vast engineering experience and expertise supported by talented staff enables our customers to take advantage of our end-to-end solutions and one-stop full turn-key solution.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting Spectrum Global over our competitors. We believe that our highly skilled professionals with professional licenses consisting of Professional Engineer (PE), Electrical Engineer (EE) and our General Contracting licenses (GC) in the United States, Canada and Caribbean gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Expansion of our recurring revenue streams through increased professional services, software as a services (SaaS) offerings, customer CAPEX to OPEX models, high margin technology leasing models and client cost saving sharing models.

●	Increased value creation through continued expansion of our intellectual property (IP). Drone “Optical Caliper” measuring system.

●	Expansion of our service territory and client base through penetration into the Central and South American, European, African and Asian markets.

●	Our highly experienced management team has deep industry knowledge and brings an average of over 180 years of combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Opportunity exists for sustained growth

●	Operational - U.S., Canada, U.S.-Virgin Islands and Puerto Rico

●	Turnkey deployment solutions

●	Experience in all wireless and wireline technologies

●	Provides services direct to carriers, tower and DAS/Small Cell aggregators, OEM’s, enterprise, technology, Utility Entities and consulting companies

●	Diverse customer base featuring top tier carriers

●	Focused on high growth markets

●	Excellent industry reputation

Our Growth Strategy

●	Under the leadership of our senior management team, we intend to continue to build our operational groups, invest in our sales/account management resources and continue to market our capabilities to support our rapid growth focusing on optimizing our operating margins. While organic growth will be a continued main focus in our telecommunications division to drive our business forward, acquisitions will play a strategic role in augmenting existing product and service lines, expanding geographic reach, diversifying customers and cross-selling opportunities. We are pursuing several strategies, including:

●	Expand Engineering and Telecom Offerings. We are building a company that can manage the existing network infrastructures of the largest domestic and international service providers, utilities, aggregators, Original Equipment Manufacturers (OEM’s) and Project Management Organizations (PMO’s) while delivering a broad range of professional services to meet accelerated demand for these services. We believe the ability to provide such solutions and services is a critical differentiator as we already have relationships for these professional services in place today. Each of our operating units within Spectrum Global intends to continue to expand into additional service offerings.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain more work “in-house” from our clients, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger project and contracts. We believe there are potential acquisition candidates in the somewhat fragmented professional services market and infrastructure arena which would be likely candidates for consolidation opportunities.

●	Aggressively Expand Our Organic Growth Initiatives. Our customers include leading wireless and wireline telecommunications providers, cable broadband MSOs, OEMs, Utility Entities, technology and enterprise customers. As we have expanded the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Providers. We plan to capture and expand new relationships with cable broadband providers, competitive local exchange carriers (CLECs), Fortune 1000 enterprise clients, institutional clients, competitive access providers (CAPs), etc. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Cross Selling and Marketing. We believe that through our acquisitions we will be able to effectively cross sell between business units and enhanced services offerings and gain even greater traction through coordinated and branded marketing indicatives.

Our Services

We are a leading provider of professional services and infrastructure solutions to both the telecommunications and technology industry, utility entities and enterprises sectors. Our engineering, design, construction, installation, maintenance service offerings supported by our professional teams to support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless, wireline, utility and enterprise networks. Our breadth of comprehensive services enables our customers to selectively augment existing services or to outsource entire projects or operational functions. We divide our service offering into Infrastructure and Professional Services.

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

Customers

Our customers include many Fortune 1000 enterprises, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, T-Mobile/Sprint Corporation and AT&T.

During the year ended December 31, 2020, our top four customers, Ericsson, Inc., Frontier Communications, CBM of America, Inc., and Sullivan & Powers, Inc. accounted for approximately 66% of our total revenues. During the year ended December 31, 2019, our top four customers, Ericsson, Inc., AT&T, SAC Wireless, and Frontier Communications accounted for approximately 82% of our total revenues.

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

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law. The telecommunications division has not had any OSHA recordable incidents, lost workdays or fatalities since inception which includes: 2006 through 2020. Our policy is to review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues. We have no Claims in our business related to: workers’ compensation claims, general liability and damage claims, or claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

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

Employees

As of December 31, 2020, we had 156 full-time employees and 2 part-time employees, of whom 25 were in administration and corporate management, 4 were accounting personnel, 5 were sales personnel and 124 are engaged in professional engineering, operations, project managerial and technical roles.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $4,304,782 and $3,490,021 for the years ended December 31, 2020 and 2019, respectively. In addition, we incurred a net loss attributable to common stockholders of $17,710,296 and $6,322,330 for the years ended December 31, 2020 and 2019, respectively. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, continue increase our revenues. We had experienced significant growth in recent years, primarily due to our strategic acquisitions. However, in 2020, due to the COVID-19 pandemic, we saw a decline in revenues. Our total revenues decreased from $25,496,071 in the year ended December 31, 2019 to $18,677,444 in the year ended December 31, 2020. In order to become profitable and maintain our profitability, we must, among other things, increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2020, we had total indebtedness of $7,488,336, consisting of $1,304,420 of convertible debentures, $3,491,380 of loans payable, $577,925 of convertible loans payable to related parties, and $1,914,611 of factor financing. $3,990,286 of this debt is due within the twelve months ending December 31, 2021. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

We intend to continue pursuing growth through the acquisition of companies or assets to expand our product offerings, project skill sets and capabilities, enlarge our geographic markets, and increase critical mass to enable us to bid on larger contracts. However, we may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all. Moreover, any completed acquisition may not result in the intended benefits. For example, while the historical financial and operating performance of an acquisition target are among the criteria we evaluate in determining which acquisition targets we will pursue, there can be no assurance that any business or assets we acquire will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition or results of operations. In addition, any completed acquisition may not result in the intended benefits for other reasons and our acquisitions will involve a number of other risks, including:

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

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 66% and 82% of our revenue in the years ended December 31, 2020 and 2019, respectively. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

During the years ended December 31, 2020 and 2019 we derived approximately 100% of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject us to substantial penalties, civil litigation or criminal prosecution, which could adversely affect our business, financial condition, results of operations and prospects. However, our record to date has had no incidents or losses and we are in full compliance with a 100% safety record.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of the coronavirus and a global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the coronavirus situation closely. As of March 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect our financial condition.

Risks Related to Our Industry

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance.

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules, larger scale to complete projects or prior experience with the customer. Within our markets, we compete with many national, regional, local and international service providers, including Dycom Industries, Inc., Ericsson and Frontier Communications. Price is often the principal factor in determining which service provider is selected by our customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in price to our services, and we may not be able to maintain or enhance our competitive position.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2020, we had 13,188,951 shares of common stock issued and 13,186,880 shares outstanding, of which 31,162 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2020, we also had outstanding $1,882,345 aggregate principal and $267,706 accrued interest of convertible loans payable to related parties and convertible notes that were convertible into 47,988,047 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. Refer to Note 8, Convertible Debentures, to the notes to our consolidated financial statements in this report. For conversions completed between January 1 and March 26, 2021, refer to Note 19, Subsequent Events, to the notes to our consolidated financial statements in this report. As of December 31, 2020, there were also outstanding warrants to purchase an aggregate of 2,401,886 shares of our common stock at a weighted-average exercise price of $79.59 per share and outstanding stock options to purchase 5,000 shares of our common stock at an exercise price of $9.00 per share, all of which warrants and stock options were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located in Boca Raton, Florida. We are occupying our offices under a three-year lease that expires in August 2022 and has current monthly lease payments of $2,851. On September 1, 2021 the payments will increase by 3%.

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

Location	Owned or Leased	User	Size (Sq Ft)
Puerto Rico	Leased (1)	AW Solutions Puerto Rico, LLC	1,575
Boca Raton, FL	Leased (2)	Spectrum Global Solutions, Inc.	1,282
Miami, FL	Leased (3)	Tropical Communications, Inc.	3,400
Alpharetta, GA	Leased (4)	ADEX Corporation	4,800

(1)	This facility is leased on a month to month basis and provides for monthly payments of $1,500.

(2)	This facility is leased pursuant to a three-year lease that expires in August 2022 and provides for monthly base rental payments of $2,851, with a 3% increase beginning on September 1, 2021.

(3)	This facility is leased on a month to month basis and provides for monthly base rental payments of $3,792.

(4)	This facility is leased pursuant to a four-year lease which expires in April 2023 and provides for monthly lease payments of $4,880, with 3% increases annually on June 1 beginning in 2020.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently available for quotation on the OTC QB market under the symbol “SGSI”.

On March 26, 2021, the closing sale price of our common stock, as reported by OTC Markets, was $0.33 per share. On March 26, 2021, there were 67 holders of record of our common stock and 21,613,914 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

In the fourth quarter of 2020, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On October 5, 2020, we issued 255,000 shares of our common stock to Crown Bridge Partners upon the conversion of $5,324 of principal and $1,000 of accrued interest pursuant to a convertible debenture.

On October 7, 2020, we issued 458,809 shares of our common stock to GS Capital Partners, LLC upon the conversion of $12,200 of principal and $1,129 of accrued interest pursuant to a convertible debenture.

On October 14, 2020, we issued 507,518 shares of our common stock to GS Capital Partners, LLC upon the conversion of $13,000 of principal and $1,222 of accrued interest pursuant to a convertible debenture.

On October 27, 2020, we issued 274,219 shares of our common stock to GS Capital Partners, LLC upon the conversion of $7,000 of principal and $678 of accrued interest pursuant to a convertible debenture.

On November 3, 2020, we issued 502,869 shares of our common stock to GS Capital Partners, LLC upon the conversion of $10,350 of principal and $844 of accrued interest pursuant to a convertible debenture.

On November 23, 2020, we issued 516,128 shares of our common stock to GS Capital Partners, LLC upon the conversion of $10,000 of principal and $859 of accrued interest pursuant to a convertible debenture.

On December 7, 2020, we issued 553,818 shares of our common stock to GS Capital Partners, LLC upon the conversion of $10,700 of principal and $952 of accrued interest pursuant to a convertible debenture.

On December 18, 2020, we issued 642,000 shares of our common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture.

On December 21, 2020, we issued 565,834 shares of our common stock to GS Capital Partners, LLC upon the conversion of $16,950 of principal and $1,560 of accrued interest pursuant to a convertible debenture.

On December 31, 2020, we issued 551,562 shares of our common stock to GS Capital Partners, LLC upon the conversion of $20,500 of principal and $1,932 of accrued interest pursuant to a convertible debenture.

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

Business Overview

Telecommunications

Telecommunications providers, technology and enterprise customers continue to seek and outsource solutions in order to reduce their investment in capital equipment, provide flexibility in workforce sizing and expand product offerings without large increases in incremental hiring. As a result, we believe there is significant opportunity to expand both our United States and international telecommunications solutions services and staffing services capabilities. As we continue to expand our presence in the marketplace, we will target those customers going through new network deployments and wireless service upgrades.

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

Our Ability to Expand Internationally

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

Liquidity

Management believes that there is substantial doubt about our ability to continue as a going concern. Management believes that our available cash balance as of the date of this filing will not be sufficient to fund our anticipated level of operations for at least the next 12 months. Our ability to continue operations depends on our ability to sustain and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. For the year ended December 31, 2020 we were unable to achieve positive cash flow from operations. Management expects to finance future cash needs from the results of operations and, depending on the results of operations, we may need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever.

During the years ended December 31, 2020 and 2019, we suffered recurring losses from operations. At December 31, 2020 and 2019, we had a stockholders’ deficit of $10,112,640 and $5,439,836, respectively. At December 31, 2020, we had a working capital deficit of $6,115,451, as compared to a working capital deficit of $9,790,032 at December 31, 2019.

On, or prior to March 31, 2022, we have obligations relating to the payment of indebtedness on loans payable and convertible debentures of $357,876 and $1,581,763, respectively. We anticipate meeting our cash obligations on indebtedness that is payable on or prior to March 31, 2022 from results of operations and from the proceeds of additional indebtedness or equity raises. If we are not successful in obtaining additional financing when required, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our remaining debt obligations as they become due, although there can be no assurance that we will be able to do so.

Our future capital requirements for operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of operations. Management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations, including the reduction of certain general and administrative expenses, consulting expenses and other professional services fees. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches then-current revenue and expense levels. We are evaluating other measures to further improve our liquidity, including the sale of certain operating assets or businesses, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. Management believes that these actions will enable us to meet our liquidity requirements through March 31, 2022. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations over the next 12 months.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of our company and our subsidiaries, the ADEX Entities, AWS PR, and Tropical. All subsidiaries are wholly-owned. During the year ended December 31, 2020, we sold our AWS and TNS subsidiaries. The operations of AWS and TNS (from the date of acquisition, January 4, 2019) have been included as discontinued operations in the accompanying financial statements. All inter-company balances and transactions have been eliminated.

Reverse Stock Split

On April 14, 2020, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the state of Nevada to effect a 1-for-300 reverse stock split with respect to the outstanding shares of our common stock. The Certificate of Amendment became effective on April 14, 2020 with the state of Nevada, and on April 20, 2020, Financial Industry Regulatory Authority, Inc. (FINRA) made the announcement of the reverse stock split.

The reverse stock split was previously approved by our board of directors and the majority of our stockholders. The reverse stock split was deemed effective at the open of business on April 21, 2020. As a result of the reverse stock split, every three hundred (300) shares of outstanding common stock of our company as of April 14, 2020 were converted into one (1) share of common stock. Fractional shares resulting from the reverse stock split were rounded up to the next whole number.

All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-300 reverse stock split. There was no change to the number of authorized shares of common stock or preferred stock of our company as a result of the reverse stock split. The par value of our common stock was unchanged at $0.00001 per share post-split.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We record unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. We maintain an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2020 and 2019 was $38,881 and $440,486, respectively.

Property and Equipment

Property and equipment are stated at cost. We depreciate the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis

 Goodwill

Goodwill was initially generated through the acquisitions of the AWS Entities in 2017, the ADEX Entities in 2018, and TNS in 2019, as the total consideration paid exceeded the fair value of the net assets acquired.

We perform our annual impairment test on December 31st at the reporting unit level, which is consistent with our operating segments. Our reportable segment is infrastructure and professional services. Infrastructure and professional services comprised of the ADEX Entities, AWS PR, and Tropical. These reporting units are aggregated to form one (1) operating segment and one (1) reportable segment for financial reporting. These reporting units are three (3) reportable segments for the evaluation of goodwill for impairment. As our business evolves and the acquired entities continue to be integrated, our operating segments may change. This may require us to reassess how goodwill at our reporting units are evaluated for impairment.

We perform the impairment testing at least annually or at other times if we believe that it is more likely than not that there may be an impairment to the carrying value of our goodwill. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss, if any.

We consider the results of an income approach and a market approach in determining the fair value of the reportable units. We evaluated the forecasted revenue using a discounted cash flow model for each of the reporting units. We also noted no unusual cost factors that would impact operations based on the nature of the working capital requirements of the components comprising the reportable units. Current operating results, including any losses, are evaluated by us in the assessment of goodwill. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Key assumptions used in the income approach in evaluating goodwill are forecasts for each of the reporting unit revenue growth rates along with forecasted discounted free cash flows for each reporting unit, aggregated into each reporting segment. For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

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

Events that could cause the risk for impairment to increase are the loss of a major customer or group of customers, the loss of key personnel and changes to current legislation that may impact our industry or its customers’ industries. There were no impairment charges during the year ended December 31, 2019.

During the year ended December 31, 2020, we sold our TNS and AWS subsidiaries. In connection with the sales, the Company tested its goodwill for impairment. The Company completed a recoverability test as there were indicators of impairment and determined that the value was recoverable. As such, no impairment was recorded for the year ended December 31, 2020.

Intangible Assets

At December 31, 2020 and 2019, definite-lived intangible assets primarily consist of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the year ended December 31, 2019.

During the year ended December 31, 2020, we sold our TNS and AWS subsidiaries. In connection with the sales, the Company tested its intangible assets for impairment. The Company completed a recoverability test as there were indicators of impairment and determined that the value was recoverable. As such, no impairment was recorded for the year ended December 31, 2020.

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

We conduct business, and file federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. We determine our filing obligations in a jurisdiction in accordance with existing statutory and case law. We may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2020. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of our company’s, or our subsidiaries’, income tax returns for the open taxation years noted above.

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

We received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of December 31, 2020 was $156,711 plus penalties and interest of $129,967 for a total obligation due of $286,678. The amount due as of December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. This tax assessment is included in accrued expenses at December 31, 2020 and 2019.

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

Revenue Service Types

The following is a description of our revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where we deliver distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where we may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Year Ended December 31, 2020	Year Ended December 31, 2019
Professional Services	$17,167,905	$19,452,318
Construction	1,509,539	6,043,753
Total	$18,677,444	$25,496,071

Revenue by contract duration	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term	$79,279	$8,821
Long-term	18,598,165	25,487,250
Total	$18,677,444	$25,496,071

Revenue by contract type	Year Ended December 31, 2020	Year Ended December 31, 2019
Unit-price	$377,065	$4,625,229
Fixed-price	$1,132,474	$1,418,524
Time-and-materials	17,167,905	19,452,318
Total	$18,677,444	$25,496,071

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

Contract Assets and Liabilities

Contract assets include unbilled amounts for costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At December 31, 2020 and 2019, contract assets totaled $167,649 and $293,209, respectively.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At December 31, 2020 and 2019, contract liabilities totaled $287,775 and $355,988, respectively.

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

Loss Per Share

We compute loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, respectively, we had 53,429,108 and 286,736 common stock equivalents outstanding.

Leases

We adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) on January 1, 2019.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we uses our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of our lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

We recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities, Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. We have elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. We adopted this standard on January 1, 2020. The adoption of this standard did not materially impact our consolidated financial statements and related disclosures.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or result of operations.

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

We provide credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2020, three customers accounted for 31%, 21%, and 10%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 34%, 20%, and 3%, respectively, of trade accounts receivable as of December 31, 2020. For the year ended December 31, 2019, four customers accounted for 37%, 19%, 14%, and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 57%, 2%, 1%, and 9%, respectively, of trade accounts receivable as of December 31, 2019.

Our customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 93% of consolidated revenues for the year ended December 31, 2020. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 7% of consolidated revenues for the year ended December 31, 2020. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the year ended December 31, 2019. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 6% of consolidated revenues for the year ended December 31, 2019.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019, consisted of the following:

	Total fair value at December 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$3,390,504	$-	$-	$3,390,504

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$992,733	$-	$-	$992,733

(1)	We have estimated the fair value of these derivatives using the Monte-Carlo model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Derivative Liabilities

We account for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. We use estimates of fair value to value our derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. We categorize our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2020 and 2019, we had a derivative liability of $3,390,504 and $992,733, respectively.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2020 and 2019.

Our operating results for the years ended December 31, 2020 and 2019 are summarized as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Statement of Operations Data:

Revenues	$18,677,444	$25,496,071
Operating expenses	22,982,226	28,986,092
Loss from continuing operations before taxes	(4,304,782)	(3,490,021)
Total other expense	(6,086,715)	(1,266,278)
Provision for income taxes	1,908	204,231
Loss on discontinued operations, net of tax	(7,316,891)	(873,728)
Net loss attributable to common stockholders	(17,710,296)	(6,322,330)
Net loss per share, basic and diluted	(3.92)	(52.98)
Weighted average common shares outstanding, basic and diluted	4,521,290	119,344

Our significant balances sheet accounts as of December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Balance Sheet Data:

Cash	$580,800	$375,141
Accounts receivable, net	2,481,124	3,860,623
Total current assets	3,242,598	6,297,881
Goodwill and intangible assets, net	953,791	1,004,767
Total assets	4,327,392	12,168,819

Total current liabilities	9,358,049	16,087,913
Total long-term liabilities	3,860,050	28,324
Mezzanine equity	1,221,933	1,492,418
Stockholders' deficit	$(10,112,640)	$(5,439,836)

Revenue

Our revenue decreased from $25,496,071 for the year ended December 31, 2019 to $18,677,444 for the year ended December 31, 2020. The decrease is primarily related to a $7,641,749 decrease in sales for our ADEX subsidiary. ADEX’s three largest customers in 2019 combined for revenues of $17,822,102. These customers accounted for revenues of $10,269,128 in 2020. This decrease was partially offset by an increase for one ADEX customer of $1,539,167, with sales of $1,923,203 in 2020 compared to sales of $384,036 is 2019. We also saw the addition of new customers in 2020 that did not have revenue in 2019.

Additionally, our operations, as well as the operations of many of our customers, were impacted by the ongoing COVID-19 pandemic, which negatively impacted our revenues for 2020. We anticipate that as the COVID-19 restrictions are removed, revenues should begin to increase.

If the High Wire transaction as proposed closes, we anticipate significantly higher revenues in 2021 and beyond.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements, and typically have multiple agreements with each of our customers. Master Service Agreements (MSAs) generally contain customer-specified service requirements, such as discreet pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally three to four months in duration. The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts.

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

Our cost of revenues decreased from $22,193,114 for the year ended December 31, 2019 to $15,403,987 for the year ended December 31, 2020. The decrease was primarily related to the decrease in revenues discussed above.

If the High Wire transaction as proposed closes, we anticipate significantly higher cost of revenues in 2021 and beyond.

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

General and administrative costs were $3,266,994 for the year ended December 31, 2020 compared to $3,172,708 for the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to an increase in general and administrative costs for our ADEX subsidiary of $538,861, including factoring fees of $323,919 related to our factor financing, which is new for 2020.

We anticipate replacing the factor financing with traditional financing in 2021. Additionally, if the High Wire transaction as proposed closes, we anticipate higher general and administrative costs in 2021 and beyond. We expect general and administrative costs as a percentage of revenue to be lower than in 2020.

Salaries and Wages Expenses

Salaries and wages were $4,256,997 for the year ended December 31, 2020 compared to $3,567,574 for the year ended December 31, 2019. The increase during the year ended December 31, 2020 was primarily due to stock compensation expense, which increased from $622,739 to $1,897,423 in 2020 compared to $1,274,694 in 2019. Stock compensation increased due to a decision in 2020 to fully vest all unvested RSUs.

Net Income (Loss)

Our net loss attributable to common stockholders increased from $6,322,330 for the year ended December 31, 2019 to $17,710,296 for the year ended December 31, 2020. As of December 31, 2020, our stockholders’ deficit was $10,112,640.

Accounts Receivable

We had accounts receivable, net of allowance for doubtful accounts at December 31, 2020 and 2019 of $2,481,124 and $3,860,623, respectively. The decrease in accounts receivable was a result of decreased revenues in the final quarter of 2020 compared to the same period of 2019.

Capital expenditures

We had capital expenditures of $7,760 and $7,759 for the years ended December 31, 2020 and 2019, respectively. We expect to fund capital expenditures for the 12 months ended December 31, 2021 out of our working capital.

Income Taxes

As of December 31, 2020, we had federal net operating loss carryforwards (“NOL’s”) of $24,474,264 that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

We have not completed a study to assess whether ownership change has occurred as a result of our acquisition of AWS and related issuance of shares. However, as a result of the issuance of common shares in 2017, we believe an ownership change under Sec. 382 may have occurred. As a result of this ownership change, certain of our net operating loss, capital loss and credit carryforwards will expire prior to full utilization. Additionally, further share issuances such as the shares issuances to InterCloud Systems, Inc. and other convertible debt transactions may result in additional ownership changes.

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

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2020, there was no accrued interest and penalties related to uncertain tax positions.

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

Liquidity and Financial Condition

As of December 31, 2020, our total current assets were $3,242,598 and our total current liabilities were $9,358,049, resulting in a working capital deficit of $6,115,451 compared to working capital deficit of $9,790,032 as of December 31, 2019.

We have suffered recurring losses from operations. The continuation of our company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(454,814)	$(2,275,364)
Net cash used in investing activities	$(986,155)	$(1,011,415)
Net cash provided by financing activities	$1,646,628	$3,076,721
Change in cash	$205,659	$(210,058)

The increase in cash that we experienced during the year ended December 31, 2020 as compared to the decrease in cash during the year ended December 31, 2019 was primarily a result of a decrease in cash used in operating activities in 2020 compared to 2019. This was partially offset by a decrease is cash provided by financing activities in 2020 compared to 2019. We have not been able to reach the break-even point since our inception and have had to rely on raising capital. We anticipate generating increased revenues over the next year. Over the next 12 months, we anticipate raising additional funds, and we plan to primarily concentrate on our telecommunications business and associated projects along with our anticipated merger with High Wire.

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

Indebtedness

As of December 31, 2020, the outstanding balances of convertible loans payable to related parties, loans payable, convertible debentures and factor financing were $577,925, $3,452,506, $1,002,463 and $1,914,611, respectively, net of debt discounts of $0, $38,874 and $301,957, respectively.

The total outstanding principal balance per the loan agreements and factor financing due to our debt holders was $7,488,336 at December 31, 2020. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Loans Payable to Related Parties

At December 31, 2020 and 2019, we had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2020	2019
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022	$554,031	$-
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022	23,894	-
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	-	18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	-	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, due on demand	-	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	-	80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	-	170,000
Loan with WaveTech GmbH, 8% interest, due on demand	-	3,000,000
Total	$577,925	$3,483,858

Additional information on our loans payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Loans Payable

As of December 31, 2020 and 2019, loans payable consisted of the following:

	December 31,	December 31,
	2020	2019
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures April 16, 2021, net of debt discount of $1,072 and $31,365	18,334	94,928
Future receivables financing agreement with Cedar Advance Funding, non-interest bearing, matures April 27, 2021, net of debt discount of $37,807	160,390	-
CARES Act Loans	2,920,125	-
Future receivables financing agreement with RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $79,087	-	237,319
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180	-	2,973,458
Future receivables financing agreement with C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	-	136,424
Total	$3,452,506	$3,795,786
Less: Long-term portion of loans payable	(2,920,125)	-
Loans payable, current portion, net of debt discount	$532,381	$3,795,786

Additional information on our loans payable is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Convertible Debentures

At December 31, 2020 and 2019, we had outstanding the following convertible debentures:

	December 31,	December 31,
	2020	2019
Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019	$594,362	$594,362
Convertible promissory note, SCS, LLC, 24% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $0 and $13,005	51,788	38,025
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $0 and $23,986	54,500	99,014
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matured November 21, 2020, net of debt discount of $0 and $58,648	39,328	16,352
Convertible promissory note, Efrat Investments LLC, 10% interest, secured, matures October 5, 2021, net of debt discount of $132,000	-	-
Convertible promissory note, SCS, LLC, 12% interest, secured, matures December 30, 2021	257,442	-
Convertible promissory note, SCS, LLC, 10% interest, secured, matures December 31, 2021, net of debt discount of $169,957	5,043	-
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $0 and 105,752	-	1,461,265
Convertible promissory note, Michael Roeske, 24% interest, unsecured, due on demand, net of debt discount of $0 and $3,512	-	112,488
Convertible promissory note, Joel Raven, 24% interest, unsecured, due on demand, net of debt discount of $0 and $8,658	-	355,342
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $24,819	-	98,181
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $113,674	-	34,326
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $53,051	-	15,449
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $45,125	-	12,875
Total	1,002,463	2,837,679
Less: Long-term portion of convertible debentures, net of debt discount	-	(28,324)
Convertible debentures, current portion, net of debt discount	$1,002,463	$2,809,355

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Mark W. Porter	Chief Executive Officer	48	March 1, 2021
Roger M. Ponder	Chairman of the Board and Former Chief Executive Officer	68	June 6, 2017
Keith W. Hayter	President and Director	56	June 6, 2017

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

Mark W. Porter, Chief Executive Officer

Mr. Porter, age 48, was appointed our Chief Executive Officer on March 1, 2021. Since January 2001, Mr. Porter has been President and Chief Executive Officer of HWN, Inc. (“High Wire Networks”). With over two decades of technology industry experience, Mr. Porter is a channel veteran with extensive experience in pioneering new and more innovative ways to deliver professional and managed services. Mr. Porter does not currently hold any shares of our common stock.

Roger M. Ponder, Former Chief Executive Officer and Chairman of the Board

Mr. Ponder, age 68, has served as a director of our company since April 2017. On March 1, 2021, Mr. Ponder resigned from his position as Chief Executive Officer. Mr. Ponder was the President and Chief Executive Officer of Summit Capital Advisors LLC and Summit Broadband LLC, a provider of consulting services to private equity and institutional banking entities in the telecommunications, cable and media/internet sectors, since August 2009. Mr. Ponder prior served as Chief Operating Officer of InterCloud Systems, Inc. from November 2012 to March 2015. From January 2005 to August 2009, he was the President - Midwest/Kansas City Division of Time Warner Cable. Mr. Ponder was a member of the United Way Board of Trustees - Kansas City from January 2006 to January 2011. Mr. Ponder received his B.S. from Rollins College in Business Administration and Economics. Mr. Ponder brings extensive business development, strategic planning and operational experience to our company.

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

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 14,062 shares of our common stock.

During 2020, Mr. Ponder agreed to receive less cash compensation than stated in his employment agreement. The difference was recorded in accounts payable and accrued expenses as of December 31, 2020. During March 2021, options to purchase our common stock were issued to Mr. Ponder to settle the amounts due.

Keith W. Hayter, President and Director

On June 6, 2017, the Board appointed Keith W. Hayter to serve as President of our company, effective immediately. Mr. Hayter, age 56, has served as a director of our company since April 2017. Mr. Hayter has served as the Chief Executive Officer and President of AW Solutions Inc. and AW Solutions Puerto Rico LLC since 2006. Mr. Hayter attended Platt College, the City and Guilds Institute and the City and East London College. Mr. Hayter brings extensive multi-national experience in the start-up, development and management in the telecommunication and construction industry.

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

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 13,877 shares of our common stock.

During 2019 and 2020, Mr. Hayter agreed to receive less cash compensation than stated in his employment agreement. The difference was recorded in accounts payable and accrued expenses as of December 31, 2020. During March 2021, options to purchase our common stock were issued to Mr. Hayter to settle the amounts due.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 980 N. Federal Highway, Suite 304, Boca Raton, Florida, 33432.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2020 and 2019.

								Changes in
								Pension Value and
							Non-Equity	Non-Qualified
							Incentive	Deferred	All
					Stock	Option	Plan	Compensation	Other
Name and Principal	Fiscal	Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
Roger M. Ponder	2020	164,526	(a)	—	—	—	—	—	—		164,526
Former Chief Executive Officer	2019	317,500		—	79,200	—	—	—	6,000	(c)	402,700
Keith W. Hayter	2020	137,904	(b)	—	—	—	—	—	—		137,904
President	2019	327,500		—	75,600	—	—	—	6,000	(c)	409,100

(a)	As of December 31, 2020, there was an accrual of $185,474 related to Mr. Ponder’s 2020 salary base salary. This amount was included in accounts payable and accrued liabilities on the consolidated balance sheet.

(b)	As of December 31, 2020, there was an accrual of $202,096 related to Mr. Hayter’s 2020 base salary. This amount was included in accounts payable and accrued liabilities on the consolidated balance sheet.

(c)	This amount represents a car allowance.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by the named executive officers as of December 31, 2020.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Roger M. Ponder employment agreement

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

In addition, Mr. Ponder is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Ponder’s base salary for that fiscal year. Mr. Ponder was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Ponder currently holds 14,062 shares of our common stock.

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

During 2020, Mr. Ponder agreed to receive less cash compensation than stated in his employment agreement. The difference was recorded in accounts payable and accrued expenses as of December 31, 2020. During March 2021, options to purchase our common stock were issued to Mr. Ponder to settle the amounts due.

On March 1, 2021, Mr. Ponder resigned from his position as Chief Executive Officer. Mr. Ponder remains the Chairman of our Board of Directors and the remainder of his employment agreement is unchanged.

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

In addition, Mr. Hayter is entitled to receive annual incentive (bonus) compensation as the Board shall determine. His target bonus is equal to 60% of Mr. Hayter’s base salary for that fiscal year. Mr. Hayter was also granted a stock option to purchase shares of our common stock as determined by the Board under our Performance Incentive Plan, to participate in various employee benefit plans and to be reimbursed for out-of-pocket expenses. Mr. Hayter currently holds 13,877 shares of our common stock.

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

During 2019 and 2020, Mr. Hayter agreed to receive less cash compensation than stated in his employment agreement. The difference was recorded in accounts payable and accrued expenses as of December 31, 2020. During March 2021, options to purchase our common stock were issued to Mr. Hayter to settle the amounts due.

Director Compensation

There was no director compensation during the years ended December 31, 2020 and 2019.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2021:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

Name of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Common Stock (2)
Roger M. Ponder	Common Stock	14,062	0.07%
Keith W. Hayter	Common Stock	13,877	0.06%
Officers, Directors and 5% or Greater Owners as a Group	Common Stock	27,939	0.13%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 21,613,914 shares of common stock issued and outstanding as of March 26, 2021.

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

Sales to WaveTech GmbH

 During the year ended December 31, 2020 our ADEX subsidiary made sales to WaveTech GmbH totaling $193,573.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended
	December 31,
	2020	2019

Sadler, Gibb & Associates, LLC
Audit Fees	$93,500	$96,500
Audit-Related Fees	-	30,000
Tax Fees	-	-
All Other Fees	-	-
Total	$93,500	$126,500

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

None.

SPECTRUM GLOBAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Spectrum Global Solutions Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectrum Global Solutions Inc. ("the Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital, which creates substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry economic conditions, the Company tested its long-lived assets during the year ended December 31, 2020. The first step of the long-lived asset impairment review is a recoverability test based upon projected future undiscounted cash flows.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the undiscounted cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value estimate.

●	Evaluating the appropriateness of the undiscounted cash flow model used by management.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions used by management related to revenues, gross margin, operating expenses, and long term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2020. The Company utilized a third-party valuation specialist to assist in the preparation of the goodwill impairment test for this reporting unit. The Company primarily used a discounted cash flow income method to estimate the fair value of the reporting unit.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value of the reporting unit.

●	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, gross margin, operating expenses, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model.

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 10 of the financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized either Monte Carlo Simulation models or Black Scholes option pricing models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments. These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.

●	We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific derivative instrument.

●	We tested the reasonableness of the assumptions used by the Company in the Monte Carlo and Black Scholes models, including exercise price, term, expected volatility, and risk-free interest rate.

●	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.

●	We developed an independent expectation for comparison to the Company's estimate, which included developing our own valuation model and assumptions.

●	We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Note 10, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2014.

Draper, UT

April 1, 2021

SPECTRUM GLOBAL SOLUTIONS, INC.
Consolidated balance sheets

	December 31,
	2020	2019
ASSETS

Current assets:
Cash	$580,800	$375,141
Accounts receivable, net of allowances of $38,881 and $440,486, respectively	2,481,124	3,860,623
Contract assets	167,649	293,209
Prepaid expenses and deposits	13,025	19,130
Current assets of discontinued operations	-	1,749,778
Total current assets	3,242,598	6,297,881

Property and equipment, net of accumulated depreciation of $283,489 and $280,217, respectively	14,186	9,698
Goodwill	331,223	331,223
Customer lists, net of accumulated amortization of $89,386 and $57,838, respectively	46,614	78,162
Tradenames, net accumulated amortization of $55,046 and $35,618, respectively	575,954	595,382
Operating lease right-of-use assets	116,817	98,361
Non-current assets of discontinued operations	-	4,758,112
Total assets	$4,327,392	$12,168,819

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,369,477	$2,736,739
Contract liabilities	287,775	355,988
Loans payable to related parties, current portion	-	3,483,858
Loans payable, current portion, net of debt discount of $38,874 and $280,174, respectively	532,381	3,795,786
Convertible debentures, current portion, net of discount of $301,957 and $352,055, respectively	1,002,463	2,809,355
Factor financing	1,914,611	-
Derivative liabilities, current portion	3,028,504	992,733
Warrant liability	100,000	100,000
Operating lease liabilities	122,838	100,421
Current liabilities of discontinued operations	-	1,713,033
Total current liabilities	9,358,049	16,087,913

Long-term liabilities:
Convertible loans payable to related parties	577,925	-
Loans payable, net of current portion	2,920,125	-
Derivative liabilities, net of current portion	362,000	-
Convertible debentures, net of current portion, net of debt discount of $0 and $98,176, respectively	-	28,324
Total long-term liabilities	3,860,050	28,324

Total liabilities	13,218,099	16,116,237

Commitments and contingencies	-	-

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 606,835 and 829,427 outstanding as of December 31, 2020 and 2019, respectively	737,403	1,007,888
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2020 and 2019, respectively	484,530	484,530
Total mezzanine equity	1,221,933	1,492,418

Stockholders' deficit:
Common stock; $0.00001 par value; 750,000,000 shares authorized; 13,188,951 and 195,715 issued and 13,186,880 and 193,644 outstanding as of December 31, 2020 and 2019, respectively	132	2
Additional paid-in capital	38,292,653	25,255,291
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(48,202,731)	(30,492,435)
Total stockholders' deficit	(10,112,640)	(5,439,836)

Total liabilities and stockholders’ deficit	$4,327,392	$12,168,819

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.
Consolidated statements of operations

	For the years ended
	December 31,
	2020	2019

Revenue	$18,677,444	$25,496,071

Operating expenses:
Cost of revenues	15,403,987	22,193,114
Depreciation and amortization	54,248	52,696
Salaries and wages	4,256,997	3,567,574
General and administrative	3,266,994	3,172,708
Total operating expenses	22,982,226	28,986,092

Loss from operations	(4,304,782)	(3,490,021)

Other (expenses) income:
(Loss) gain on settlement of debt	(2,623,379)	267,282
Amortization of discounts on convertible debentures and loans payable	(651,129)	(1,560,657)
Loss (gain) on change in fair value of derivatives	(662,968)	1,843,935
Default and debt extension fees	(120,903)	-
Foreign exchange loss	(3,991)	(10,022)
Loss on fair value of additional shares	(177,746)	-
Loss on return of common stock	(194,732)	-
Initial derivative expense	(594,803)	(116,638)
Interest expense	(1,057,064)	(1,690,178)
Total other expense	(6,086,715)	(1,266,278)

Loss from continuing operations before taxes	(10,391,497)	(4,756,299)

Provision for income taxes	1,908	204,231

Net loss from continuing operations	(10,393,405)	(4,960,530)

Net loss from discontinued operations, net of tax	(7,316,891)	(873,728)

Net loss attributable to Spectrum Global Solutions, Inc.	(17,710,296)	(5,834,258)

Less: deemed dividend - Series A preferred stock modification	-	(488,072)

Net loss attributable to Spectrum Global Solutions, Inc. common shareholders	$(17,710,296)	$(6,322,330)

Loss per share attributable to Spectrum Global Solutions, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(2.30)	$(45.65)
Net loss on discontinued operations, net of taxes	$(1.62)	$(7.32)
Net loss per share	$(3.92)	$(52.98)

Weighted average common shares outstanding, basic and diluted:	4,521,290	119,344

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.
Consolidated statements of stockholder’s deficit

	For the year ended December 31, 2020
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2020	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	171,112	2	53,465	-	-	-	53,467
Issuance of common stock to CCAG Investments upon execution of convertible debenture agreements	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to FJ Vulis upon execution of convertible debenture agreements	9,755	-	51,500	-	-	-	51,500
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	537,406	6	217,012	-	-	-	217,018
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	5,590,167	56	1,316,592	-	-	-	1,316,648
Issuance of common stock to Power Up Lending upon conversion of convertible debentures	2,246,990	22	666,639	-	-	-	666,661
Issuance of common stock to SCS, LLC upon conversion of a convertible debenture	154,288	1	19,732	-	-	-	19,733
Issuance of common stock to Crown Bridge Partners upon conversion of a convertible debenture	980,500	10	143,291	-	-	-	143,301
Common stock issued for related party receivable from WaveTech GmbH debt assumption	1,082,731	11	8,507,546	-	-	-	8,507,557
Issuance of common stock to CCAG Investments based on terms of a convertible debenture	1,542,000	15	109,690	-	-	-	109,705
Issuance of common stock to FJ Vulis based on terms of a convertible debenture	900,000	9	68,031	-	-	-	68,040
Shares returned by GS Capital Partners and canceled	(226,800)	(2)	(20,002)	-	-	-	(20,004)
Shares returned by Raven and Roeske and canceled	(4,668)	-	(359)	-	-	-	(359)
Stock-based compensation	-	-	1,852,725	-	-	-	1,852,725
Net loss for the period	-	-	-	-	-	(17,710,296)	(17,710,296)

Ending balance, December 31, 2020	13,188,951	$132	$38,292,653	$74,742	$(277,436)	$(48,202,731)	$(10,112,640)

	For the year ended December 31, 2019
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2019	25,703	$-	$18,681,467	$74,742	$(277,436)	$(24,170,105)	$(5,691,332)

Issuance of common stock to Dominion Capital	3,104	-	36,454	-	-	-	36,454
Issuance of common stock to InterCloud Systems	121,019	2	3,381,839	-	-	-	3,381,841
Issuance of common stock to M2B Funding	4,448	-	48,608	-	-	-	48,608
Issuance of common stock to MZ Group for services	2,778	-	37,500	-	-	-	37,500
Issuance of common stock to RDW Capital	4,126	-	304,028	-	-	-	304,028
Issuance of common stock to Silverback Capital	7,700	-	207,052	-	-	-	207,052
Issuance of common stock to Virtual Capital	13,239	-	698,921	-	-	-	698,921
Issuance of common stock to employees pursuant to the conversions of convertible debt	4,667	-	308,000	-	-	-	308,000
Impact of Dominion Capital beneficial conversion feature	-	-	314,228	-	-	-	314,228
Stock-based compensation	9,565	-	1,237,194	-	-	-	1,237,194
Cancellation of shares for services	(634)	-	-	-	-	-	-
Deemed dividend - Series A preferred stock modification	-	-	-	-	-	(488,072)	(488,072)
Net loss for the period	-	-	-	-	-	(5,834,258)	(5,834,258)

Ending balance, December 31, 2019	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Consolidated statements of cash flows

	For the years ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(17,710,296)	$(5,834,258)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on change in fair value of derivative liability	662,968	(1,843,935)
Amortization of discounts on convertible debentures and notes payable	651,129	1,560,657
Depreciation and amortization	54,248	52,696
Amortization of operating right of use assets	51,567	148,215
Amortization of operating right of use liabilities	(50,513)	(143,248)
Stock-based compensation	1,852,725	1,274,694
Loss (gain) on settlement of debt	2,623,379	(267,282)
Initial derivative expense	594,803	116,638
Default and debt extension fees	120,903	-
Loss on return of shares	194,732	-
Loss on fair value of additional shares	177,746	-
Foreign exchange loss	-	10,022
Changes in operating assets and liabilities:
Accounts receivable	1,386,583	1,170,569
Contract assets	125,559	1,629,708
Prepaid expenses and deposits	6,105	5,081
Other assets	-	669,641
Accounts payable and accrued liabilities	129,099	(860,626)
Contract liabilities	(68,213)	84,200
Net cash used in operating activities of continuing operations	(9,197,476)	(2,227,228)
Net cash provided by (used in) operating activities of discontinued operations	8,742,662	(48,136)
Net cash used in operating activities	(454,814)	(2,275,364)

Cash flows from investing activities:
Purchases of equipment	(7,760)	(7,759)
Net cash used in investing activities of continuing operations	(7,760)	(7,759)
Net cash used in investing activities of discontinued operations	(978,395)	(1,003,656)
Net cash used in investing activities	(986,155)	(1,011,415)

Cash flows from financing activities:
Proceeds from loans payable	6,207,315	28,656,567
Repayments of loans payable	(6,836,492)	(28,795,279)
Proceeds from loans payable to related parties	319,972	3,159,978
Repayments of loans payable to related parties	-	(112,724)
Proceeds from convertible notes	611,000	534,500
Repayments of convertible notes	(1,360,836)	(366,321)
Proceeds from factor financing	16,563,092	-
Repayments of factor financing	(14,648,481)	-
Net cash provided by financing activities of continuing operations	855,570	3,076,721
Net cash provided by financing activities of discontinued operations	791,058	-
Net cash provided by financing activities	1,646,628	3,076,721

Net increase (decrease) in cash	205,659	(210,058)

Cash, beginning of period	375,141	585,199

Cash, end of period	$580,800	$375,141

Supplemental disclosures of cash flow information:
Cash paid for interest	$394,830	$374,737
Cash paid for income taxes	$14,900	$109,099

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$2,146,342	$4,899,842
Original issue discounts	$186,250	$581,000
Original debt discount against derivative liability	$611,000	$-
Common stock issued for conversion of Series A preferred stock	$270,485	$85,061
Common stock issued for WaveTech GmbH debtholders	$8,507,557	$-
Addition to principal of convertible debenture due to defaults and debt extension fees	$120,903	$-
Issuance of common stock upon execution of convertible debenture agreements	$103,000	$-
Addition to derivative liability due to issuance of stock options	$44,700	$-
Addition to derivative liability due to issuance of warrants	$100,803	$-
Additional shares issued based on terms of convertible debentures	$177,745	$-
Shares returned and canceled	$194,732	$-
Net assets disposed of in TNS sale	$5,500,268	$-
Net liabilities disposed of in AWS sale	$749,609	$-
Third party payment of third-party debt	$-	$1,023,365
Addition to principal of convertible debenture due to Barn 11 default	$-	$167,093
Addition to derivative liability due to Barn 11 default	$-	$466,000
Deemed dividend - Series A preferred stock modification	$-	$488,072
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$-	$316,599
Accounts payable exchanged for convertible note	$-	$51,030
Assignment of related party debt	$-	$200,000

(The accompanying notes are an integral part of these consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the consolidated financial statements

December 31, 2020

1.	Organization and Going Concern

Spectrum Global Solutions, Inc., (the “Company”) (f/k/a Mantra Venture Group Ltd.) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, the Company reincorporated in the province of British Columbia, Canada.

On April 25, 2017, the Company entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased 80.1% of the assets associated with InterCloud’s AW Solutions, Inc., AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”) (collectively “AWS” or the “AWS Entities”) subsidiaries.

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

During September 2019, the Company formed ADEX Canada, which is included in the ADEX Entities.

On September 30, 2020, the Company sold its TNS subsidiary (refer to Note 3, Disposals of Subsidiaries, for additional detail).

On December 31, 2020, the Company sold its AWS subsidiary (refer to Note 3, Disposals of Subsidiaries, for additional detail).

As a result of the sale of AWS, the remaining subsidiaries from the Company’s former AWS Entities, AWS PR and Tropical, are now broken out separately.

The Company’s AWS PR and Tropical subsidiaries are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AWS and ADEX businesses have also incurred losses and experienced negative cash flows from operations during their most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2020, the Company had an accumulated deficit of $48,202,731, and a working capital deficit of $6,115,451. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries, the ADEX Entities, AWS PR, and Tropical. All subsidiaries are wholly-owned.

During the year ended December 31, 2020, the Company sold its AWS and TNS subsidiaries (refer to Note 3, Disposals of Subsidiaries, for additional detail). The operations of AWS and TNS (from the date of acquisition, January 4, 2019) have been included as discontinued operations in the accompanying financial statements.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations, and the Company will continue to monitor the COVID-19 situation closely. As of March 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect the Company’s financial condition.

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

The reverse stock split was previously approved by the board of directors and the majority of stockholders of the Company. The reverse stock split was deemed effective at the open of business on April 21, 2020. As a result of the reverse stock split, every three hundred (300) shares of outstanding common stock of the Company as of April 14, 2020 were converted into one (1) share of common stock. Fractional shares resulting from the reverse stock split were rounded up to the next whole number.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2020 and 2019 was $38,881 and $440,486, respectively.

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

Goodwill

Goodwill was initially generated through the acquisitions of the AWS Entities in 2017, the ADEX Entities in 2018, and TNS in 2019, as the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company sold its TNS and AWS subsidiaries. In connection with the sales, the Company tested its goodwill for impairment. The Company completed a recoverability test as there were indicators of impairment and determined that the value was recoverable. As such, no impairment was recorded for the year ended December 31, 2020.

Intangible Assets

At December 31, 2020 and 2019, definite-lived intangible assets primarily consist of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company sold its TNS and AWS subsidiaries. In connection with the sales, the Company tested its intangible assets for impairment. The Company completed a recoverability test as there were indicators of impairment and determined that the value was recoverable. As such, no impairment was recorded for the year ended December 31, 2020.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the years ended December 31, 2020 and 2019.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines it’s filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2020. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of December 31, 2020 was $156,711 plus penalties and interest of $129,967 for a total obligation due of $286,678. The amount due as of December 31, 2019 was $156,711 plus penalties and interest of $126,700 for a total obligation due of $283,411. This tax assessment was included in accrued expenses at December 31, 2020 and 2019.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Year Ended December 31, 2020	Year Ended December 31, 2019
Professional Services	$17,167,905	$19,452,318
Construction	1,509,539	6,043,753
Total	$18,677,444	$25,496,071

Revenue by contract duration	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term	$79,279	$8,821
Long-term	18,598,165	25,487,250
Total	$18,677,444	$25,496,071

Revenue by contract type	Year Ended December 31, 2020	Year Ended December 31, 2019
Unit-price	$377,065	$4,625,229
Fixed-price	$1,132,474	$1,418,524
Time-and-materials	17,167,905	19,452,318
Total	$18,677,444	$25,496,071

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At December 31, 2020 and 2019, contract assets totaled $167,649 and $293,209, respectively.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At December 31, 2020 and 2019, contract liabilities totaled $287,775 and $355,988, respectively.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, respectively, the Company had 53,429,108 and 286,736 common stock equivalents outstanding.

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) on January 1, 2019.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the Company’s lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities, Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this standard on January 1, 2020. The adoption of this standard did not materially impact the Company’s consolidated financial statements and related disclosures.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2020, three customers accounted for 31%, 21%, and 10%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 34%, 20%, and 3%, respectively, of trade accounts receivable as of December 31, 2020. For the year ended December 31, 2019, four customers accounted for 37%, 19%, 14%, and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 57%, 2%, 1%, and 9%, respectively, of trade accounts receivable as of December 31, 2019.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 93% of consolidated revenues for the year ended December 31, 2020. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 7% of consolidated revenues for the year ended December 31, 2020. Revenues generated within the domestic United States of America accounted for approximately 94% of consolidated revenues for the year ended December 31, 2019. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 6% of consolidated revenues for the year ended December 31, 2019.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019 consisted of the following:

	Total fair value at December 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$3,390,504	$-	$-	$3,390,504

	Total fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$992,733	$-	$-	$992,733

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2020 and 2019, the Company had a derivative liability of $3,390,504 and $992,733, respectively.

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

Prior to the Company’s sale of its interest in WaveTech GmbH, the balance of the loan with WaveTech GmbH discussed in Note 6, Related Party Transactions, was $3,319,972, which represented the initial loan amount of $3,000,000 and an additional $319,972 received from WaveTech GmbH during the year ended December 31, 2020. In the event that the Company’s acquisition of WaveTech GmbH was terminated, the amount of this note would be used to offset amounts owed by WaveTech GmbH to the Company.

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

The consideration for the sale is as follows:

●	WaveTech Group agreed to assume $570,885 of the outstanding principal of the Company’s note with Dominion Capital LLC (refer to Note 8, Convertible Debentures, for additional detail).

●	WaveTech Group agreed to assume $347,200 and $148,800, respectively, of the outstanding principal of the Company’s notes with Joel Raven and Michael Roeske (refer to Note 8, Convertible Debentures, for additional detail).

●	WaveTech Group agreed to assume the $108,658 CARES Act Loan entered into by TNS (refer to Note 7, Loans Payable, for additional detail).

●	WaveTech Group and the Company agreed to eliminate all intercompany balances reflected on the financial statements of the seller and acquisition companies.

●	In connection with the Certificate of Designation of the Company’s Series C preferred stock filed on September 29, 2020 (refer to Note 12, Preferred Stock, for additional detail), the Company agreed to provide 5,897,994 shares of WaveTech Group common stock to the shareholders of WaveTech GmbH in lieu of the Company’s Series C preferred stock.

●	WaveTech Group agreed to assign to the Company all shares of the Company’s common stock acquired by WaveTech Group following the closing of the transaction as a result of a tender offer. WaveTech Group offered shares of its common stock to the holders of the 1,082,731 shares of the Company’s common stock that were described in the “WaveTech GmbH Background Information” section of this note. These shareholders had the option to acquire shares in WaveTech Group in exchange for their shares of the Company’s common stock. As of the date of this report, the Company has been assigned 1,027,844 of the 1,082,731 shares (refer to Note 19, Subsequent Events, for additional detail). The Company does not know how many additional shareholders will accept the WaveTech Group offer, if any. Additionally, the offer does not have an expiration date.

The Company considered whether or not this transaction would cause TNS to qualify for discontinued operations treatment. The Company determined that the sale of TNS qualifies for discontinued operations treatment as of December 31, 2020 as the sale represents a strategic shift.

In connection with the sale of TNS, the Company tested its goodwill and intangible assets for impairment. The Company completed a recoverability test as there was an indicator of impairment and determined that the value was recoverable. As such, no impairment was recorded.

As a result of the sale of TNS and the Company’s interest in WaveTech GmbH, the Company recorded a loss on disposal of subsidiary of $6,478,663 for the year ended December 31, 2020. This amount is included within loss on discontinued operations, net of tax on the consolidated statement of operations.

The following table shows a breakout of the consideration received and given:

Liabilities disposed of
Assumption of portion of Dominion Capital LLC note	$570,885
Assumption of Joel Raven note	347,200
Assumption of Michael Roeske note	148,800
Assumption of TNS CARES Act loan	108,658
Assumption of accounts payable and accrued expenses	1,070,288
Assumption of contract liabilities	2,488,494
Total liabilities disposed of	$4,734,325

Assets disposed of
Cash	$978,395
Accounts receivable, net	1,317,230
Due from related party	5,187,585
Prepaid expenses and deposits	310,958
Goodwill	1,574,599
Customer lists, net	1,672,399
Tradenames, net	171,822
Total assets disposed of	$11,212,988

Loss on disposal of subsidiary	$6,478,663

Sale of AW Solutions, Inc.

On December 31, 2020, the Company sold its AW Solutions, Inc. (“AWS”) subsidiary for the aggregate consideration consisting of $1 and the assumption of the liabilities of AWS. AWS was part of the Company’s AWS Entities, which also includes AW Solutions Puerto Rico, LLC (“AWS PR”) and Tropical Communications, Inc. (“Tropical”). The operations of AWS PR and Tropical have continued subsequent to the sale of AWS.

The Company considered whether or not this transaction would cause AWS to qualify for discontinued operations treatment. The Company determined that the sale of AWS qualifies for discontinued operations treatment as of December 31, 2020 as the sale represents a strategic shift.

In connection with the sale of AWS, the Company tested its goodwill and intangible assets for impairment. The Company completed a recoverability test as there was an indicator of impairment and determined that the value was recoverable. As such, no impairment was recorded.

As a result of the sale of AWS, the Company recorded a gain on disposal of subsidiary of $711,676 for the year ended December 31, 2020. This amount is included within loss on discontinued operations, net of tax on the consolidated statement of operations.

The following table shows a breakout of the consideration received and given:

Liabilities disposed of
Assumption of AWS CARES Act loan	$682,400
Assumption of accounts payable and accrued expenses	1,425,265
Total liabilities disposed of	$2,107,665

Assets disposed of
Cash	$37,933
Accounts receivable, net	399,107
Other assets	20,754
Intangible assets	938,195
Total assets disposed of	$1,395,989

Gain on disposal of subsidiary	$711,676

4.	Property and Equipment

Property and equipment as of December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Computers and office equipment	$217,155	$209,395
Vehicles	58,635	58,635
Leasehold improvements	21,885	21,885
Total	297,675	289,915

Less: accumulated depreciation	(283,489)	(280,217)

Equipment, net	$14,186	$9,698

During the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $3,272 and $1,720, respectively.

5.	Intangible Assets

Intangible assets as of December 31, 2020 and 2019 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at December 31, 2020	Net carrying value at December 31, 2019
Customer relationship and lists	$136,000	$89,386	$-	$46,614	$78,162
Trade names	631,000	55,046	-	575,954	595,382

Total intangible assets	$767,000	$144,432	$-	$622,568	$673,544

During the years ended December 31, 2020 and 2019, the Company recorded amortization expense of $50,976.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2021	$50,976
2022	34,494
2023	19,428
2024	19,428
2025	19,428
Thereafter	478,814
Total	$622,568

6.	Related Party Transactions

Exchange of Shares of Common Stock for Series B Preferred Stock

On April 23, 2018, each of Roger Ponder, the Company’s Chief Executive Officer, and Keith Hayter, the Company’s President, exchanged certain shares of common stock of the Company held by each of them for shares of the newly designated Series B preferred stock. Mr. Ponder exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B preferred stock, and Mr. Hayter exchanged 542,500 shares of common stock for an aggregate of 500 shares of Series B preferred stock. The Company recorded the fair value of the Series B preferred stock of $484,530 as mezzanine equity and reduced common shares and additional paid in capital an equal amount (refer to Note 12, Preferred Stock, for additional information).

If the High Wire Networks, Inc. (“High Wire”) transaction as proposed closes, the Series B preferred stock shares will be exchanged for 1,500 shares of Class D stock (refer to Note 19, Subsequent Events, for additional detail).

InterCloud Related Party Reclassification

During May 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud was a related party. As of December 31, 2020, due to additional shares issued by the Company, the Company determined that InterCloud was no longer a related party. The effective date of the reclassification was January 1, 2019.

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

Sales to WaveTech GmbH

 During the year ended December 31, 2020 the Company’s ADEX subsidiary made sales to WaveTech GmbH totaling $193,573.

Loans Payable to Related Parties

As of December 31, 2020 and 2019, the Company had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2020	2019
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022	$554,031	$-
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022	23,894	-
Promissory note issued to Roger Ponder, 10% interest, unsecured, due on demand	-	18,858
Promissory note issued to Keith Hayter, 10% interest, unsecured, due on demand	-	130,000
Promissory note issued to Keith Hayter, 10% and 8% interest, unsecured, due on demand	-	85,000
Promissory note issued to Keith Hayter, 8% interest, unsecured, due on demand	-	80,000
Promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 11, 2020	-	170,000
Loan with WaveTech GmbH, 8% interest, due on demand	-	3,000,000
Total	$577,925	$3,483,858

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature was $16,000. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments.” As a result, the Company recorded a loss on settlement of debt of $16,000 to the consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2020, the Company owed $23,894 pursuant to this agreement.

On January 14, 2021, the Company entered into an agreement with the holder whereby the conversion price was updated to $0.06 per share, subject to adjustment based on the terms of the note (refer to Note 19, Subsequent Events, for additional detail).

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature was $362,000. The Company accounted for this assignment in accordance with ASC 470-50 “Modifications and Extinguishments.” As a result, the Company recorded a loss on settlement of debt of $362,000 to the consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2020, the Company owed $554,031 pursuant to this agreement.

On January 14, 2021, the Company entered into an agreement with the holder whereby the conversion price was updated to $0.06 per share, subject to adjustment based on the terms of the note (refer to Note 19, Subsequent Events, for additional detail).

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

As of December 31, 2020, principal of $217,400 remains outstanding.

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

During the year ended December 31, 2020, in connection with amounts owed to the Company from WaveTech GmbH, the loan with WaveTech GmbH was being netted against amounts due from WaveTech GmbH (refer to Note 3, Disposals of Subsidiaries, for additional detail).

7.	Loans Payable

As of December 31, 2020 and 2019, the Company had outstanding the following loans payable:

	December 31,	December 31,
	2020	2019
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand*	217,400	217,400
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures April 16, 2021, net of debt discount of $1,072 and $31,365	18,334	94,928
Future receivables financing agreement with Cedar Advance Funding, non-interest bearing, matures April 27, 2021, net of debt discount of $37,807	160,390	-
CARES Act Loans	2,920,125	-
Future receivables financing agreement with RDM Capital Funding, non-interest bearing, matures July 24, 2020, net of debt discount of $79,087	-	237,319
Loan with Heritage Bank of Commerce, interest rate of prime plus 2%, secured by all assets of the Company, matures October 20, 2020, net of debt discount of $149,180	-	2,973,458
Future receivables financing agreement with C6 Capital, non-interest bearing, matures April 15, 2020, net of debt discount of $20,272	-	136,424
Total	$3,452,506	$3,795,786

Less: Long-term portion of loans payable	(2,920,125)	-

Loans payable, current portion, net of debt discount	$532,381	$3,795,786

*	During May 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud was a related party. As of December 31, 2020, due to additional shares issued by the Company, the Company determined that InterCloud was no longer a related party. The effective date of the reclassification was January 1, 2019.

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of December 31, 2020 and 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of December 31, 2020 and 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of December 31, 2020 and 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of December 31, 2020 and 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of December 31, 2020 and 2019. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 167 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of December 31, 2020 and 2019.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of December 31, 2020 and 2019.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

In connection with the acquisition of ADEX from InterCloud, $500,000 of the purchase price was retained by the Company to satisfy any outstanding liabilities of ADEX incurred prior to the closing date.

During the year ended December 31, 2019, the Company repaid $57,600 of this amount.

As of December 31, 2020, principal of $217,400 remains outstanding.

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

During the year ended December 31, 2020, the Company received an aggregate of $6,167,328 and repaid an aggregate of $3,142,796.

On February 11, 2020, pursuant to an assignment and consent agreement, Heritage sold, transferred and assigned to Bay View Funding all of Heritage’s right, title, and interest in the loan and security agreement (refer to Note 9, Factor Financing, for additional detail). As a result of the assignment, the Company recorded a loss on settlement of debt of $149,180 related to the remaining accretion of debt discount in the consolidated statement of operations for the year ended December 31, 2020.

Loan with Libertas Funding LLC

On January 4, 2019, the Company, together with its subsidiaries, (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Libertas Funding LLC, a Connecticut limited liability company (“Libertas”). Under the Financing Agreement, the Financing Parties sold to Libertas future receivables in an aggregate amount equal to $1,460,000 for a purchase price of $1,000,000.

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

Loan with C6 Capital

On August 16, 2019, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with C6 Capital. Under the Financing Agreement, the Financing Parties sold to C6 Capital future receivables in an aggregate amount equal to $337,500 for a purchase price of $250,000. The Company received cash of $242,500 and recorded a debt discount of $95,000.

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

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement. During the year ended December 31, 2020, the Company paid $156,696 of the original balance under the agreement. As a result, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $1,490 to the consolidated statement of operations for the year ended December 31, 2020.

Loan with Pawn Funding

On December 10, 2019, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $135,000 for a purchase price of $100,000. The Company received cash of $97,000 and recorded a debt discount of $38,000.

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

On July 14, 2020, in connection with the reduction of the weekly payment amount, the Company issued to Pawn Funding a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $0.18 per share. The warrant expires on July 1, 2021.

During the year ended December 31, 2019, the Company paid $8,437 of the original balance under the agreement. During the year ended December 31, 2020, the Company paid $107,156 of the original balance under the agreement.

At December 31, 2020, the Company owed $19,407 pursuant to this agreement and will record accretion equal to the debt discount of $1,072 over the remaining term of the note.

Loan with RDM Capital Funding

On December 10, 2019, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with RDM Capital Funding. Under the Financing Agreement, the Financing Parties sold to RDM Capital Funding future receivables in an aggregate amount equal to $337,500 for a purchase price of $250,000. The Company received cash of $242,500 and recorded a debt discount of $95,000.

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

During the year ended December 31, 2020, the Company repaid the balance in full. Total cash payments during this period were $253,754, with a discount of $62,652 due to the Company paying the note off in under eight months from issuance. As a result of these payments, the amount owed at December 31, 2020 was $0. The Company recorded a gain on settlement of debt of $34,503 to the consolidated statement of operations for the year ended December 31, 2020.

Loan with C6 Capital

On August 16, 2019, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with C6 Capital. Under the Financing Agreement, the Financing Parties sold to C6 Capital future receivables in an aggregate amount equal to $337,500 for a purchase price of $250,000. The Company received cash of $242,500 and recorded a debt discount of $95,000.

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

During the year ended December 31, 2019, the Company paid $180,804 of the original balance under the agreement. During the year ended December 31, 2020, the Company paid $156,696 of the original balance under the agreement. As a result, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $1,490 to the consolidated statement of operations for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company paid $151,558 of the original balance under the agreement.

At December 31, 2020, the Company owed $198,192 pursuant to this agreement and will record accretion equal to the debt discount of $37,801 over the remaining term of the note.

During the period of January 1, 2021 through March 26, 2021, the Company repaid the outstanding principal of the note (refer to Note 19, Subsequent Events, for additional detail).

CARES Act Loans

On April 27, 2020 and October 14, 2020, the Company’s ADEX subsidiary received $2,692,125 and $150,000 respectively (the “PPP Funds”). On May 12, 2020, the Company’s AWS PR subsidiary received $78,000 in PPP Funds. ADEX entered into loan agreements with Heritage Bank of Commerce and AWS PR entered into a loan agreement with Banco Popular de Puerto Rico.

Additionally, on April 21, 2020 and May 14, 2020, the Company’s former AWS and TNS subsidiaries received $682,400 and $108,658, respectively, in PPP Funds. AWS entered into a loan agreement with Iberia Bank and TNS entered into a loan agreement with TCF National Bank. In connection with the sales of these subsidiaries discussed in Note 3, Disposals of Subsidiaries, these CARES Act Loans were assumed by the purchasers.

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

As of December 31, 2020, the aggregate balance of these loans is $2,920,125 and is included in loans payable on the consolidated balance sheets.

As of the date of this report, ADEX and AWS PR have applied to have their CARES Act Loans forgiven and are awaiting a decision from the SBA.

8.	Convertible Debentures

As of December 31, 2020 and 2019, the Company had outstanding the following convertible debentures:

	December 31,	December 31,
	2020	2019
Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019	$594,362	$594,362
Convertible promissory note, SCS, LLC, 24% interest, unsecured, matured March 30, 2020, due on demand, net of debt discount of $0 and $13,005	51,788	38,025
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020, net of debt discount of $0 and $23,986	54,500	99,014
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matured November 21, 2020, net of debt discount of $0 and $58,648	39,328	16,352
Convertible promissory note, Efrat Investments LLC, 10% interest, secured, matures October 5, 2021, net of debt discount of $132,000	-	-
Convertible promissory note, SCS, LLC, 12% interest, secured, matures December 30, 2021	257,442	-
Convertible promissory note, SCS, LLC, 10% interest, secured, matures December 31, 2021, net of debt discount of $169,957	5,043	-
Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020, net of debt discount of $0 and 105,752	-	1,461,265
Convertible promissory note, Michael Roeske, 24% interest, unsecured, due on demand, net of debt discount of $0 and $3,512	-	112,488
Convertible promissory note, Joel Raven, 24% interest, unsecured, due on demand, net of debt discount of $0 and $8,658	-	355,342
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures August 2, 2020, net of debt discount of $24,819	-	98,181
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures September 17, 2020, net of debt discount of $113,674	-	34,326
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures January 22, 2021, net of debt discount of $53,051	-	15,449
Convertible promissory note, Power Up Lending Group LTD., 8% interest, unsecured, matures February 26, 2021, net of debt discount of $45,125	-	12,875
Total	1,002,463	2,837,679

Less: Long-term portion of convertible debentures, net of debt discount	-	(28,324)

Convertible debentures, current portion, net of debt discount	$1,002,463	$2,809,355

The Company’s convertible debentures have an effective interest rate range of 12.8% to 129.9%.

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

On June 1, 2019, the Company was in default on the note. As a result of the default, a 15% premium was added to the balance owed, including all accrued interest. Subsequent to the default, the new principal balance of the note was $619,362, with interest accruing at 18% per annum. Additionally, $466,000 was added to the derivative liability balance in connection with the default.

During the year ended December 31, 2019, the Company paid $25,000 of principal. The Company owed $594,362 as of December 31, 2020.

On January 27, 2021, Barn 11 assigned the note to Cobra Equities SPV, LLC (refer to Note 19, Subsequent Events, for additional detail).

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

The Company was to begin making principal payments in equal installments beginning on October 1, 2019. On October 22, 2019, the Company reached an agreement with Dominion Capital to postpone the principal payments. In exchange for the extension, the Company will pay to Dominion Capital an extension fee equal to 14% of the postponed payments. As a result of this agreement, the Company added $47,731 of principal to the note during the year ended December 31, 2019 and $108,146 of principal to the note during the year ended December 31, 2020. These amounts are included in default and debt extension fees in the consolidated statement of operations for the years ended December 31, 2020 and 2019.

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

During the year ended December 31, 2019 the Company paid $51,848 of principal. During the year ended December 31, 2020 the Company paid $853,537 of principal.

On December 1, 2020, the holder of the note assigned the full outstanding amount to a third party, SCS, LLC (refer to the “Convertible promissory note, SCS, LLC, 12% interest, secured, matures December 30, 2021” section of this note for further detail).

In connection with the assignment, the Company recorded a loss on settlement of debt of $399,306 to the consolidated statement of operations for the year ended December 31, 2020.

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

Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures December 31, 2020

On January 28, 2019, InterCloud assigned $186,000 of the note issued in connection with the acquisition of TNS to Michael Roeske. The note accrues interest at a rate of 6% per annum and had a maturity date of January 30, 2020.

During the year ended December 31, 2019, Mr. Roeske converted $70,000 of principal of the note into shares of the Company’s common stock.

On February 14, 2020, the Company and Mr. Roeske entered into an amendment which revised the maturity date to December 31, 2020. Additional, per the amendment, as cash deposits were received by TNS in the ordinary course of business, a portion of such cash deposits could have been directed to Mr. Roeske. These payments would reduce the outstanding obligations of the Company to Mr. Roeske.

During the year ended December 31, 2020, the Company remitted $37,200 to Mr. Roeske in accordance with the amendment.

On September 8, 2020, Mr. Roeske returned the shares issued in 2019. These shares were then canceled and $70,000 was added back to the outstanding principal of the note. The Company recorded a loss on return of common stock of $69,820 to the consolidated statement of operations for the year ended December 31, 2020.

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

On February 14, 2020, the Company and Mr. Raven entered into an amendment which revised the maturity date to December 31, 2020. Additional, per the amendment, as cash deposits were received by TNS in the ordinary course of business, a portion of such cash deposits could have been directed to Mr. Raven. These payments would reduce the outstanding obligations of the Company to Mr. Raven.

During the year ended December 31, 2020, the Company remitted $86,800 to Mr. Raven in accordance with the amendment.

On September 8, 2020, Mr. Raven returned the shares issued in 2019. These shares were then canceled and $70,000 was added back to the outstanding principal of the note. The Company recorded a loss on return of common stock of $69,821 to the consolidated statement of operations for the year ended December 31, 2020.

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

The interest on the outstanding principal due under the secured note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note was originally due on August 2, 2020. The secured note was convertible into shares of the Company’s common stock at 71% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date. The conversion price had a floor of $3.00 per share that was removed as a result of the Company’s common stock closing below $3.90 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $28,000 resulted in an additional discount to the note payable of $28,000, for a total debt discount of $39,000.

On July 28, 2020, GS Capital Partners, LLC returned 226,800 shares of common stock related to prior conversions to the Company. These shares were then cancelled. As a result of these shares being returned, $75,096 of principal was added back to the note. Additionally, the maturity date of the note was extended.

During the year ended December 31, 2020, the holder of the note converted $123,000 of principal and $13,429 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $948,292 to the consolidated statement of operations for the year ended December 31, 2020.

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

The interest on the outstanding principal due under the note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the note was due on October 24, 2020. The note was convertible into shares of the Company’s common stock at 71% of the average of the three lowest VWAPs in the 12 trading days prior to and including the conversion date. The conversion price had a floor of $3.00 per share that was removed as a result of the Company’s common stock closing below $3.90 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $20,000 resulted in an additional discount to the note payable of $20,000, for a total debt discount of $31,000.

During the year ended December 31, 2020, the holder of the note converted $68,500 of principal and $6,148 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $82,185 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $54,500 pursuant to this agreement.

In the period of January 1, 2021 through March 26, 2021, the holder of the note converted the remaining principal amount into shares of the Company’s common stock (refer to Note 19, Subsequent Events, for additional detail).

Convertible promissory note, SCS, LLC, 8% interest, unsecured, matured March 30, 2020

On September 1, 2019, the Company entered into and closed on a Securities Purchase Agreement with SCS, LLC, pursuant to which the Company issued to SCS, LLC an unsecured convertible promissory note in the aggregate principal amount of $51,030 in exchange for rent.

The interest on the outstanding principal due under the unsecured note accrued at a rate of 8% per annum. All principal and accrued but unpaid interest under the secured note was originally due on March 30, 2020. The secured note was convertible into shares of the Company’s common stock at 75% of the lowest average VWAP in the 15 trading days prior to the conversion date.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $29,000 resulted in a discount to the note payable of $29,000.

The note matured on March 30, 2020 and was in default. As a result of the default, the note balance was increased by 25% of outstanding principal, resulting in additional principal of $12,758. The interest also increased from 8% per annum to 24% per annum.

During the year ended December 31, 2020, the holder of the note converted $12,000 of principal and $720 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $7,013 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $51,788 pursuant to this agreement.

In the period of January 1, 2021 through March 26, 2021, the holder of the note converted the remaining principal amount into shares of the Company’s common stock (refer to Note 19, Subsequent Events, for additional detail). In connection with the conversions, the holder of the note forgave the $12,758 of principal that had been added to the note after the default.

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

During the year ended December 31, 2020, the holder of the note converted $148,000 of principal and $5,520 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $262,732 to the consolidated statement of operations for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the holder of the note converted $68,500 of principal and $2,540 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $42,342 to the consolidated statement of operations for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the holder of the note converted $58,000 of principal and $3,656 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $69,438 to the consolidated statement of operations for the year ended December 31, 2020.

Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matured November 21, 2020

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

The first tranche of the note matured on November 21, 2020. The holder of the note accepted guaranteed interest of 15% in lieu of a default.

During the year ended December 31, 2020, the holder of the note converted $35,672 of principal and $6,000 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $101,629 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $39,328 pursuant to the first tranche of this agreement.

On January 29, 2021, the Company repaid the outstanding principal and accrued interest related to the first tranche of the note (refer to Note 19, Subsequent Events, for additional detail).

Convertible promissory note, Efrat Investments LLC, 10% interest, secured, matures October 5, 2021

On September 14, 2020 the Company issued to Efrat Investments LLC a secured convertible promissory note in the aggregate principal amount of $165,000 for an aggregate purchase price of $146,000. The Company received the funds on October 5, 2020. The Company also issued a warrant equal to the face amount of the note with a term of two years to purchase 1,650,000 shares of common stock at an exercise price of $0.10 per share.

The interest on the outstanding principal due under the note accrues at a rate of 10% per annum. All principal and accrued but unpaid interest under the note is due on October 5, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.05 per share.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion option feature of $325,000 and warrant feature of $81,923 resulted in an additional discount to the note payable of $146,000, for a total debt discount of $165,000. The remaining $260,923 of the initial fair value of the conversion feature and warrant were recorded as initial derivative expense on the consolidated statement of operations for the year ended December 31, 2020.

The terms of the note dictated that principal payments of $16,500 be made monthly on the 1st of the month beginning on November 1, 2020. During the year ended December 31, 2020 the Company paid $33,000 of principal.

At December 31, 2020, the Company owed $132,000 pursuant to this agreement and will record accretion equal to the debt discount of $132,000 over the remaining term of the note.

Subsequent to December 31, 2020, in lieu of the $16,500 monthly payments, the holder began converting principal of the note into shares of the Company’s common stock (refer to Note 19, Subsequent Events, for additional detail).

Convertible promissory note, SCS, LLC, 12% interest, secured, matures December 30, 2021

On December 1, 2020, Dominion Capital LLC assigned the note described in the “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matures October 17, 2020” section of this note to SCS, LLC. The Company issued to SCS, LLC a new secured convertible promissory note in the principal amount of $257,442.

The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the note is due on December 30, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0275 per share. On or after the date of the closing of a subsequent offering, the fixed conversion price shall be 105% of the price of the common stock issued in the subsequent offering.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature was $425,300. This amount was included in the loss on settlement of debt recorded as a result of the assignment.

At December 31, 2020, the Company owed $257,442 pursuant to this agreement.

Convertible promissory note, SCS, LLC, 10% interest, secured, matures December 31, 2021

On December 29, 2020, the Company issued to SCS, LLC a secured convertible promissory note in the principal amount of $175,000 for a purchase price of $150,000, resulting in an original issue discount of $25,000.

The interest on the outstanding principal due under the note accrues at a rate of 10% per annum. All principal and accrued but unpaid interest under the note is due on December 31, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $465,000 resulted in an additional discount to the note payable of $150,000, for a total debt discount of $175,000. Additionally, the Company recorded an initial derivative expense of $315,000 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $175,000 pursuant to this agreement and will record accretion equal to the debt discount of $169,957 over the remaining term of the note.

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

During the year ended December 31, 2020, the Company repaid 120% of the principal balance. The total payment was $218,534, which included accrued interest of $8,534. The Company recorded a loss on settlement of debt of $127,654 to the consolidated statement of operations for the year ended December 31, 2020.

Under the terms of the agreement, if the shares issued upon execution of the note are no longer worth $87,500 at the time of the shares becoming eligible for resale pursuant to Rule 144, the Company shall issue additional shares to the holder in an amount holding a market value to equal the difference between the value of these shares and $87,500. The 9,755 shares became eligible for resale pursuant to Rule 144 during August 2020 and the value was less than $87,500. As a result, the Company began issuing additional shares to the holder (refer to Note 11, Common Stock, for additional detail). During the year ended December 31, 2020, the Company issued an aggregate of 1,542,000 shares to the holder and recorded a loss on fair value of additional shares of $109,706 to the consolidated statement of operations for the year ended December 31, 2020.

Convertible promissory note, FJ Vulis and Associates, LLC, 20% interest, secured, matures June 30, 2020

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

During the year ended December 31, 2020, the Company repaid 120% of the principal balance. The total payment was $218,247, which included accrued interest of $8,247. The Company recorded a loss on settlement of debt of $127,654 to the consolidated statement of operations for the year ended December 31, 2020.

Under the terms of the agreement, if the shares issued upon execution of the note are no longer worth $87,500 at the time of the shares becoming eligible for resale pursuant to Rule 144, the Company shall issue additional shares to the holder in an amount holding a market value to equal the difference between the value of these shares and $87,500. The 9,755 shares became eligible for resale pursuant to Rule 144 during August 2020 and the value was less than $87,500. As a result, the Company began issuing additional shares to the holder (refer to Note 11, Common Stock, for additional detail). During the year ended December 31, 2020, the Company issued an aggregate of 900,000 shares to the holder and recorded a loss on fair value of additional shares of $68,040 to the consolidated statement of operations for the year ended December 31, 2020.

On January 18, 2021, the Company issued an additional 642,000 shares to the holder (refer to Note 19, Subsequent Events, for additional detail).

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

During the year ended December 31, 2020, the Company paid $323,919 in factoring fees. These amounts are included within general and administrative expenses on the consolidated statement of operations. In addition, during the year ended December 31, 2020, the Company incurred finance charges of $123,606, of which $83,606 was paid in cash and $40,000 was included in accounts payable and accrued liabilities as of December 31, 2020. Finance charges are included within interest expense on the consolidated statement of operations.

During the year ended December 31, 2020, the Company received an aggregate of $16,563,092, including the initial proceeds of $3,024,532, and repaid an aggregate of $14,648,481. The Company owed $1,914,611 under the agreement as of December 31, 2020.

On February 11, 2021, the initial term of the factor financing expired. The agreement has been extended on a month to month basis.

10.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of December 31, 2020, the derivative liability balance of $3,390,504 was comprised of $3,252,000 of derivatives related to the Company’s convertible debentures, and $138,504 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2019, the derivative liability balance of $992,733 was comprised of $801,000 of derivatives related to the Company’s convertible debentures, and $191,732 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Balance at the beginning of the period	$992,733	$3,166,886
Change in fair value of embedded conversion option	662,968	(1,843,935)
Conversion of derivative liability	(180,000)	(1,281,888)
Repayment of convertible note	(36,000)	(164,468)
Impact of note extinguishment	803,300	(32,000)
Original discount limited to proceeds of notes	380,000	376,500
Fair value of derivative liabilities in excess of notes proceeds received	494,000	116,638
Fair value of warrant derivatives at issuance	228,803	-
Fair value of option derivatives at issuance	44,700	-
Derivative issued as part of acquisition	-	189,000
Addition to derivative due to default penalty	-	466,000
Balance at the end of the period	$3,390,504	$992,733

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using Monte-Carlo model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2019	230 - 304%	1.55 - 1.75%	0%	0.25 - 1.16
At December 31, 2020	249 - 325%	0.09 - 0.13%	0%	0.25 - 2.76

11.	Common Stock

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

On October 7, 2020, the Company issued 458,809 shares of common stock to GS Capital Partners, LLC upon the conversion of $12,200 of principal and $1,129 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On October 14, 2020, the Company issued 507,518 shares of common stock to GS Capital Partners, LLC upon the conversion of $13,000 of principal and $1,222 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On October 27, 2020, the Company issued 274,219 shares of common stock to GS Capital Partners, LLC upon the conversion of $7,000 of principal and $678 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On November 3, 2020, the Company issued 502,869 shares of common stock to GS Capital Partners, LLC upon the conversion of $10,350 of principal and $844 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On November 23, 2020, the Company issued 516,128 shares of common stock to GS Capital Partners, LLC upon the conversion of $10,000 of principal and $859 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 7, 2020, the Company issued 553,818 shares of common stock to GS Capital Partners, LLC upon the conversion of $10,700 of principal and $952 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 21, 2020, the Company issued 565,834 shares of common stock to GS Capital Partners, LLC upon the conversion of $16,950 of principal and $1,560 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On December 31, 2020, the Company issued 551,562 shares of common stock to GS Capital Partners, LLC upon the conversion of $20,500 of principal and $1,932 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

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

On December 18, 2020, the Company issued 642,000 shares of common stock to CCAG Investments, LLC, pursuant to the terms of a convertible debenture described in Note 8, Convertible Debentures.

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

As of December 31, 2020, there was no unvested stock compensation expense.

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

On January 27, 2021, the Company made the fifth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.0975 per share (refer to Note 17, Subsequent Events, for additional detail).

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

Conversion rights – The holders of the Series A preferred stock shares have the right to convert each Series A preferred stock share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which each share of the Series A preferred stock shares may be converted shall be determined by dividing the sum of the stated value of the Series A preferred stock shares ($1.00 per share) being converted and any accrued and unpaid dividends by the conversion price in effect at the time of the conversion. The Series A preferred stock shares may be converted at a fixed conversion price of $0.0975, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock. The conversion price has a floor of $0.01 per share.

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

If the High Wire transaction as proposed closes, the Series B preferred stock shares will be exchanged for 1,500 shares of Class D stock (refer to Note 19, Subsequent Events, for additional detail).

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

13.	Share Purchase Warrants and Stock Options

From time to time, the Company issues share purchase warrants and stock options, which are classified as liabilities. The total fair value of the Company’s share purchase warrants and stock options was $138,504 and $191,732 as of December 31, 2020 and 2019, respectively. This amount is included in derivative liabilities on the consolidated balance sheets. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of December 31, 2020 and 2019 was 2.0 years and 1.3 years, respectively. The stock options outstanding at December 31, 2020 and 2019 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the year ended December 31, 2020:

	Number of warrants	Weighted average exercise price
Balance at December 31, 2019	14,075	$331.46
Issued	2,389,104	78.46
Expired	(1,293)	736.64
Balance at December 31, 2020	2,401,886	$79.59

As of December 31, 2020, the following share purchase warrants were outstanding:

Number of warrants		Exercise price	Issuance date	Expiry date	Remaining life
527,476	*	360.00	2/14/2018	2/13/2021	0.12
417		480.00	2/21/2018	2/21/2021	0.14
1,667		300.00	5/17/2018	5/17/2021	0.38
380		324.00	10/10/2018	10/10/2021	0.78
2,500		30.00	11/21/2019	11/21/2022	1.89
9,723		9.00	2/7/2020	2/7/2023	2.10
9,723		9.00	2/7/2020	2/7/2023	2.10
200,000		0.18	7/14/2020	7/1/2021	0.50
1,650,000		0.10	10/5/2020	10/5/2023	2.76
2,401,886

*	This warrant is convertible into 4% of the number of common shares of the Company outstanding. At December 31, 2020, it is 4% of the 13,186,880 shares outstanding as of that date.

The following table summarizes the activity of stock options for the year ended December 31, 2020:

	Number of stock options	Weighted average exercise price
Balance at December 31, 2019	5,000	$9.00
Issued	-	-
Expired	-	-
Balance at December 31, 2020	5,000	$9.00

As of December 31, 2020, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date
5,000	9.00	11/25/2019	11/25/2021

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Operating lease assets	$116,817	$98,361

Operating lease liabilities:
Current operating lease liabilities	122,838	100,421
Total operating lease liabilities	$122,838	$100,421

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays.

During the years ended December 31, 2020 and 2019, the Company recognized operating lease expense of $123,056 and $234,315, respectively. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations. During the years ended December 31, 2020 and 2019, short-term lease costs were $180,449 and $246,380, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $122,001 and $229,348, respectively, for the years ended December 31, 2020 and 2019, and this amount is included in operating activities in the consolidated statements of cash flows. During the years ended December 31, 2020 and 2019, the Company reduced its operating lease liabilities by $50,513 and $143,249, respectively, for cash paid.

The operating lease liabilities as of December 31, 2020 reflect a weighted average discount rate of 51%. The weighted average remaining term of the leases is 2.11 years. Remaining lease payments as of December 31, 2020 are as follows:

Year ending December 31,
2021	95,914
2022	86,681
2023	21,330
Total lease payments	203,925
Less: imputed interest	(81,087)
Total	$122,838

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the year ended December 31, 2020 and 2019).

WaveTech GmbH Share Purchase Agreement

On July 15, 2019, the Company entered into a share purchase agreement with WaveTech GmbH, a German corporation.

The merger of WaveTech GmbH into the Company was to be effected through a sale and exchange of shares and cash. Pursuant to the share purchase agreement, the Company was to acquire all right, title and interest in all of the issued and outstanding shares of stock of WaveTech GmbH in exchange for the issuance of the Company’s Series C preferred stock as well as the assumption by the Company of $8,507,557 of WaveTech GmbH debt (refer to Note 3, Disposals of Subsidiaries, for additional detail). The Company was to receive $3,000,000 in cash at or before consummation of the transactions contemplated by the share purchase agreement (the “Transactions”). Upon consummation of the Transactions, the current WaveTech GmbH shareholders would have beneficially owned a majority of the outstanding shares of the Company.

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

As of December 31, 2019, the Company had received $2,989,978 in cash from WaveTech GmbH. Additionally, the Company recorded a foreign exchange loss of $10,022 in the consolidated statement of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company received an additional $319,972 in cash from WaveTech GmbH.

On April 14, 2020, the Company entered into Amendment Number 2 of the share purchase agreement. This amendment primarily related to conversion terms for the Company’s Series C preferred stock (refer to Note 12, Preferred Stock, for additional detail).

During the year ended December 31, 2020, the Company obtained additional executed assignment agreements from shareholders holding an aggregate of 30% of the issued and outstanding shares of WaveTech GmbH. As a result, the Company had obtained executed assignment agreements from shareholders holding an aggregate of 90% of the issued and outstanding shares of WaveTech GmbH.

On September 30, 2020, the Company sold its interest in WaveTech GmbH (refer to Note 3, Disposals of Subsidiaries, for additional detail). Prior to the sale, The Company determined that the acquisition had not been completed for accounting purposes because the Series C preferred stock shares were never issued. Additionally, Mr. Poel resigned from his position as Chief Operating Officer and Mr. Valand, Mr. Poel, and Mr. Meling resigned their positions as members of the Board of Directors.

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

As of February 19, 2021, the Company had not received the funds described in the equity purchase agreement and has not filed the Registration Statement with the SEC.

On February 19, 2021, the Company entered into a new agreement with Oasis Capital which terminated the obligations of the August 29, 2019 agreement (refer to Note 19, Subsequent Events, for additional detail).

16.	Segment Disclosures

During the year ended December 31, 2020, the Company had two operating segments including:

●	ADEX/AWS PR/TROP, which is comprised of the ADEX Entities, AWS PR, and Tropical.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

During the year ended December 31, 2019, the Company had two operating segments including:

●	AWS/ADEX, which was comprised of the AWS Entities and the ADEX Entities.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the SGS reporting segment in one geographical area (the United States) and the ADEX/AWS PR/TROP operating segment in three geographical areas (the United States, Puerto Rico and Canada).

Financial statement information by operating segment for the year ended December 31, 2020 is presented below:

	Year Ended December 31, 2020
	Spectrum Global	ADEX/AWS PR/TROP	Total

Net sales	$-	$18,677,444	$18,677,444
Operating loss	(3,815,443)	(489,339)	(4,304,782)
Interest expense	878,050	179,014	1,057,064
Depreciation and amortization	-	54,248	54,248
Total assets as of December 31, 2020	63,667	4,263,725	4,327,392

Geographic information as of and for the year ended December 31, 2020 is presented below:

	Revenues For The Year Ended December 31, 2020	Long-lived Assets as of December 31, 2020

Puerto Rico and Canada	$1,257,230	$14,186
United States	17,420,214	1,070,608
Consolidated total	18,677,444	1,084,794

Financial statement information by operating segment for the year ended December 31, 2019 is presented below:

	Year Ended December 31, 2019
	Spectrum Global	ADEX/AWS	Total

Net sales	$-	$25,496,071	$25,496,071
Operating (loss) income	(3,768,757)	278,736	(3,490,021)
Interest expense	1,208,441	481,737	1,690,178
Depreciation and amortization	-	52,696	52,696
Total assets as of December 31, 2019	11,783	5,649,146	5,660,929

Geographic information as of and for the year ended December 31, 2019 is presented below:

	Revenues For The Year Ended December 31, 2019	Long-lived Assets as of December 31, 2019

Puerto Rico and Canada	$1,629,319	$9,698
United States	23,866,752	1,103,128
Consolidated total	25,496,071	1,112,826

17.	Income Taxes

The Company’s pre-tax loss for the years ended December 31, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2020	2019
Domestic	$(10,405,983)	$(4,738,282)
Foreign	14,486	(18,017)
Pre-tax Loss	$(10,391,497)	$(4,756,299)

The provision for income taxes for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Federal	$-	$-
State	-	49,038
Foreign	1,908	155,193
Total current	$1,908	$204,231

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Total provision for income taxes	$1,908	$204,231

The Company’s income taxes were calculated on the basis of foreign pre-tax income and domestic pre-tax loss of $14,486 and $10,405,983, respectively, for the year ended December 31, 2020. The Company’s income taxes were calculated on the basis of foreign and domestic pre-tax loss of $18,017 and $4,738,282, respectively, for the year ended December 31, 2019.

The Company’s effective tax rate for the years ended December 31, 2020 and 2019 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2020	2019
	%	%
Federal tax benefit at statutory rate	(21.0)	(21.0)
Permanent differences	(6.3)	(22.2)
State tax benefit, net of Federal benefits	-	4.5
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	14.1
Net change in valuation allowance	27.3	43.2
Provision	-	18.6

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2020	2019
Net operating loss carryforwards	$25,074,591	$17,212,941
Depreciation	9,163	10,935
Total assets	25,083,754	17,223,876

Total liabilities	-	-
Less: Valuation allowance	(25,083,754)	(17,223,876)

Net deferred tax liabilities	$-	$-

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards (“NOL’s”) of $25,083,754 and $17,212,941, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027.

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

The Company has not completed a study to assess whether ownership change occurred as a result of the Company’s acquisition of AWS and related issuance of shares. However, as a result of the issuance of common shares in 2017, the Company believes an ownership change under Sec. 382 may have occurred. As a result of this ownership change certain of the Company’s net operating loss, capital loss and credit carryforwards will expire prior to full utilization. Additionally, further share issuances, such as the share issuances for debt conversions or acquisitions, may cause a change in ownership.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2020 and 2019, there was no accrued interest and penalties related to uncertain tax positions.

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

18.	Discontinued Operations

During the year ended December 31, 2020, the Company disposed of its TNS and AWS subsidiaries (refer to Note 3, Disposals of Subsidiaries, for additional detail). The Company determined that both sales qualified for discontinued operations treatment.

As a result of the sales of TNS and AWS, the Company recorded a loss and gain on disposal of subsidiary of $6,478,663 and $711,676, respectively. These amounts are included within loss on discontinued operations, net of tax, on the statement of operations for the year ended December 31, 2020.

The assets and liabilities of TNS and AWS as of December 31, 2019 have been included within the consolidated balance sheet as current assets of discontinued operations, long-term assets of discontinued operations, and current liabilities of discontinued operations.

The results of operations of TNS and AWS have been included within loss on discontinued operations, net of tax on the statements of operations for the years ended December 31, 2020 and 2019.

The following table shows the balance sheet of the Company’s discontinued operations as of December 31, 2019.

December 31, 2019

Current assets:
Cash	$93,678
Accounts receivable, net of allowance of $64,299	1,306,638
Contract assets	168,473
Prepaid expenses and deposits	180,989
Current assets of discontinued operations	$1,749,778

Long-term assets:
Property and equipment, net of accumulated depreciation of $862,377	$83,369
Goodwill	1,574,599
Customer lists, net of accumulated amortization of $382,967	2,411,862
Tradenames, net accumulated amortization of $176,608	592,513
Operating lease right-of-use assets	70,023
Other assets	25,746
Long-term assets of discontinued operations	$4,758,112

Current liabilities:
Accounts payable and accrued liabilities	$1,291,547
Contract liabilities	348,556
Operating lease liabilities	72,930
Current liabilities of discontinued operations	$1,713,033

The following table shows the statement of operations for the Company’s discontinued operations for the years ended December 31, 2020 and 2019.

	For the years ended
	December 31,
	2020	2019

Revenue	$4,131,545	$8,514,526

Operating expenses:
Cost of revenues	4,230,943	6,996,991
Depreciation and amortization	251,473	332,239
Salaries and wages	685,629	1,102,791
General and administrative	484,751	947,098
Total operating expenses	5,652,796	9,379,119

Loss from operations	(1,521,251)	(864,593)

Other (expenses) income:
Interest expense	(4,588)	(9,135)
Loss on disposal of subsidiary	(5,766,987)	-
Loss on disposal of assets	(24,065)	-
Total other expense	(5,795,640)	(9,135)

Pre-tax loss from operations	(7,316,891)	(873,728)

Provision for income taxes	-	-

Loss on discontinued operations, net of tax	$(7,316,891)	$(873,728)

19.	Subsequent Events

Issuance of shares pursuant to a GS Capital Partners, LLC convertible debenture

On January 11, 2021, the Company issued 668,787 shares of common stock to GS Capital Partners, LLC upon the conversion of $29,000 of principal and $2,803 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

On January 25, 2021, the Company issued 694,707 shares of common stock to GS Capital Partners, LLC upon the conversion of $25,500 of principal and $2,543 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Amendments to convertible promissory notes

On January 14, 2021, the Company entered into agreements with Roger Ponder and Keith Hayter whereby the conversion price of their convertible promissory notes discussed in Note 6, Related Party Transactions was updated to $0.06 per share, subject to adjustment based on the terms of the note.

Additional shares issued to FJ Vulis and Associates, LLC

Under the terms of the agreement described in Note 8, Convertible Debentures, the Company needed to issue additional shares of common stock to FJ Vulis and Associates, LLC in connection with the shares issued upon execution of the convertible promissory note.

On January 18, 2021, the Company issued an additional 642,000 shares to the holder in satisfaction of the remaining obligation.

Fifth Amendment to the Certificate of Designation of the Company’s Series A Preferred Stock

On January 27, 2021, the Company made the fifth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.0975 per share, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of its common stock.

Convertible promissory note, IQ Financial Inc., 12% interest, secured, matures January 27, 2022

On January 27, 2021, the Company entered into and closed on a convertible note purchase agreement with IQ Financial Inc., pursuant to which the Company issued to IQ Financial Inc. a secured convertible promissory note in the aggregate principal amount of $631,579 for an aggregate purchase price of $600,000. The Company received the funds in two disbursements – $275,000 on January 28, 2021 and $325,000 on March 1, 2021.

The interest on the outstanding principal due under the secured note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the secured note is due on January 27, 2022. The holder may begin converting the note into shares of the Company’s common stock six months after issuance when it is Rule 144 eligible. The conversion price is fixed at $0.05 per share.

Assignment of convertible promissory note

On January 27, 2021, Barn 11 assigned its convertible promissory note to Cobra Equities SPV, LLC, who then obtained Barn 11’s right, title, and interest in the convertible promissory note, including the accrued interest owed on the note.

Proposed merger with High Wire

On January 27, 2021, the Company, HW Merger Sub, Inc., High Wire Networks, Inc. (“High Wire”) and the stockholders of High Wire (the “Stockholders”) entered into an Agreement and Plan of Merger (the “Agreement”) whereby the Stockholders agreed to sell to the Company all of the capital stock of High Wire. The closing of the transaction contemplated by the Agreement is subject to certain closing conditions, as set forth in the Agreement. Following such closing, HW will be a wholly-owned subsidiary of the Company.

In connection with the Company’s purchase of the capital stock of High Wire, the Company will issue to the Stockholders shares of a newly established Series D Preferred Stock of the Company, and a convertible note in the aggregate principal amount of $350,000.

The newly established Series D Preferred Stock will not be redeemable, will vote on an as-converted basis with the Company’s common stock, will have a liquidation preference of $10,000 per share, and be convertible beginning ninety (90) days from the date of issuance, at the greater of the Fixed Price and the Average Price. On the earlier of the (i) two hundred (200) day anniversary of the date of issuance and (ii) the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), all remaining outstanding shares of Series D shall automatically convert into an aggregate number of shares of Common Stock equal to $15,900,000 divided by the greater of the Fixed Price and the Average Price. “Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D. “Average Price” shall mean the average closing price of the Company’s common stock for the ten trading days immediately preceding, but not including, the conversion date.

As of the date of this report, all but one of the closing conditions of the merger have been satisfied or waived by the parties. The lone remaining closing condition concerns a pending Paycheck Protection Program Loan Forgiveness Application submitted by one of the Company’s subsidiaries. Closing the merger after Small Business Administration (SBA) forgiveness prevents a change of control event under SBA rules that would jeopardize the forgiveness and impact the Company’s statement of operations for 2021. The Company submitted its forgiveness application in accordance with Paycheck Protection Program rules and expects forgiveness to be received in the second quarter of 2021.

Repayment of loan with Cedar Advance LLC

During January 2021, the Company made four weekly payments of $11,658 on the note described in Note 7, Loans Payable. On January 28, 2021, the Company made a final payment of $119,308 in full settlement of the note. Total cash payments during this period were $165,942, with a discount of $32,250 as a result of the Company paying the note off early.

Repayment of Crown Bridge Partners, LLC convertible promissory note

On January 29, 2021, the Company repaid the outstanding principal and accrued interest on the first tranche of the note with Crown Bridge Partners, LLC described in Note 8, Convertible Debentures. The total payment amount of $47,561 consisted of $39,328 of principal and $8,233 of accrued interest.

Issuance of shares pursuant to an SCS, LLC convertible debenture

On February 1, 2021, the Company issued 919,356 shares of common stock to SCS, LLC upon the conversion of $39,030 of principal and $2,341 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of shares pursuant to an Efrat Investments LLC convertible debenture

On February 2, 2021, the Company issued 750,000 shares of common stock to Efrat Investments LLC upon the conversion of $37,500 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On February 2, 2021, the Company issued 397,272 shares of common stock to M2B Funding upon the conversion of 38,734 shares of Series A preferred stock with a stated value of $1 per share.

On February 9, 2021, the Company issued 738,462 shares of common stock to M2B Funding upon the conversion of 72,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On February 1, 2021, the Company issued 760,234 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $26,000 of accrued interest pursuant to a convertible debenture.

On February 19, 2021, the Company issued 809,524 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $136,000 of accrued interest pursuant to a convertible debenture.

On March 15, 2021, the Company issued 819,444 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $104,000 of principal and $73,000 of accrued interest pursuant to a convertible debenture.

Issuance of shares pursuant to a CCAG Investments, LLC warrant

On February 3, 2021, the Company issued 1,015,505 shares of common stock to CCAG Investments, LLC upon the cashless exercise of a warrant described in Note 8, Convertible Debentures.

Issuance of shares pursuant to a FJ Vulis and Associates, LLC warrant

On February 9, 2021, the Company issued 989,587 shares of common stock to FJ Vulis and Associates, LLC upon the cashless exercise of a warrant described in Note 8, Convertible Debentures.

Exchange agreement with Oasis Capital, LLC

On February 19, 2021, the Company entered into an exchange agreement with Oasis Capital, LLC which terminated the obligations of the August 29, 2019 agreement discussed in Note 15, Commitments and Contingencies.

In exchange for 250,000 shares of the Company’s common stock, which were issued on February 22, 2021, Oasis Capital LLC surrendered the note and all other documents and agreements, including any warrants, contained in the original agreement.

Stock option awards

On February 23, 2021, the Company granted 961,329 non-qualified stock options to Roger M. Ponder, Keith W. Hayter, and two consultants. Mr. Ponder and Mr. Hayter received grants 323,763 and 482,393 stock options, respectively. The consultants each received grants of 77,587 stock options. The stock options were issued in settlement of amounts owed as of December 31, 2020. The stock options have an exercise price of $0.58 per share and vest immediately.

Assignment of shares by WaveTech Group to the Company

As of the date of this report, WaveTech Group has assigned to the Company 1,027,844 of the 1,082,731 shares of its common stock originally issued in the transaction described in Note 3, Disposals of Subsidiaries. The assigned shares were then cancelled by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: April 1, 2021	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark W. Porter	Chief Executive Officer	April 1, 2021
Mark W. Porter

/s/ Roger M. Ponder	Chairman of the Board of Directors	April 1, 2021
Roger M. Ponder	(Principal Financial Officer and Principal Accounting Officer)

/s/ Keith W. Hayter	Director	April 1, 2021
Keith W. Hayter

Exhibit Index

Exhibit #	Exhibit Description
2.1	Plan of Conversion of Mantra Venture Group Ltd. from a Nevada Corporation into a British Columbia Corporation dated October 29, 2008. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.1	Articles of Conversion of Mantra Venture Group Ltd. dated October 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 4, 2008)

3.2	British Columbia Table 1 Articles adopted on December 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

3.3	British Columbia Notice of Articles (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 12, 2008)

10.1	Revolving Line of Credit Agreement with Larry Kristof dated October 15, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 14, 2009)

10.2	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.2	Convertible Promissory Note dated March 10, 2016 (Securities Purchase Agreement dated March 10, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed May 16, 2016).

10.21	Asset Purchase Agreement dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.22	Convertible Promissory Note dated April 25, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

10.23	Securities Purchase Agreement dated April 28, 2017, for senior secured convertible promissory note and security agreement dated April 27, 2017 (incorporated by reference to our Form 8-K filed May 1, 2017)

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.1	List of Subsidiaries

31*	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.