Form 10-Q
period 2021-03-31
Spectrum Global Solutions, Inc.
filed 2021-05-17
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

23,574,625 common shares issued and outstanding as of May 12, 2021.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

SPECTRUM GLOBAL SOLUTIONS, INC.

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated balance sheets

	March 31,	December 31,
ASSETS	2021	2020
	(Unaudited)
Current Assets:
Cash	$415,457	$580,800
Restricted cash	2,000,000	—
Accounts receivable, net of allowances of $38,881	2,627,082	2,481,124
Contract assets	258,712	167,649
Prepaid expenses and deposits	12,085	13,025
Total current assets	5,313,336	3,242,598

Property and equipment, net of accumulated depreciation of $284,265 and $283,489, respectively	13,410	14,186
Goodwill	331,223	331,223
Customer lists, net of accumulated amortization of $97,273 and $89,386, respectively	38,727	46,614
Tradenames, net accumulated amortization of $59,903 and $55,046, respectively	571,097	575,954
Operating lease right-of-use assets	108,537	116,817
Total assets	$6,376,330	$4,327,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$1,806,182	$2,369,477
Contract liabilities	368,686	287,775
Loans payable, current portion, net of debt discount of $180 and $38,874, respectively	357,696	532,381
Convertible debentures, current portion, net of discount of $254,543 and $301,957, respectively	741,058	1,002,463
Factor financing	1,999,668	1,914,611
Derivative liabilities, current portion	7,434,410	3,028,504
Warrant liability	100,000	100,000
Operating lease liabilities	114,509	122,838
Total current liabilities	12,922,209	9,358,049

Long-term liabilities:
Convertible loans payable to related parties	577,925	577,925
Loans payable, net of current portion	4,920,125	2,920,125
Convertible debentures, net of current portion, net of debt discount of $518,975 and $0, respectively	52,604	—
Derivative liabilities, net of current portion	3,697,830	362,000
Total long-term liabilities	9,248,484	3,860,050

Total liabilities	22,170,693	13,218,099

Commitments and Contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 899,427 issued and 496,101 and 606,835 outstanding as of March 31, 2021 and December 31, 2020, respectively	534,182	737,403
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2021 and December 31, 2020	484,530	484,530
Total mezzanine equity	1,018,712	1,221,933

Stockholders' Deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 22,643,829 and 13,188,951 issued and 22,641,758 and 13,186,880 outstanding as of March 31, 2020 and December 31, 2019, respectively	226	132
Additional paid-in capital	41,599,773	38,292,653
Treasury stock, at cost	(277,436)	(277,436)
Common stock subscribed	74,742	74,742
Accumulated deficit	(58,210,380)	(48,202,731)
Total stockholders' deficit	(16,813,075)	(10,112,640)

Total liabilities and stockholders’ deficit	$6,376,330	$4,327,392

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2021	2020

Revenue	$4,065,989	$5,216,346

Operating expenses:
Cost of revenues	3,355,670	4,491,199
Depreciation and amortization	13,520	13,961
General and administrative	693,691	778,179
Salaries and wages	554,427	871,811
Total operating expenses	4,617,308	6,155,150

Loss from operations	(551,319)	(938,804)

Other (expenses) income:
Interest expense	(94,704)	(413,360)
Loss on settlement of debt	(1,199,373)	(190,902)
Amortization of discounts on convertible debentures and loans payable	(175,855)	(388,982)
Loss on change in fair value of derivatives	(5,270,344)	(813,630)
Exchange loss	(5,706)	—
Initial derivative expense	(2,470,000)	—
Loss on contract cancellation	(164,950)	—
Loss on settlement of warrants	(117,655)	—
Loss on fair value of additional shares	(41,730)	—
Default and debt extension fees	—	(60,489)
Total other expense	(9,540,317)	(1,867,363)

Loss from continuing operations before taxes	(10,091,636)	(2,806,167)

Provision for income taxes	—	—

Net loss from continuing operations	(10,091,636)	(2,806,167)

Net loss from discontinued operations, net of tax	—	(725,535)

Net loss attributable to Spectrum Global Solutions, Inc.	(10,091,636)	(3,531,702)

Less: deemed dividend - Series A preferred stock extinguishment	83,987	—

Net loss attributable to Spectrum Global Solutions, Inc. common shareholders	$(10,007,649)	$(3,531,702)

Loss per share attributable to Spectrum Global Solutions, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(0.53)	$(3.88)
Net loss on discontinued operations, net of taxes	$—	$(1.00)
Net loss per share	$(0.53)	$(4.89)

Weighted average common shares outstanding, basic and diluted	18,933,868	722,364

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the three months ended March 31, 2021
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2021	13,186,880	$132	$38,292,653	$74,742	$(277,436)	$(48,202,731)	$(10,112,640)

Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	1,363,494	14	146,999	—	—	—	147,013
Issuance of common stock to FJ Vulis based on terms of a convertible debenture	642,000	6	41,724	—	—	—	41,730
Issuance of common stock to SCS, LLC upon conversion of a convertible debenture	919,356	9	286,830	—	—	—	286,839
Issuance of common stock to Cobra Equities upon conversion of a convertible debenture	2,389,202	24	1,090,876	—	—	—	1,090,900
Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	1,135,734	11	119,224	—	—	—	119,235
Issuance of common stock to Efrat Investments upon conversion of a convertible debenture	750,000	7	324,742	—	—	—	324,749
Issuance of common stock to CCAG Investments upon exercise of warrants	1,015,505	10	441,734	—	—	—	441,744
Issuance of common stock to FJ Vulis upon exercise of warrants	989,587	10	375,044	—	—	—	375,054
Issuance of common stock to Oasis Capital LLC based on terms of an exchange agreement	250,000	3	164,947	—	—	—	164,950
Impact of note extinguishment	—	—	315,000	—	—	—	315,000
Deemed dividend - Series A preferred stock extinguishment	—	—	—	—	—	83,987	83,987
Net loss for the period	—	—	—	—	—	(10,091,636)	(10,091,636)

Ending balance, March 31, 2021	22,641,758	$226	$41,599,773	$74,742	$(277,436)	$(58,210,380)	$(16,813,075)

	For the three months ended March 31, 2020
	Common stock		Additional paid-in	Common stock	Treasury	Accumulated
	Shares	$	capital	subscribed	stock	deficit	Total

Balances, January 1, 2020	195,715	$2	$25,255,291	$74,742	$(277,436)	$(30,492,435)	$(5,439,836)

Issuance of common stock to M2B Funding upon conversion of Series A preferred stock	1,112	—	12,151	—	—	—	12,151
Issuance of common stock to CCAG Investments upon execution of convertible debenture agreements	9,755	—	51,500	—	—	—	51,500
Issuance of common stock to FJ Vulis upon execution of convertible debenture agreements	9,755	—	51,500	—	—	—	51,500
Issuance of common stock to Dominion Capital upon conversion of Series A preferred stock	2,778	—	30,379	—	—	—	30,379
Issuance of common stock to GS Capital Partners upon conversion of a convertible debenture	12,859	—	64,257	—	—	—	64,257
Common stock issued for related party receivable from WaveTech GmbH debt assumption	1,082,731	11	8,507,546	—	—	—	8,507,557
Stock-based compensation	—	—	201,938	—	—	—	201,938
Net loss for the period	—	—	—	—	—	(3,651,702)	(3,651,702)

Ending balance, March 31, 2020	1,314,705	$13	$34,174,562	$74,742	$(277,436)	$(34,144,137)	$(172,256)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,091,636)	$(3,531,702)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	5,270,344	813,630
Amortization of discounts on convertible debentures and loans payable	175,855	388,982
Depreciation and amortization	13,520	13,961
Amortization of operating right-of-use assets	8,280	30,395
Amortization of operating right-of-use liabilities	(8,329)	(29,898)
Stock-based compensation	165,965	201,938
Loss on settlement of debt	1,199,373	190,902
Loss on fair value of additional shares	41,730	-
Initial derivative expense	2,470,000	-
Loss on contract cancellation	164,950	-
Loss on settlement of warrants	117,655	-
Default and debt extensions fees	-	60,489
Changes in operating assets and liabilities:
Accounts receivable	(145,958)	(141,757)
Contract assets	(91,063)	55,346
Prepaid expenses and deposits	940	7,548
Other assets	-	-
Accounts payable and accrued liabilities	79,223	88,860
Contract liabilities	80,911	21,504
Net cash used in operating activities of continuing operations	(548,240)	(1,829,802)
Net cash provided by operating activities of discontinued operations	-	1,553,071
Net cash used in operating activities	(548,240)	(276,731)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from loans payable	2,000,000	3,044,690
Repayments of loans payable	(181,129)	(6,515,979)
Proceeds from loans payable to related parties	-	299,972
Proceeds from convertible debentures	600,000	315,000
Repayments of convertible debentures	(121,031)	(51,847)
Proceeds from factoring financing	3,362,760	4,685,390
Repayments of factor financing	(3,277,703)	(1,841,009)
Net cash and restricted cash provided by (used in) financing activities	2,382,897	(63,783)

Net increase (decrease) in cash and restricted cash	1,834,657	(340,514)

Cash, beginning of period	580,800	375,141
Restricted cash, beginning of period	-	-
Cash and restricted cash, beginning of period	$580,800	$375,141

Cash, end of period	415,457	34,627
Restricted cash, end of period	2,000,000	-
Cash and restricted cash, end of period	$2,415,457	$34,627

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,085	$56,847
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$1,849,501	$64,257
Original issue discounts	$31,579	$35,000
Common stock issued for conversion of Series A preferred stock	$134,560	$42,530
Addition to derivative liability due to issuance of stock options	$553,535	$44,700
Common stock issued upon cashless exercise of warrants	$816,798	$-
Common stock issued upon exchange agreement	$164,950	$-
Additional shares issued based on terms of convertible debentures	$41,730	$-
Deemed dividend - Series A preferred stock extinguishment	$83,987
Original debt discount against derivative liability	$600,000	$315,000
Change in conversion terms of convertible loans payable to related parties	$315,000	$-
Addition to principal of convertible debenture due to defaults	$-	$12,758
Addition to principal of convertible debenture due to debt extension fee	$-	$47,731
Common stock issued upon conversion of WaveTech GmbH debt assumed by the Company	$-	$8,507,557
Issuance of common stock upon execution of convertible debenture agreements	$-	$103,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

SPECTRUM GLOBAL SOLUTIONS, INC.

Notes to the unaudited condensed consolidated financial statements

March 31, 2021

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

During September 2019, the Company formed ADEX Canada, which is included in the ADEX Entities.

On September 30, 2020, the Company sold its TNS subsidiary.

On December 31, 2020, the Company sold its AWS subsidiary.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired AWS and ADEX businesses have also incurred losses and experienced negative cash flows from operations during their most recent fiscal years. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of March 31, 2021, the Company had an accumulated deficit of $58,210,380, and a working capital deficit of $7,608,873. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Condensed Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

During the year ended December 31, 2020, the Company sold its AWS and TNS subsidiaries. The operations of AWS and TNS (from the date of acquisition, January 4, 2019) have been included as discontinued operations in the accompanying financial statements.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations, and the Company will continue to monitor the COVID-19 situation closely. As of May 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect the Company’s financial condition.

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

Restricted Cash

As of March 31, 2021, the Company had $2,000,000 of restricted cash related to the CARES Act Loan discussed in Note 6, Loans Payable. The Company is unable to use these funds until ADEX’s original $2,692,125 CARES Act Loan is forgiven.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 was $38,881.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2021 and 2020.

Intangible Assets

At March 31, 2021 and December 31, 2020, definite-lived intangible assets primarily consist of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5-35 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three months ended March 31, 2021 and 2020.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three months ended March 31, 2021 and 2020.

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

The Company received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of March 31, 2021 was $156,711 plus penalties and interest of $140,314 for a total obligation due of $297,025. The amount due as of December 31, 2020 was $156,711 plus penalties and interest of $129,967 for a total obligation due of $286,678. This tax assessment was included in accrued expenses at March 31, 2021 and December 31, 2020.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended March 31, 2021	Three months ended March 31, 2020
Professional Services	$3,667,071	$4,917,734
Construction	398,918	298,612
Total	$4,065,989	$5,216,346

Revenue by contract duration	Three months ended March 31, 2021	Three months ended March 31, 2020
Short-term	$94,997	$27,592
Long-term	3,970,992	5,188,754
Total	$4,065,989	$5,216,346

Revenue by contract type	Three months ended March 31, 2021	Three months ended March 31, 2020
Unit-price	$36,482	$112,221
Fixed-price	362,436	186,391
Time-and-materials	3,667,071	4,917,734
Total	$4,065,989	$5,216,346

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At March 31, 2021 and December 31, 2020, contract assets totaled $258,712 and $167,649, respectively.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At March 31, 2021 and December 31, 2020, contract liabilities totaled $368,686 and $287,775, respectively.

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

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2021 and December 31, 2020, respectively, the Company had 47,241,908 and 53,429,108 common stock equivalents outstanding.

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842") on January 1, 2019.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2021, three customers accounted for 27%, 19% and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 21%, 29% and 17%, respectively, of trade accounts receivable as of March 31, 2021. For the three months ended March 31, 2020, three customers accounted for 43%, 17% and 10%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 54%, 4% and 13%, respectively, of trade accounts receivable as of March 31, 2020.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 91% of consolidated revenues for the three months ended March 31, 2021. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 9% of consolidated revenues for the three months ended March 31, 2021. Revenues generated within the domestic United States of America accounted for approximately 97% of consolidated revenues for the three months ended March 31, 2020. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 3% of consolidated revenues for the three months ended March 31, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2021 or the year ended December 31, 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020 consisted of the following:

	Total fair value at March 31, 2021	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$11,132,240	$-	$-	$11,132,240

	Total fair value at December 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$3,390,504	$-	$-	$3,390,504

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2021 and December 31, 2020, the Company had a derivative liability of $11,132,240 and $3,390,504, respectively.

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

3.	Property and Equipment

Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Computers and office equipment	$217,155	$217,155
Vehicles	58,635	58,635
Leasehold improvements	21,885	21,885
Total	297,675	297,675

Less: accumulated depreciation	(284,265)	(283,489)

Equipment, net	$13,410	$14,186

During the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $776 and $1,217, respectively.

4.	Intangible Assets

Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at March 31, 2021	Net carrying value at December 31, 2020
Customer relationship and lists	$136,000	$97,273	$-	$38,727	$46,614
Trade names	631,000	59,903	-	571,097	575,954

Total intangible assets	$767,000	$157,176	$-	$609,824	$622,568

During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $12,744 and $12,744, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2021	$38,232
2022	34,494
2023	19,428
2024	19,428
2025	19,428
Thereafter	478,814
Total	$609,824

5.	Related Party Transactions

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

If the High Wire Networks, Inc. (“High Wire”) transaction as proposed closes, the Series B preferred stock shares will be exchanged for 1,500 shares of Class D stock (refer to Note 14, Commitments and Contingencies, for additional detail).

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

Loans Payable to Related Parties

As of March 31, 2021 and December 31, 2020, the Company had outstanding the following loans payable to related parties:

	March 31,	December 31,
	2021	2020
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022	$554,031	$554,031
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022	23,894	23,894
Total	$577,925	$577,925

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

On January 14, 2021, the Company entered into an agreement with the holder whereby the conversion price was updated to $0.06 per share, subject to adjustment based on the terms of the note. The Company accounted for the change in conversion price in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as an extinguishment. As a result of the extinguishment, the embedded conversion option no longer qualified for derivative accounting. The fair value of the embedded conversion option on the date of the amendment was $13,000. This amount was added to additional paid in capital during the three months ended March 31, 2021.

As of March 31, 2021, the Company owed $23,894 pursuant to this agreement.

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

On January 14, 2021, the Company entered into an agreement with the holder whereby the conversion price was updated to $0.06 per share, subject to adjustment based on the terms of the note. The Company accounted for the change in conversion price in accordance with ASC 470-50 “Modifications and Extinguishments”. In accordance with ASC 470-50, the Company accounted for the extension as an extinguishment. As a result of the extinguishment, the embedded conversion option no longer qualified for derivative accounting. The fair value of the embedded conversion option on the date of the amendment was $302,000. This amount was added to additional paid in capital during the three months ended March 31, 2021.

As of March 31, 2021, the Company owed $554,031 pursuant to this agreement.

6.	Loans Payable

As of March 31, 2021 and December 31, 2020, the Company had outstanding the following loans payable:

	March 31,	December 31,
	2021	2020
Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand	$41,361	$41,361
Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand	7,760	7,760
Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand	2,636	2,636
Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand	15,000	15,000
Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand	7,500	7,500
Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand	50,000	50,000
Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand	12,000	12,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures April 16, 2021, net of debt discount of $180 and $1,072	4,039	18,334
Future receivables financing agreement with Cedar Advance Funding, non-interest bearing, matures April 27, 2021, net of debt discount of $37,807	-	160,390
CARES Act Loans	4,920,125	2,920,125
Total	5,277,821	3,452,506

Less: Long-term portion of loans payable	(4,920,125)	(2,920,125)

Loans payable, current portion, net of debt discount	$357,696	$532,381

*	During May 2019, as a result of shares of common stock issued to InterCloud as a result of conversions of convertible debentures, the Company determined that InterCloud was a related party. During the year ended December 31, 2020, due to additional shares issued by the Company, the Company determined that InterCloud was no longer a related party. The effective date of the reclassification was January 1, 2019.

Promissory note issued to J. Thacker, non-interest bearing, unsecured and due on demand

The Company owed $41,361 ($53,300 Canadian dollars) to a non-related party as of March 31, 2021 and December 31, 2020. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to S. Kahn, non-interest bearing, unsecured and due on demand

The Company owed $7,760 ($10,000 Canadian dollars) to a non-related party as of March 31, 2021 and December 31, 2020. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC ltd non-interest bearing, unsecured and due on demand

The Company owed $2,636 ($3,400 Canadian dollars) to a non-related party as of March 31, 2021 and December 31, 2020. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to 0738856 BC Ltd, non-interest bearing, unsecured and due on demand

The Company owed $15,000 to a non-related party as of March 31, 2021 and December 31, 2020. This promissory note is non-interest bearing, unsecured, and due on demand.

Promissory note issued to Bluekey Energy, non-interest bearing, unsecured and due on demand

The Company owed $7,500 to a non-related party as of March 31, 2021 and December 31, 2020. This promissory note is non-interest bearing, unsecured, and due on demand.

Subscription amount due to T. Warkentin non-interest bearing, unsecured and due on demand

In March 2012, the Company received $50,000 for the subscription of 167 shares of the Company’s common stock. During the year ended May 31, 2013, the Company and the subscriber agreed that the shares would not be issued and that the subscription would be returned. The subscription has been reclassified as a non-interest bearing demand loan until the funds are refunded to the subscriber. The Company owed $50,000 as of March 31, 2021 and December 31, 2020.

Promissory note issued to Old Main Capital LLC, 10% interest, unsecured and due on demand

On April 12, 2017, received $12,000 pursuant to a promissory note. The note issued is unsecured, due on demand and bears interest at a rate of 10% per annum. The Company owed $12,000 as of March 31, 2021 and December 31, 2020.

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

During the year ended December 31, 2020, the Company paid $107,156 of the original balance under the agreement. During the three months ended March 31, 2021, the Company paid $15,188 of the original balance under the agreement.

At March 31, 2021, the Company owed $4,219 pursuant to this agreement and will record accretion equal to the debt discount of $180 over the remaining term of the note.

During the period of April 1, 2021 through May 12, 2021, the Company repaid the remaining $4,219 of principal (refer to Note 17, Subsequent Events, for additional detail).

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

During January 2021, the Company made four weekly payments of $11,658 on the note described in Note 7, Loans Payable. On January 28, 2021, the Company made a final payment of $119,308 in full settlement of the note. Total cash payments during this period were $165,942, with a discount of $32,250 as a result of the Company paying the note off early. As a result of these payments, the amount owed at March 31, 2021 was $0. The Company recorded a gain on settlement of debt of $9,393 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

In connection with the acquisition of ADEX from InterCloud, $500,000 of the purchase price was retained by the Company to satisfy any outstanding liabilities of ADEX incurred prior to the closing date.

During the year ended December 31, 2019, the Company repaid $57,600 of this amount.

As of March 31, 2021, principal of $217,400 remains outstanding.

CARES Act Loans

On April 27, 2020 and October 14, 2020, the Company’s ADEX subsidiary received $2,692,125 and $150,000 respectively (the “PPP Funds”). On May 12, 2020, the Company’s AWS PR subsidiary received $78,000 in PPP Funds. ADEX entered into loan agreements with Heritage Bank of Commerce and AWS PR entered into a loan agreement with Banco Popular de Puerto Rico.

Additionally, on April 21, 2020 and May 14, 2020, the Company’s former AWS and TNS subsidiaries received $682,400 and $108,658, respectively, in PPP Funds. AWS entered into a loan agreement with Iberia Bank and TNS entered into a loan agreement with TCF National Bank. In connection with the sales of these subsidiaries, these CARES Act Loans were assumed by the purchasers.

On March 29, 2021, ADEX received an additional $2,000,000 CARES Act Loan. The Company is unable to use these funds until ADEX’s original $2,692,125 CARES Act Loan is forgiven. The $2,000,000 is currently in restricted cash on the unaudited condensed consolidation balance sheet as of March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, the aggregate balance of these loans was $4,920,125 and $2,920,125, respectively, and is included in loans payable on the unaudited condensed consolidated balance sheets.

On April 21, 2021, AWS PR received approval for forgiveness of its CARES Act Loan (refer to Note 17, Subsequent Events, for additional detail).

As of the date of this report, ADEX has applied to have their first two CARES Act Loans forgiven and are awaiting a decision from the SBA.

7.	Convertible Debentures

As of March 31, 2021 and December 31, 2020, the Company had outstanding the following convertible debentures:

	March 31,		December 31,
	2021		2020
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$490,362	*	$594,362
Convertible promissory note, Efrat Investments LLC, 10% interest, secured, matures October 5, 2021, net of debt discount of $74,911 and $132,000	3,089		-
Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021	235,989		257,442
Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021, net of debt discount of $119,632 and $169,957	11,618		5,043
Convertible promissory note, IQ Financial Inc., Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $256,319	33,155		-
Convertible promissory note, IQ Financial Inc., Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $322,656	19,449		-
Convertible promissory note, SCS, LLC, 24% interest, unsecured, matured March 30, 2020, due on demand	-		51,788
Convertible promissory note, GS Capital Partners, LLC, 8% interest, secured. matures October 24 2020	-		54,500
Convertible promissory note, Crown Bridge Partners, LLC, 10% interest, unsecured, matured November 21, 2020	-		39,328
Total	793,662		1,002,463

Less: Long-term portion of convertible debentures, net of debt discount	(52,604)		-

Convertible debentures, current portion, net of debt discount	$741,058		$1,002,463

*	During the three months ended March 31, 2021, this note was assigned to Cobra Equities SPV, LLC by Barn 11.

The Company’s convertible debentures have an effective interest rate range of 12.8% to 174.5%.

Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019

On February 21, 2018, the Company issued a convertible note with a principal amount of $500,000 and a warrant with a term of three years to purchase up to 417 shares of common stock of the Company at an exercise price of $480.00 per share to Barn 11. The exercise price of the warrant was to reduce to 85% of the closing price of the Company’s common stock if the closing price of the Company’s common stock was less than $480.00 on July 31, 2018. The note was due on January 15, 2019, and in February 2019, the maturity date was extended to June 1, 2019, and bears interest at 6% per annum. The note was convertible into common shares of the Company at a conversion price equal to the lower of 80% of the lowest volume-weighted average price during the 5 trading days immediately preceding the date of conversion and $300.00 (the “Floor”), unless the note was in default, at which time the Floor terminated.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $571,079 and the warrant of $158,772 resulted in a discount to the note payable of $500,000 and an initial derivative expense of $229,851.

On June 1, 2019, the Company was in default on the note. As a result of the default, a 15% premium was added to the balance owed, including all accrued interest. Subsequent to the default, the new principal balance of the note was $619,362, with interest accruing at 18% per annum. Additionally, $466,000 was added to the derivative liability balance in connection with the default. The conversion price subsequent to the default was changed to 60% of the lowest VWAP for the 10 consecutive trading days immediately preceding the conversion.

The Company owed $594,362 as of December 31, 2020.

On January 27, 2021, Barn 11 assigned the full outstanding amount of principal and accrued interest to a third party, Cobra Equities SPV, LLC (refer to the “Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019” section of this note for further detail).

Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019

On January 27, 2021, Cobra Equities SPV, LLC was assigned by Barn 11 the full outstanding amount principal and accrued of the note described in the “Convertible promissory note, Barn 11, 18% interest, unsecured, matured June 1, 2019” section of this note. In connection with the assignment, Cobra Equities SPV, LLC become the holder of the initial holder’s interest in the note and all related documents to the note transaction. At the time of the assignment, the principal balance of the note was $594,362 and there was accrued interest totaling $213,238.

Interest accrues on the note at 18% per annum. The note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest VWAP for the 10 consecutive trading days immediately preceding the conversion. The warrants issued to Barn 11 with the original note expired on February 21, 2021.

During the three months ended March 31, 2021, the holder of the assigned note converted $104,000 of principal and $235,000 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $751,900 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

The Company owed $490,362 as of March 31, 2021.

Convertible promissory note, Dominion Capital, 12% interest, unsecured, matured October 17, 2020

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

On September 30, 2020, in connection with a stock purchase agreement, the Company entered into an amendment with Dominion and WaveTech Group, Inc. The parties agreed that as of the date of the amendment the outstanding principal and accrued interest was $1,141,769. The Company and WaveTech Group Inc. each agreed that the final payment of $1,141,769 due on October 1, 2020 be amended so that the Company and WaveTech Group Inc. be required to make payments of $570,885 on or before each of October 1, 2020 and November 1, 2020. As a result of this amendment, the amount owed by the Company to Dominion was reduced by the $570,885 of payments that WaveTech Group Inc. is responsible for. On September 30, 2020, the Company made the first payment of $285,442 under the terms of the amendment. On October 30, 2020, Dominion agreed to accept a payment of $35,000 from the Company and postpone the final payment until December 1, 2020.

During the year ended December 31, 2020 the Company paid $853,537 of principal.

On December 1, 2020, the holder of the note assigned the full outstanding amount to a third party, SCS Capital Partners, LLC (refer to the “Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021” section of this note for further detail).

In connection with the assignment, the Company recorded a loss on settlement of debt of $399,306 to the consolidated statement of operations for the year ended December 31, 2020.

Convertible promissory note issued in connection with the acquisition of TNS, Inc.

On January 4, 2019, as part of the acquisition of TNS, the Company issued to InterCloud a convertible promissory note in the aggregate principal amount of $620,000 (the “Note”). The interest on the outstanding principal due under the Note accrued at a rate of 6% per annum. All principal and accrued interest under the Note was due January 30, 2020, and was convertible, at any time at InterCloud’s election, into shares of common stock of the Company at a conversion price equal to the greater of 75% of the lowest volume-weighted average price during the 10 trading days immediately preceding the date of conversion and $30.00.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $189,000 resulted in a discount to the note payable of $144,000.

On January 28, 2019, the holder of the convertible promissory note entered into agreement to sell and assign a total of $620,000 of the $620,000 outstanding principal to two third parties, with $186,000 and $434,000 of principal assigned to each party (refer to the “Convertible promissory note, Michael Roeske, 6% interest, unsecured, matures December 31, 2020” and “Convertible promissory note, Joel Raven, 6% interest, unsecured, matures December 31, 2020” sections of this note for further detail). The Company approved and is bound by the assignment and sale agreement.

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

On September 30, 2020, the Company entered into a stock purchase agreement whereby the outstanding balance of $148,800 was assigned to the purchaser.

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

On September 30, 2020, the Company entered into a stock purchase agreement whereby the outstanding balance of $347,200 was assigned to the purchaser.

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

During the year ended December 31, 2020, the holder of the note converted $123,000 of principal and $13,429 of accrued interest into shares of the Company’s common stock. As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $948,292 to the consolidated statement of operations for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the holder of the note converted $68,500 of principal and $6,148 of accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on settlement of debt of $82,185 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $54,500 pursuant to this agreement.

During the three months ended March 31, 2021, the holder of the note converted $54,500 of principal and $5,346 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the amount owed at March 31, 2021 was $0. The Company recorded a loss on settlement of debt of $42,519 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

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

During the year ended December 31, 2020, the holder of the note converted $12,000 of principal and $720 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the Company recorded a loss on settlement of debt of $7,013 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $51,788 pursuant to this agreement.

During the three months ended March 31, 2021, the holder of the note converted $39,030 of principal and $2,341 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the amount owed at March 31, 2021 was $0. The Company recorded a loss on settlement of debt of $221,097 to the consolidated statement of operations for the year ended December 31, 2020.

In connection with the final conversion, the holder of the note forgave the $12,758 of principal that had been added to the note after the default.

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

During the year ended December 31, 2020, the holder of the note converted $148,000 of principal and $5,520 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $262,732 to the consolidated statement of operations for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the holder of the note converted $68,500 of principal and $2,540 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $42,342 to the consolidated statement of operations for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the holder of the note converted $58,000 of principal and $3,656 of accrued interest into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2020 was $0. The Company recorded a loss on settlement of debt of $69,438 to the consolidated statement of operations for the year ended December 31, 2020.

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

The interest on the outstanding principal due under the first tranche of the note accrued at a rate of 10% per annum. All principal and accrued but unpaid interest under the first tranche of the note was due on November 21, 2020. The first tranche of the note was convertible into shares of the Company’s common stock at 60% of the average of the three lowest VWAPs in the 20 trading days prior to and including the conversion date.

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

During the year ended December 31, 2020, the holder of the note converted $35,672 of principal and $6,000 of accrued interest into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on settlement of debt of $101,629 to the consolidated statement of operations for the year ended December 31, 2020.

At December 31, 2020, the Company owed $39,328 pursuant to the first tranche of this agreement.

On January 29, 2021, the Company repaid the outstanding principal and accrued interest related to the first tranche of the note. The total payment amount of $47,561 consisted of $39,328 of principal and $8,233 of accrued interest. The Company recorded a gain on settlement of debt of $94,000 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

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

The terms of the note dictated that principal payments of $16,500 be made monthly on the 1st of the month beginning on November 1, 2020. During the year ended December 31, 2020, the Company paid $33,000 of principal. During the three months ended March 31, 2021, the Company paid $16,500 of principal.

During the three months ended March 31, 2021, in lieu of continuing the $16,500 monthly payments, the holder of the note converted $37,500 of principal into shares of the Company’s common stock (refer to Note 10, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $287,250 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

At March 31, 2021, the Company owed $78,000 pursuant to this agreement and will record accretion equal to the debt discount of $74,911 over the remaining term of the note.

Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021

On December 1, 2020, Dominion Capital LLC assigned the note described in the “Convertible promissory note, Dominion Capital, 12% interest, unsecured, matured October 17, 2020” section of this note to SCS Capital Partners, LLC. The Company issued to SCS Capital Partners, LLC a new secured convertible promissory note in the principal amount of $257,442.

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

During the three months ended March 31, 2021, the Company paid $21,453 of principal.

At March 31, 2021, the Company owed $235,989 pursuant to this agreement.

Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021

On December 29, 2020, the Company issued to SCS Capital Partners, LLC a secured convertible promissory note in the principal amount of $175,000 for a purchase price of $150,000, resulting in an original issue discount of $25,000.

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

During the three months ended March 31, 2021, the Company paid $43,750 of principal.

At March 31, 2021, the Company owed $131,250 pursuant to this agreement and will record accretion equal to the debt discount of $119,632 over the remaining term of the note.

During the period of April 1, 2021 through May 12, 2021, the note was amended to increase the principal amount as additional funds were received (refer to Note 17, Subsequent Events, for additional detail).

Convertible promissory note, IQ Financial Inc., 9% interest, secured, matures January 1, 2023

On January 27, 2021, the Company entered into and closed on a convertible note purchase agreement with IQ Financial Inc., pursuant to which the Company issued to IQ Financial Inc. a secured convertible promissory note in the aggregate principal amount of $631,579 for an aggregate purchase price of $600,000. The Company received the funds in two disbursements – $275,000 on January 28, 2021 and $325,000 on March 1, 2021 (refer to the “Convertible promissory note, IQ Financial Inc. Tranche 1, 9% interest, secured, matures January 1, 2023” and “Convertible promissory note, IQ Financial Inc. Tranche 2, 9% interest, secured, matures January 1, 2023” sections below for additional detail.

Convertible promissory note, IQ Financial Inc. Tranche 1, 9% interest, secured, matures January 1, 2023

On January 28, 2021, the Company received the first tranche of the note discussed in the “Convertible promissory note, IQ Financial Inc., 9% interest, secured, matures January 1, 2023” above. The Company received $275,000, with an original issue discount of $14,474.

The interest on the outstanding principal due under the secured note accrues at a rate of 9% per annum. All principal and accrued but unpaid interest under the secured note is due on January 1, 2023. The holder may begin converting the note into shares of the Company’s common stock six months after issuance when it is Rule 144 eligible. The conversion price is fixed at $0.05 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $689,000 resulted in an additional discount to the note payable of $275,000, for a total debt discount of $289,474. Additionally, the Company recorded an initial derivative expense of $414,000 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

At March 31, 2021, the Company owed $289,474 pursuant to this agreement and will record accretion equal to the debt discount of $256,319 over the remaining term of the note.

Convertible promissory note, IQ Financial Inc. Tranche 2, 9% interest, secured, matures January 1, 2023

On March 1, 2021, the Company received the second tranche of the note discussed in the “Convertible promissory note, IQ Financial Inc., 9% interest, secured, matures January 1, 2023” above. The Company received $325,000, with an original issue discount of $17,105.

The interest on the outstanding principal due under the secured note accrues at a rate of 9% per annum. All principal and accrued but unpaid interest under the secured note is due on January 1, 2023. The holder may begin converting the note into shares of the Company’s common stock six months after issuance when it is Rule 144 eligible. The conversion price is fixed at $0.05 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $2,381,000 resulted in an additional discount to the note payable of $325,000, for a total debt discount of $342,474. Additionally, the Company recorded an initial derivative expense of $2,056,000 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

At March 31, 2021, the Company owed $342,105 pursuant to this agreement and will record accretion equal to the debt discount of $322,656 over the remaining term of the note.

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

Under the terms of the agreement, if the shares issued upon execution of the note are no longer worth $87,500 at the time of the shares becoming eligible for resale pursuant to Rule 144, the Company shall issue additional shares to the holder in an amount holding a market value to equal the difference between the value of these shares and $87,500. The 9,755 shares became eligible for resale pursuant to Rule 144 during August 2020 and the value was less than $87,500. As a result, the Company began issuing additional shares to the holder (refer to Note 10, Common Stock, for additional detail). During the year ended December 31, 2020, the Company issued an aggregate of 1,542,000 shares to the holder and recorded a loss on fair value of additional shares of $109,706 to the consolidated statement of operations for the year ended December 31, 2020.

On February 3, 2021, the Company issued 1,015,505 shares of common stock to CCAG Investments, LLC upon the cashless exercise of the warrant associated with the convertible debenture (refer to Note 10, Common Stock, for additional detail). In connection with the exercise, the Company recorded a loss on settlement of warrants of $59,853 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

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

In connection with the issuance of the note, the Company also issued to FJ Vulis and Associates, LLC 9,755 shares of common stock.

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

Under the terms of the agreement, if the shares issued upon execution of the note are no longer worth $87,500 at the time of the shares becoming eligible for resale pursuant to Rule 144, the Company shall issue additional shares to the holder in an amount holding a market value to equal the difference between the value of these shares and $87,500. The 9,755 shares became eligible for resale pursuant to Rule 144 during August 2020 and the value was less than $87,500. As a result, the Company began issuing additional shares to the holder (refer to Note 10, Common Stock, for additional detail). During the year ended December 31, 2020, the Company issued an aggregate of 900,000 shares to the holder and recorded a loss on fair value of additional shares of $68,040 to the consolidated statement of operations for the year ended December 31, 2020.

On February 9, 2021, the Company issued 989,587 shares of common stock to FJ Vulis and Associates, LLC upon the cashless exercise of the warrant associated with the convertible debenture (refer to Note 10, Common Stock, for additional detail). In connection with the exercise, the Company recorded a loss on settlement of warrants of $57,802 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company issued an aggregate of 642,000 shares to the holder and recorded a loss on fair value of additional shares of $41,730 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

8.	Factor Financing

On February 11, 2020, pursuant to an assignment and consent agreement, Bay View Funding purchased and received all of Heritage’s right, title, and interest in the loan and security agreement with the Company’s wholly-owned subsidiary, ADEX, discussed in Note 6, Loans Payable. In connection with the agreement, the Company received $3,024,532 from Bay View Funding. This money was used to pay off the amounts owed to Heritage at the time of the assignment and consent agreement. The initial term of the factoring agreement is twelve months from the initial funding date.

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

During the three months ended March 31, 2021 and 2020, the Company paid $99,879 and $27,543, respectively, in factoring fees. These amounts are included within general and administrative expenses on the consolidated statement of operations. In addition, during the three months ended March 31, 2021 and 2020, the Company incurred finance charges of $0 and $22,090, respectively. Finance charges are included within interest expense on the consolidated statement of operations.

On February 11, 2021, the initial term of the factor financing expired. The agreement has been extended on a month to month basis.

During the year ended December 31, 2020, the Company received an aggregate of $16,563,092, including the initial proceeds of $3,024,532, and repaid an aggregate of $14,648,481. During the three months ended March 31, 2021, the Company received an aggregate of $3,362,760 and repaid an aggregate of $3,277,703. The Company owed $1,999,668 under the agreement as of March 31, 2021.

9.	Derivative Liabilities

The embedded conversion options of the convertible debentures described in Note 7, Convertible Debentures, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 12, Share Purchase Warrants and Stock Options. As of March 31, 2021, the derivative liability balance of $11,132,240 was comprised of $10,039,000 of derivatives related to the Company’s convertible debentures, and $1,093,240 of derivatives related to the Company’s share purchase warrants and stock options As of December 31, 2020, the derivative liability balance of $3,390,504 was comprised of $3,252,000 of derivatives related to the Company’s convertible debentures, and $138,504 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31,	December 31,
	2021	2020
Balance at the beginning of the period	$3,390,504	$992,733
Change in fair value of embedded conversion option	5,270,344	662,968
Conversion of derivative liability	(44,000)	(180,000)
Repayment of convertible note	(94,000)	(36,000)
Fair value of stock option derivatives at issuance	553,535	44,700
Original discount limited to proceeds of notes	600,000	380,000
Fair value of derivative liabilities in excess of notes proceeds received	2,470,000	494,000
Fair value of warrant exercises	(699,143)	-
Impact of note extinguishment	(315,000)	803,300
Fair value of warrant derivatives at issuance	-	228,803
Balance at the end of the period	$11,132,240	$3,390,504

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2020	249 - 325%	0.09 - 0.13%	0%	0.25 - 2.76
At March 31, 2021	273 - 340%	0.03 - 0.26%	0%	0.25 - 2.45

10.	Common Stock

Authorized Shares

On November 15, 2017, the Company revised its authorized share capital to increase the number of authorized common shares from 275,000,000 common shares with a par value of $0.00001, to 750,000,000 common shares with a par value of $0.00001. On March 6, 2019, the Company revised its authorized share capital to increase the number of authorized common shares from 750,000,000 common shares with a par value of $0.00001, to 1,000,000,000 common shares with a par value of $0.00001. The reverse stock split discussed in Note 2, Significant Accounting Policies, did not change the number of authorized shares of the Company’s common stock.

Treasury Stock

The Company holds 2,071 common shares in treasury at a cost of $277,436.

Issuance of shares pursuant to a GS Capital Partners, LLC convertible debenture

On January 11, 2021, the Company issued 668,787 shares of common stock to GS Capital Partners, LLC upon the conversion of $29,000 of principal and $2,803 of accrued interest pursuant to the convertible debenture described in Note 7, Convertible Debentures.

On January 25, 2021, the Company issued 694,707 shares of common stock to GS Capital Partners, LLC upon the conversion of $25,500 of principal and $2,543 of accrued interest pursuant to the convertible debenture described in Note 7, Convertible Debentures.

Additional Shares Issued Pursuant to Convertible Debentures

On January 18, 2021, the Company issued 642,000 shares of common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture described in Note 7, Convertible Debentures.

Issuance of shares pursuant to an SCS, LLC convertible debenture

On February 1, 2021, the Company issued 919,356 shares of common stock to SCS, LLC upon the conversion of $39,030 of principal and $2,341 of accrued interest pursuant to the convertible debenture described in Note 7, Convertible Debentures.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On February 1, 2021, the Company issued 760,234 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $26,000 of accrued interest pursuant to the convertible debenture described in Note 7, Convertible Debentures.

On February 19, 2021, the Company issued 809,524 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $136,000 of accrued interest pursuant to the convertible debenture described in Note 7, Convertible Debentures.

On March 15, 2021, the Company issued 819,444 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $104,000 of principal and $73,000 of accrued interest pursuant to the convertible debenture described in Note 7, Convertible Debentures.

Issuance of shares pursuant to an Efrat Investments LLC convertible debenture

On February 2, 2021, the Company issued 750,000 shares of common stock to Efrat Investments LLC upon the conversion of $37,500 of principal pursuant to the convertible debenture described in Note 7, Convertible Debentures.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On January 28, 2021, the Company issued 397,272 shares of common stock to M2B Funding upon the conversion of 38,734 shares of Series A preferred stock with a stated value of $1 per share.

On February 9, 2021, the Company issued 738,462 shares of common stock to M2B Funding upon the conversion of 72,000 shares of Series A preferred stock with a stated value of $1 per share.

Issuance of shares pursuant to a CCAG Investments, LLC warrant

On February 3, 2021, the Company issued 1,015,505 shares of common stock to CCAG Investments, LLC upon the cashless exercise of a warrant described in Note 7, Convertible Debentures.

Issuance of shares pursuant to a FJ Vulis and Associates, LLC warrant

On February 9, 2021, the Company issued 989,587 shares of common stock to FJ Vulis and Associates, LLC upon the cashless exercise of a warrant described in Note 7, Convertible Debentures.

Issuance of shares pursuant to exchange agreement with Oasis Capital, LLC

On February 22, 2021, the Company issued 250,000 shares of common stock to Oasis Capital, LLC pursuant to an exchange agreement described in Note 14, Commitments and Contingencies.

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

On January 27, 2021, the Company made the fifth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.0975 per share. The Company accounted for the amendment as an extinguishment and recorded a deemed dividend of $83,987 for the three months ended March 31, 2021 in accordance with ASC 260-10-599-2.

Subsequent to the fifth amendment, the principal terms of the Series A preferred stock shares were as follows:

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

Holders of Series A preferred stock shares began converting into shares of common stock during May 2018.

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

If the High Wire transaction as proposed closes, the Series B preferred stock shares will be exchanged for 1,500 shares of Class D stock (refer to Note 14, Commitments and Contingencies, for additional detail).

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

On September 30, 2020, the Company sold its interest in WaveTech GmbH. As a result of the sale, the Series C shares will not be issued.

12.	Share Purchase Warrants and Stock Options

From time to time, the Company issues share purchase warrants and stock options, which are classified as liabilities. The total fair value of the Company’s share purchase warrants and stock options was $1,093,240 and $138,504 as of March 31, 2021 and December 31, 2020, respectively. This amount is included in derivative liabilities on the consolidated balance sheets. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 9, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of March 31, 2021 and December 31, 2020 was 2.3 years and 2.0 years, respectively. The weighted-average remaining life on the stock options as of March 31, 2021 and December 31, 2020 was 4.9 years and 0.9 years, respectively. The stock options outstanding at March 31, 2021 and December 31, 2020 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the three months ended March 31, 2021:

	Number of warrants		Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	4,812,996		$39.72	$14,583
Issued	-		-
Exercised	(2,430,556	)*	0.07
Expired	(527,893)		360.09
Balance at March 31, 2021	1,854,547		$0.48	$465,000

*	During the three months ended March 31, 2021, CCAG Investments, LLC and FJ Vulis and Associates, LLC exercised the warrants described in Note 7, Convertible Debentures. Both CCAG Investments, LLC and FJ Vulis and Associates, LLC were issued $87,500 worth of warrants at an initial exercise price per share of the lower of $9.00 and the lowest daily traded price of the Company’s common stock on the day the shares purchased under the warrant agreement would become rule 144 eligible, resulting in 9,723 warrants for each party on the date of issuance. The warrant shares issued to CCAG Investments, LLC and FJ Vulis and Associates, LLC became rule 144 eligible on August 7, 2020, when the lowest traded price of the Company’s common stock was $0.07. Because the lowest daily traded price of the Company’s common stock on that date was lower than $9.00, the outstanding warrants increased to a combined 2,430,556. On February 3, 2021 and February 9, 2021, CCAG Investments, LLC and FJ Vulis and Associates, LLC executed a cashless exercise of their warrants in full and were issued 1,015,505 and 989,587 shares, respectively.

As of March 31, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
1,667	300.00	5/17/2018	5/17/2021	0.38
380	324.00	10/10/2018	10/10/2021	0.78
2,500	30.00	11/21/2019	11/21/2022	1.89
200,000	0.18	7/14/2020	7/1/2021	0.50
1,650,000	0.10	10/5/2020	10/5/2023	2.76
1,854,547

The following table summarizes the activity of stock options for the three months ended March 31, 2021:

	Number of stock options		Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	5,000		$9.00	$-
Issued	961,330	*	0.58
Expired	-		-
Balance at March 31, 2021	966,330		$0.62	$-

*	On February 23, 2021, the Company granted 961,330 non-qualified stock options to Roger M. Ponder, Keith W. Hayter, and two consultants. Mr. Ponder and Mr. Hayter received grants 323,763 and 482,393 stock options, respectively. The consultants each received grants of 77,587 stock options. The stock options were issued in settlement of amounts owed as of December 31, 2020. The stock options have an exercise price of $0.58 per share and vested immediately upon issuance.

As of March 31, 2021, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date
5,000	9.00	11/25/2019	11/25/2021
323,763	0.58	2/23/2021	2/23/2026
482,393	0.58	2/23/2021	2/23/2026
77,587	0.58	2/23/2021	2/23/2026
77,587	0.58	2/23/2021	2/23/2026
966,330

13.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Operating lease assets	$108,537	$116,817

Operating lease liabilities:
Current operating lease liabilities	114,509	122,838
Total operating lease liabilities	$114,509	$122,838

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays.

During the three months ended March 31, 2021 and 2020, the Company recognized operating lease expense of $23,582 and $52,308, respectively. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations. During the three months ended March 31, 2021 and 2020, short-term lease costs were $15,877 and $50,073, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $23,632 and $51,799 for the three months ended March 31, 2021 and 2020, respectively, and this amount is included in operating activities in the consolidated statements of cash flows. During the three months ended March 31, 2021 and 2020, respectively, the Company reduced its operating lease liabilities by $8,329 and $31,662 for cash paid.

The operating lease liabilities as of March 31, 2021 reflect a weighted average discount rate of 51%. The weighted average remaining term of the leases is 1.87 years. Remaining lease payments as of March 31, 2021 are as follows:

Year ending December 31,
2021	72,282
2022	86,681
2023	21,330
Total lease payments	180,293
Less: imputed interest	(65,784)
Total	$114,509

14.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 13, Leases, for amounts expensed during the three months ended March 31, 2021 and 2020).

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

On February 19, 2021, the Company entered into an exchange agreement with Oasis Capital, LLC which terminated the obligations of the August 29, 2019 agreement discussed above.

In exchange for 250,000 shares of the Company’s common stock, which were issued on February 22, 2021, Oasis Capital LLC surrendered the note and all other documents and agreements, including any warrants, contained in the original agreement. As a result of the exchange agreement, the Company recorded a loss on contract cancellation of $164,950 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

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

15.	Segment Disclosures

During the three months ended March 31, 2021 and 2020, the Company had two operating segments including:

●	ADEX/AWS PR/TROP, which is comprised of the ADEX Entities, AWS PR, and Tropical.

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three months ended March 31, 2021 is presented below:

	Three Months Ended March 31, 2021
	Spectrum Global	ADEX/AWS PR/TROP	Total
Net sales	$-	$4,065,989	$4,065,989
Operating loss	(438,559)	(112,760)	(551,319)
Interest expense	93,193	1,511	94,704
Depreciation and amortization	-	13,520	13,520
Total assets as of March 31, 2021	113,755	6,262,575	6,376,330

Geographic information as of and for the three months ended March 31, 2021 is presented below:

	Revenues For The Three Months Ended March 31, 2021	Long-lived Assets as of March 31, 2021
Puerto Rico and Canada	$384,360	$13,410
United States	3,681,629	1,049,584
Consolidated total	4,065,989	1,062,994

Financial statement information by operating segment for the three months ended March 31, 2020 and as of December 31, 2020 is presented below:

	Three Months Ended March 31, 2020
	Spectrum Global	AWS/ADEX	Total
Net sales	$-	$5,216,346	$5,216,346
Operating loss	(745,563)	(193,241)	(938,804)
Interest expense	341,226	72,134	413,360
Depreciation and amortization	-	13,961	13,961
Total assets as of December 31, 2020	63,667	4,263,725	4,327,392

Geographic information for the three months ended March 31, 2020 and as of December 31, 2020 is presented below:

	Revenues For The Three Months Ended March 31, 2020	Long-lived Assets as of December 31, 2020
Puerto Rico and Canada	$178,637	$14,186
United States	5,037,709	1,070,608
Consolidated total	5,216,346	1,084,794

16.	Discontinued Operations

 During the year ended December 31, 2020, the Company disposed of its TNS and AWS subsidiaries. The Company determined that both sales qualified for discontinued operations treatment.

The results of operations of TNS and AWS have been included within loss on discontinued operations, net of tax on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

The following table shows the statement of operations for the Company’s discontinued operations for the three months ended March 31, 2020:

For the three months ended
March 31, 2020

Revenue	$1,914,133

Operating expenses:
Cost of revenues	2,128,627
Depreciation and amortization	83,212
Salaries and wages	257,092
General and administrative	167,950
Total operating expenses	2,636,881

Loss from operations	(722,748)

Other (expenses) income:
Interest expense	(2,787)
Total other expense	(2,787)

Pre-tax loss from operations	(725,535)

Provision for income taxes	-

Loss on discontinued operations, net of tax	$(725,535)

17.	Subsequent Events

Proposed acquisition

On April 13, 2021, the Company, SVC, Inc., Secure Voice Corp. (“SVC”) and Telecom Assets Corp. (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) whereby the Seller agreed to sell SVC to the Company, in exchange for $2,500,000 in cash and up to $6,500,000 (less up to $2,000,000 in assumed liabilities) of a newly established series of convertible preferred stock of the Company. The closing of the transaction contemplated by the Agreement is subject to certain closing conditions, as set forth in the Agreement.

The business being purchased by the Company is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. A transition services agreement will be entered into in order to begin the integration process prior to the closing of the transaction.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On April 15, 2021, the Company issued 932,867 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $106,000 of principal and $6,000 of accrued interest pursuant to a convertible debenture.

CARES Act Loan forgiveness

On April 21, 2021, AWS PR received approval for forgiveness of its $78,000 CARES Act Loan.

Additional principal amounts for a convertible promissory note to SCS Capital Partners, LLC

On April 26, 2021, the Company entered into an amendment with SCS Capital Partners, LLC regarding a promissory note originally issued on December 29, 2020 in the principal amount of $175,000. In connection with the amendment, $137,500 was added to the principal balance of the note. The Company received additional funds totaling $125,000, with $62,500 of cash received on both April 30, 2021 and May 3, 2021, with an addition to the debt discount of $12,500. No other terms of the convertible promissory note were changed as a result of the amendment.

Repayment of loan with Pawn Funding

During the period of April 1, 2021 through May 12, 2021, the Company repaid the remaining $4,219 of principal outstanding to Pawn Funding.

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

Global health concerns relating to the COVID-19 outbreak have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Risks related to consumers and businesses lowering or changing spending, which impact domestic and international spend. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of its customers, suppliers and business partners. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.

The spread of COVID-19 has caused us to modify our company’s business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 situation closely. As of May 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect our financial condition.

Results of Operations for the Three Month Periods Ended March 31, 2021 and March 31, 2020

Our operating results for the three month periods ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	Difference

Revenue	$4,065,989	$5,216,346	$(1,150,357)
Operating expenses	4,617,308	6,155,150	(1,537,842)
Other expense	(9,540,317)	(1,867,363)	(7,672,954)
Loss on discontinued operations, net of tax	-	(725,535)	725,535
Net loss	(10,091,636)	(3,531,702)	(6,559,934)

Revenues

Our revenue decreased from $5,216,346 for the three months ended March 31, 2020 to $4,065,989 for the three months ended March 31, 2021. The decrease is primarily related to a $1,395,451 decrease in sales for our ADEX subsidiary. Sales to ADEX’s largest customer for the three months ended March 30, 2021 decreased $1,437,472 in the three months ended March 31, 2021. Another three customers saw combined decreases of $661,090 in the three months ended March 31, 2021 compared to the same period of 2020. These decreases were partially offset by a combined increase of $716,266 in sales to two ADEX customers during the three months ended March 31, 2021 compared to the same period of 2020.

Additionally, our operations, as well as the operations of many of our customers, were impacted by the ongoing COVID-19 pandemic, which negatively impacted our revenues for both periods. We anticipate that as the COVID-19 restrictions are removed, revenues should begin to increase.

If the High Wire transaction as proposed closes, we anticipate significantly higher revenues in the remainder of 2021 and beyond.

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

Operating Expenses

During the three months ended March 31, 2021, our operating expenses were $4,617,308, compared to operating expenses of $6,155,150 for the same period of 2020. The decrease of $1,537,842 is primarily related to a $1,135,529 decrease in cost of revenues as a result of the decrease in sales as discussed above.

If the High Wire transaction as proposed closes, we anticipate significantly higher operating expenses in the remainder of 2021 and beyond.

Other Expense

During the three months ended March 31, 2021, we had other expense of $9,540,317, compared to other expense of $1,867,363 for the same period of 2020. The increase of $7,991,610 is primarily related to increases in the loss on settlement of debt, loss on change in fair value of derivatives, and initial derivative expense of $1,008,471, $4,456,714, and $2,470,000, respectively.

Net Loss

For the three months ended March 31, 2021, we incurred a net loss of $10,091,636, compared to a net loss of $3,531,702 for the same period in 2020.

Liquidity and Capital Resources

As of March 31, 2021, our total current assets were $5,313,336 and our total current liabilities were $12,922,209, resulting in a working capital deficit of $7,608,873, compared to a working capital deficit of $6,115,451 as of December 31, 2020.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three months ended March 31,
	2021	2020

Net cash used in operating activities	$(548,240)	$(276,731)
Net cash used in investing activities	-	-
Net cash and restricted cash provided by (used in) financing activities	2,382,897	(63,783)
Change in cash and restricted cash	$1,834,657	$(340,514)

For the three months ended March 31, 2021, cash and restricted cash increased $2,415,457, compared to a decrease in cash and restricted cash of $340,514 for the same period of 2020. The increase was primarily related to the cash provided by financing activities of $2,382,897 during the three months ended March 31, 2021. Of that amount, $2,000,000 related to a new CARES Act Loan obtained by ADEX. These funds are included in restricted cash on the unaudited condensed consolidated balance sheet as of March 31, 2021.

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

As of March 31, 2021, we had cash and restricted cash of $2,415,457 compared to $580,800 as of December 31, 2020.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended March 31, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On January 11, 2021, we issued 668,787 shares of our common stock to GS Capital Partners, LLC upon the conversion of $29,000 of principal and $2,803 of accrued interest pursuant to a convertible debenture.

On January 18, 2021, we issued 642,000 shares of our common stock to FJ Vulis and Associates, LLC, pursuant to the terms of a convertible debenture.

On January 25, 2021, we issued 694,707 shares of our common stock to GS Capital Partners, LLC upon the conversion of $25,500 of principal and $2,543 of accrued interest pursuant to a convertible debenture.

On January 28, 2021, we issued 397,272 shares of our common stock to M2B Funding upon the conversion of 38,734 shares of Series A preferred stock with a stated value of $1 per share.

On February 1, 2021, we issued 919,356 shares of our common stock to SCS, LLC upon the conversion of $39,030 of principal and $2,341 of accrued interest pursuant to a convertible debenture.

On February 1, 2021, we issued 760,234 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $26,000 of accrued interest pursuant to a convertible debenture.

On February 2, 2021, we issued 750,000 shares of our common stock to Efrat Investments LLC upon the conversion of $37,500 of principal pursuant to a convertible debenture.

On February 3, 2021, we issued 1,015,505 shares of our common stock to CCAG Investments, LLC upon the cashless exercise of a warrant.

 On February 9, 2021, we issued 738,462 shares of our common stock to M2B Funding upon the conversion of 72,000 shares of Series A preferred stock with a stated value of $1 per share.

On February 9, 2021, we issued 989,587 shares of our common stock to FJ Vulis and Associates, LLC upon the cashless exercise of a warrant.

On February 19, 2021, we issued 809,524 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $136,000 of accrued interest pursuant to a convertible debenture.

On February 22, 2021, we issued 250,000 shares of our common stock to Oasis Capital, LLC pursuant to an exchange agreement.

On March 15, 2021, we issued 819,444 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $104,000 of principal and $73,000 of accrued interest pursuant to a convertible debenture.

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

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: May 17, 2021	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM GLOBAL SOLUTIONS, INC.

Date: May 17, 2021	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer