Form 10-Q
period 2021-06-30
HWN, INC.
filed 2021-08-27
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53461

HWN, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5055489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

980 North Federal Highway, Suite 304, Boca Raton, Florida	32432
(Address of principal executive offices)	(Zip Code)

407-512-9102

(Registrant’s telephone number, including area code)

SPECTRUM GLOBAL SOLUTIONS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

31,808,366 common shares issued and outstanding as of August 25, 2021.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated balance sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$2,195,227	$436,448
Restricted cash	2,000,000	-
Accounts receivable, net of allowances of $38,881 and $0	6,209,809	2,519,271
Contract assets	1,066,386
Prepaid expenses and deposits	315,800	229,408
Total current assets	11,787,222	3,185,127

Property and equipment, net of accumulated depreciation of $355,099 and $294,045, respectively	365,146	384,109
Goodwill	18,742,064	5,169,719
Intangible assets, net of accumulated amortization of $18,464 and $0	6,396,974	-
Operating lease right-of-use assets	294,974	239,489
Other assets	709,545	-
Total assets	$38,295,925	$8,978,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$5,252,461	$1,479,119
Contract liabilities	827,533	464,450
Loans payable to related parties, current portion	2,547,252	-
Loans payable, current portion	1,101,616	82,425
Convertible debentures, current portion, net of discount of $642,267 and $0, respectively	671,270	-
Factor financing	2,329,524	-
Derivative liabilities, current portion	9,216,517	-
Operating lease liabilities	344,227	283,104
Total current liabilities	22,290,400	2,309,098

Long-term liabilities:
Loans payable, net of current portion	4,830,586	2,886,796
Total long-term liabilities	4,830,586	2,886,796

Total liabilities	27,120,986	5,195,894

Commitments and Contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 400,000 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	814,984	-
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 690 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,271,000	-
Total mezzanine equity	2,085,984	-

Stockholders’ Equity:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 28,278,545 and 0 issued and 28,276,474 and 0 outstanding as of June 30, 2021 and December 31, 2020, respectively	283	-
Additional paid-in capital	7,048,852	-
Retained earnings	358,381	2,896,346
Total HWN, Inc. stockholders’ equity	7,407,516	2,896,436
Non controlling interest	1,681,439	886,204
Total stockholders’ equity	9,088,955	3,782,550

Total liabilities and stockholders’ equity	$38,295,925	$8,978,444

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$7,794,068	$3,134,899	$12,867,904	$8,744,510

Operating expenses:
Cost of revenues	5,340,448	2,071,726	8,318,993	5,394,313
Depreciation and amortization	48,939	25,968	77,927	48,203
Salaries and wages	2,144,435,	1,125,272	3,400,430	2,514,957
General and administrative	790,104	450,445	1,403,826	1,109,754
Total operating expenses	8,324,436	3,673,411	13,201,176	9,067,227

Income (loss) from operations	(530,368)	(538,512)	(333,272)	(322,717)

Other income (expenses):
Interest expense	(57,984)	(39,398)	(102,411)	(68,416)
Loss) on settlement of debt	(127,643)	-	(127,643)	-
Amortization of discounts on convertible debentures and loans payable	123,730	-	123,730	-
Gain (loss) on change in fair value of derivatives	(1,576,315)	-	(1,576,315)	-
Exchange gain	10,503	-	10,502	-
Gain on settlement of warrants	5,072	-	5,072	-
Management fee income	208,668	-	208,668	-
Other income	284,604	469	284,938	687
Gain on PPP loan forgiveness	-	-	250,800	-
Total other income (expense)	(1,129,365)	(38,929)	(922,659)	(67,729)

Net loss before income taxes	(1,659,733)	(577,441)	(1,225,971)	(390,446)

Provision for income taxes	-	-	-	-

Net (loss) before non-controlling interest	(1,659,733)	(577,441)	(1,225,971)	(390,446)

Less: Net income attributable to non -controlling interest	(291,857)	(19,429)	(795,234)	(127,853)

Net (loss) attributable to HWN, Inc. common stockholders	$(1,951,590)	$(596,870)	$(2,051,165)	$(518,299)

(Loss) per share attributable to HWNs, Inc. common stockholders basic and diluted:
Net (loss) basic and diluted	$(0.36)		$(0.55)

Weighted average common shares outstanding:
Basic and diluted	4,557,157	-	2,291,167	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated statements of stockholder’s equity

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Non controlling
	Shares	$	capital	deficit	interest	Total

Balances, December 31, 2020	-	$-	$-	$2,896,346	$886,204	$3,782,550

Net loss for the period	-	-	-	(99,575)	503,378	403,803

Ending balance, March 31, 2021	-	$-	$-	$2,796,771	$1,389,582	$4,186,353

Issuance of shares for reverse merger	25,474,625	255	5,561,720	-	-	5,561,975
Stock compensation in connection with reverse merger	-	-	729,292	-	-	729,292
Fair value of convertible debt issued to HWN shareholders	-	-	-	(486,800)		(486,800)
Issuance of common stock to Cobra Equities upon conversion of a convertible debenture	1,086,917	11	306,500	-	-	306,511
Issuance of common stock to Efrat Ioldersnvestments upon conversion of a convertible debenture	660,000	6	223,733	-	-	223,739
Issuance of common stock to Dominion upon conversion of Series A preferred stock	985,651	10	209,006	-	-	209,016
Issuance of common stock to Pawn Funding upon exercise of warrants	69,281	1	18,601	-	-	18,602
Net loss for the period	-	-	-	(1,951,590)	291,857	(1,659,733)

Ending balance, June 30, 2021	28,276,474	$283	$7,048,852	$358,381	$1,681,439	$9,088,955

	Common stock		Additional paid-in	Accumulated	Non controlling
	Shares	$	capital	deficit	interest	Total
Balances, December 31, 2019	-	$-	$-	$3,509,870	$1,240,840	$4,750,710

Distributions to shareholders	-	-	-	(6,954)	(351,968)	(358,922)
Net loss for the period	-	-	-	78,571	108,425	186,996

Ending balance, March 31, 2020	-	$-	$-	$3,581,487	$997,297	$4,578,784

Net loss for the period	-	-	-	(596,870)	19,429	(577,441)

Ending balance, June 30, 2020	-	$-	$-	$2,984,617	$1,016,726	$4,001,343

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,051,165)	$(518,299)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	1,576,315	-
Amortization of discounts on convertible debentures and loans payable	(127,320)	-
Depreciation and amortization	77,927	48,203
Amortization of operating right-of-use assets	45,284	41,629
Amortization of operating right-of-use liabilities	(45,492)	(35,753)
Stock compensation	729,292	-
Loss on settlement of debt	127,643	-
Gain of forgiveness of Cares Act loan	(250,800)	-
Gain on settlement of warrants	(5,072)	-
Gain on settlement of debt	38,250	-
Changes in operating assets and liabilities:
Accounts receivable	(929,055)	890,460
Contract assets	(941,372)	410,047
Prepaid expenses and deposits	(54,921)	(137,856)
Other assets	(383,668)	-
Accounts payable and accrued liabilities	979,983	(228,496)
Contract liabilities	361,083	79,064
Net cash provided by (used) in operating activities	(853,087)	548,999

Cash flows from investing activities:
Cash acquired in reverse acquisition	2,155,707	-
Purchase of equipment	(30,000)	(80,320)
Net cash provided by (used in) investing activities	2,125,707	(80,320)

Cash flows from financing activities:
Repayments of loans payable	(26,598)	(277,003)
Proceeds from loans payable to related parties	-
Distributions to shareholders	-	(231,172)
Proceeds from Cares Act loans	873,465	1,124,200
Proceeds from convertible debentures	-	-
Repayments of convertible debentures	-	-
Proceeds from factor financing	480,972	-
Repayments of factor financing	(841,680)	-
Net cash provided by financing activities	486,159	615,025

Net increase in cash	1,758,779	1,084,704

Cash, beginning of period	436,448	917,790
Restricted cash, beginning of period	-	-
Cash and restricted cash, beginning of period	$436,448	$917,790

Cash, end of period	2,195,227	2,002,494
Restricted cash, end of period	2,000,000	-
Cash and restricted cash, end of period	$4,195,227	$2,002,494

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,758	$6,758
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$530,250	$-
Common stock issued for conversion of Series A preferred stock	$209,016	$-
Common stock issued upon cashless exercise of warrants	$5,072	$-
Common stock issued for conversion of warrants	$18,602	$-
Related party note issued	$100,000	$-
Convertible debentures issued	$250,000	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC./f/k/a Spectrum Global Solutions, Inc.

Notes to the unaudited condensed consolidated financial statements

June 30, 2021

1.	Organization

Spectrum Global Solutions, Inc., (“Spectrum”) (f/k/a Mantra Venture Group Ltd.) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, Spectrum reincorporated in the province of British Columbia, Canada.

On April 25, 2017, Spectrum entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, Spectrum purchased 80.1% of the assets associated with InterCloud’s AW Solutions, Inc., AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”) (collectively “AWS” or the “AWS Entities”) subsidiaries.

On November 15, 2017, Spectrum changed its name to “Spectrum Global Solutions, Inc.” and reincorporated in the state of Nevada.

On February 14, 2018, Spectrum entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to Spectrum of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by Spectrum.

On February 6, 2018, Spectrum entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Stock Purchase Agreement Spectrum purchased all of the issued and outstanding capital stock and membership interests of ADEX Corporation, ADEX Puerto Rico LLC, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”). Spectrum completed the acquisition on February 27, 2018.

On May 18, 2018, Spectrum transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by Mantra’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities.

On January 4, 2019, Spectrum entered into a Stock Purchase Agreement with InterCloud. Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and Spectrum agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc. (“TNS”), an Illinois corporation.

During September 2019, Spectrum formed ADEX Canada, which is included in the ADEX Entities.

On September 30, 2020, Spectrum sold its TNS subsidiary.

On December 31, 2020, Spectrum sold its AWS subsidiary.

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“High Wire” or the “Company”) was incorporated in Delaware on January 20, 2017. The Company is a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. The Company’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

On February 7, 2019, High Wire and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owns 50% of JTM.

On June 16, 2021, the Company completed a merger with Spectrum. The merger was accounted for as a reverse merger (refer to Note 3, Reverse Merger, for additional detail). At the time of the reverse merger, Spectrum’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”).

Spectrum is in process of legally changing its name to HWN, but for accounting purposes, HWN is the surviving entity and is referred to throughout as “HWN”, “High Wire”, or “the Company”.

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

2.	Significant Accounting Policies

Condensed Financial Statements

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and JTM, as well as Spectrum and its subsidiaries, the ADEX Entities, AWS PR, and Tropical. All subsidiaries are wholly-owned, with the exception of JTM, which is 50% owned.

All inter-company balances and transactions have been eliminated.

Reverse Merger

On January 27, 2021, Spectrum Global Solutions, Inc. HW Merger Sub, Inc., HWN, Inc. and the stockholders of HWN, Inc. (the “Stockholders”) entered into an Agreement and Plan of Merger (the “Agreement”) whereby the Stockholders agreed to sell to the Company all of the capital stock of HWN, Inc.. On June 16, 2021, the transaction contemplated by the Agreement closed, and HWN, Inc. became a wholly-owned subsidiary of Spectrum Global Solutions, Inc. As previously disclosed, as part of the consideration for the transaction, Spectrum Global Solutions, Inc. issued shares of a newly established Series D Preferred Stock.

The merger has been accounted for as a reverse merger in accordance with US GAAP. This determination was primarily based on High Wire’s business comprising the ongoing operations of the Company following the Merger, High Wire’s senior management comprising the senior management of the Company and High Wire’s stockholders having a majority of the voting power of the Company. For accounting purposes, Spectrum is considered the “acquired” company and High Wire is considered the “acquirer.” Accordingly, for accounting purposes, the Merger is treated as the equivalent of High Wire issuing stock for the net assets of Spectrum, accompanied by a recapitalization. The net assets of Spectrum have been remeasured at fair value and applied against the purchase price resulting in goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Closing Date of the merger are those of High Wire, and Spectrum’s assets, liabilities and results of operations are consolidated with High Wire beginning on the Closing Date. The shares and corresponding capital amounts and earnings per share available to common stockholders, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the merger. The historical financial information and operating results of Spectrum prior to the merger have not been separately presented in these condensed consolidated financial statements.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations, and the Company will continue to monitor the COVID-19 situation closely. As of August 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect the Company’s financial condition.

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

Restricted Cash

As of June 30, 2021, the Company had $2,000,000 of restricted cash related to the CARES Act Loan discussed in Note 7, Loans Payable. On July 26, 2021, the cash was no longer restricted and was released into the Company’s operating account (refer to Note 17, Subsequent Events for additional detail).

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 was $38,881 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Automotive	3-5 years straight-line basis
Computer equipment and software	3-7 years straight-line basis
Leasehold improvements	5 years straight-line basis
Office equipment and furniture	5 years straight-line basis
Software	5 years straight-line basis
Machinery and equipment	5 years straight-line basis

Goodwill

Goodwill was initially generated through the acquisition of JTM in 2019, and the reverse merger with Spectrum in 2021, as the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and six months ended June 30, 2021 and 2020.

Intangible Assets

At June 30, 2021 and December 31, 2020, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 15 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and six months ended June 30, 2021 and 2020.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three and six months ended June 30, 2021 and 2020.

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

AWS PR received a tax notice from the Puerto Rican government requesting payment of taxes related to 2014. The amount due as of June 30, 2021 was $156,711 plus penalties and interest of $140,319 for a total obligation due of $297,030. During June 2021, AWS PR was notified that the Puerto Rican government would settle the outstanding debt for $11,105, which the Company paid during July 2021.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Professional Services	$4,366,938	$3,134,899	$6,828,881	$8,744,510
Construction	3,427,130	+	6,039,023	+
Total	$7,794,068	$3,134,899	$12,867,904	$8,744,510

Revenue by contract duration	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Short-term	$6,949,081	$3,134,899	$12,022,917	$8,744,510
Long-term	844,987	-	844,987	-
Total	$7,794,068	$3,134,899	$12,867,904	$8,744,510

Revenue by contract type	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Fixed-price	$7,698,572.00	3,131,899	$12,772,408	$8,744,510.00
Time-and-materials	95,496	-	95,496	-
Total	$7,794,068	$3,131,899	$12,867,904	$8,744,510

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At June 30, 2021 and December 31, 2020, contract assets totaled $1,066,386 and $0, respectively.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At June 30, 2021 and December 31, 2020, contract liabilities totaled $827,533 and $464,450, respectively.

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

Loss per Share

The Company computes (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2021 and December 31, 2020, respectively, the Company had 53,736,513 and 0 common stock equivalents outstanding.

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

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the six months ended June 30, 2021, the Company had operating income of $396,020 (before deducting losses attributable to non-controlling interests, cash flows used in operations of $853,087 and negative working capital of $10,503,178 capital

Management has prepared estimates of operations for fiscal year 2021 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q, which indicate improved operations and the Company’s ability to continue operations as a going concern.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of June 30, 2021, HWN had $873,465 and ADEX had $2,000,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. On August 6, 2021, HWN was notified that its $873,465 PPP loan was forgiven. See Note 17, Subsequent Events. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2021, three customers accounted for 32%, 17% and 17%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 16%, 9% and 11%, respectively, of trade accounts receivable as of June 30, 2021. For the six months ended June 30, 2020, three customers accounted for 18%, 17% and 17%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 37%, 16% and 0%, respectively, of trade accounts receivable as of June 30, 2020.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 99% of consolidated revenues for the six months ended June 30, 2021. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 1% of consolidated revenues for the six months ended June 30, 2021. Revenues generated within the domestic United States of America accounted for 100% of consolidated revenues for the six months ended June 30, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2021 or the year ended December 31, 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 and December 31, 2020 consisted of the following:

	Total fair value at June 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$9,216,517	$-	$-	$9,216,517

	Total fair value at December 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$-	$-	$-	$-

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2021 and December 31, 2020, the Company had a derivative liability of $9,216,517 and $0, respectively

Sequencing Policy

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

3.	Reverse Merger

As noted in Note 2, on June 16, 2021, the Company consummated a reverse merger in which HWN, Inc. became a legal subsidiary of Spectrum Global Solutions, Inc., but HWN, Inc. was deemed to be the accounting acquirer. HWN shareholders exchanged 100% of the common stock of HWN for 340 shares newly issued shares of the Company’s Series D preferred stock and 1,000 shares of the Company’s previously issued Series B preferred stock (formerly held by management of legacy Spectrum Global Solutions, Inc.).

The purpose of the acquisition was to continue to increase revenue. Goodwill recognized represents $13,562,296.

The acquisition was accounted for under the acquisition method of accounting which requires the consideration given, assets acquired, and liabilities assumed to be measured at fair value. In measuring the consideration transferred, since this was a reverse merger between a public company (as the legal acquirer) and a private company (as the accounting acquirer), the fair value of the legal acquirer’s public stock generally was more reliably determinable than the fair value of the accounting acquirer’s private stock. As such, the determination and measurement of the consideration transferred was based on the fair value of the legal acquirer’s stock rather than the fair value of the accounting acquirer’s stock. Further, since this was a reverse merger for accounting purposes, the consideration transferred consists of the equity-based instruments retained by the legacy shareholders of Spectrum Global Solutions, Inc.

The fair value of the assets acquired, liabilities assumed and consideration transferred denoted below are provisional in nature and based on the management’s best estimates using information that it has obtained as of the reporting date. The Company is awaiting additional valuation information and expects to finalize the purchase price allocation before the end of the fiscal year.

The fair value of the consideration transferred (provisional), liabilities assumed (provisional) are as follows:

Provisional
Purchase consideration	Fair Value
Common stock	$5,561,975
Convertible debt	944,000
Derivative liabilities	6,929,000
Loans payable	2,377,400
Loans payable, related parties	2,447,252
Lease liabilities	106,615
Fair value of stock options	204,715
Fair value of warrants	362,687
Fair value of Series A Preferred	1,024,000
Fair value of Series D Preferred	1,271,000
Total provisional purchase price	$21,228,644

The fair value of the net assets acquired (provisional) are as follows:

Allocation of provisional purchase consideration
Working capital	$781,470
Other assets	12,893
Contract assets	426,647
Provisional goodwill	13,562,296
Customer lists	4,720,863
Tradenames	1,724,475
Total provisional enterprise value	$21,228,644

The preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition date fair values are considered preliminary and may change within the permissible measurement period, not to exceed one year.

The following shows pro forma results for the three and six month periods ended June 30, 2021 and 2020, as if the transaction had occurred on January 1, 2020.

	Three months ended June 30, 2021		Six months ended June 30, 2021		Three months ended June 30, 2020		Six months ended June 30, 2020
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$7,794,068	$10,823,947	$12,867,904	$19,963,773	$3,134,899	$7,778,186	$8,744,560	$18,708,412
Net income (loss) attributable to HWN, Inc. common shareholders	$(1,591,590)	$1,161,189	$(2,051,165)	$(8,945,874)	$(569,870)	$(2,040,559)	$(518,299)	$(4,917,156)

Income (loss) per common share, basic and diluted:	($0.36))	$0.25	($0.55))	($3.90))

4.	Property and Equipment

Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Computers and office equipment	$45,541	$41,564
Vehicles	194,506	188,906
Leasehold improvements	8,626	6,113
Software	396,774	366,773
Machinery and equipment	74,798	74,798
Total	720,245	678,154

Less: accumulated depreciation	(355,099)	(294,045)

Equipment, net	$365,146	$384,109

During the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $40,576 and $32,115, respectively.

5.	Intangible Assets

Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at June 30, 2021	Net carrying value at December 31, 2020
Customer relationship and lists	$4,720,863	$14,339	$-	$4,706,524	$-
Trade names	1,694,475	4,025	-	1,690,450	-
Total intangible assets	$6,415,338	$18,364	$-	$6,396,974	$-

During the six months ended June 30, 2021 and 2020, the Company recorded amortization expense of $18,363 and $0, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2021	214,845
2022	429,689
2023	429,689
2024	429,689
2025	429,689
Thereafter	4,459,123
Total	$6,396,974

6.	Related Party Transactions

Exchange of Shares of Common Stock for Series B Preferred Stock

On June 16, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company’s Chief Executive Officer, Mark Porter, exchanged 350 shares of Series D Preferred Stock for 1,000 shares of Series B Preferred Stock from Roger Ponder and Keith Hayter, the former Chief Executive Officer and President, respectively, of Spectrum. This resulted in an increase to additional paid in capital of $1,271,000.

Loans Payable to Related Parties

As of June 30, 2021 and December 31, 2020, the Company had outstanding the following loans payable to related parties:

	June 30,	December 31,
	2021	2020
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $1,792,413	$2,346,444	$-
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $76,914	100,808	-
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 15, 2021	100,000	-
Total	$2,547,252	$-

Less: Long-term portion of loans payable to related parties	(2,447,252)	-

Loans payable to related parties, current portion	$100,000	$-

The Company’s loans payable to related parties have an effective interest rate range of 8.3% to 11.2%.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $76,914, and the fair value of the note is $100,808.

As of June 30, 2021, the Company owed $23,894 pursuant to this agreement.

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $1,792,413, and the fair value of the note is $2,346,444.

As of June 30, 2021, the Company owed $554,031 pursuant to this agreement.

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 15, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the merger transaction discussed in Note 3, Reverse Merger. The note is due on December 15, 2021 and bears interest at a rate of 9% per annum.

As of June 30, 2021, the Company owed $100,000 pursuant to this agreement.

7.	Loans Payable

As of June 30, 2021 and December 31, 2020, the Company had outstanding the following loans payable:

	June 30,		December 31,
	2021		2020
Promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 5.5% interest, unsecured, due February 27, 2022	$2,292,971	*	$2,292,971
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	331,745		358,343
Bank of America auto loan, matures on March 31, 2025	45,870		52,051
Ailco equipment financing	-		15,056
CARES Act Loans	3,033,465		250,800
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400		-
Total	5,921,451		2,969,221

Less: Long-term portion of loans payable	(44,830,586)		(2,886,796)

Loans payable, current portion, net of debt discount	$1,090,865		$82,425

*	During the six months ended June 30, 2021, this note was assigned to the Mark Munro 1996 Charitable Remainder UniTrust by Jeffrey Gardner and James Marsh.

Promissory note issued to Jeffrey Gardner and James Marsh, 5.5% interest, matures February 27, 2022

On February 17, 2019, the Company issued a promissory note to Jeffrey Gardner and James Marsh with an original principal amount of $4,000,000. The note accrues interest at a rate of 5.5% per annum and the maturity date is February 27, 2022.

On January 1, 2021, this note was assigned by Jeffrey Gardner and James Marsh to the Mark Munro 1996 Charitable Remainder UniTrust.

During the six months ended June 30, 2021, the Company did not make any cash payments for principal. During the year ended December 31, 2020, the Company made cash payments for principal of $321,487.

As of June 30, 2021, the Company owed $2,292,971 pursuant to this agreement.

Auto loan with Bank of America, 4.7% interest, matures December 23, 2025

On September 23, 2019, the Company entered into an auto loan with Bank of America. The total amount financed was $66,855, with a finance charge of $10,406 related to the annual percentage rate of 4.7%. The total of the payments due under the note at issuance was $77,261. The Company is to make 75 monthly payments of $1,030.15. The first payment was due on October 23, 2019, and the final payment is due on December 23, 2025.

During the six months ended June 30, 2021, the Company made cash payments of $6,181. During the year ended December 31, 2020, the Company made cash payments of $12,362.

As of June 30, 2021, the Company owed $45,871 pursuant to this auto loan.

Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, matures October 9, 2024

On October 21, 2019, the Company issued a promissory note to Cornerstone National Bank & Trust with an original principal amount of $420,000. The note bears interest at a rate of 4.5% per annum and the maturity date is October 9, 2024. The Company is to make monthly payments of principal and interest of $5,851, with a final balloon payment of $139,033 due on October 9, 2024.

During the six months ended June 30, 2021, the Company made cash payments for principal of $27,212. During the year ended December 31, 2020, the Company made cash payments for principal of $52,509.

As of June 30, 2021, the Company owed $331,745 pursuant to this agreement.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s promissory note issued to InterCloud Systems, Inc. The note was originally issued on February 27, 2018 in the principal amount of $500,000. As of June 15, 2021, $217,400 remained outstanding. The note is non-interest bearing and is due on demand.

As of June 30, 2021, the Company owed $217,400 pursuant to this agreement.

CARES Act Loans

On April 8, 2020 and March 31, 2021, High Wire received $873,400 and $873,465, respectively. On April 14, 2020, JTM received $250,800. On June 15, 2021, in connection with the merger transaction described in Note 3, Reverse Merger, the Company assumed CARES Act Loans totaling $2,160,000 that were originally received by ADEX. Collectively, these amounts are the “PPP Funds.”

These loan agreements were pursuant to the CARES Act. The CARES Act was established in order to enable small businesses to pay employees during the economic slowdown caused by COVID-19 by providing forgivable loans to qualifying businesses for up to 2.5 times their average monthly payroll costs. The amount borrowed under the CARES Act is eligible to be forgiven provided that (a) the Company uses the PPP Funds during the eight week period after receipt thereof, and (b) the PPP Funds are only used to cover payroll costs (including benefits), rent, mortgage interest, and utility costs. The amount of loan forgiveness will be reduced if, among other reasons, the Company does not maintain staffing or payroll levels. Principal and interest payments on any unforgiven portion of the PPP Funds will be deferred for six months and will accrue interest at a fixed annual rate of 1.0% and carry a two year maturity date. There is no prepayment penalty on the CARES Act Loan.

On November 4, 2020, High Wire received approval for forgiveness of its $873,400 CARES Act Loan.

On March 30, 2021, JTM received approval for forgiveness of its $250,800 CARES Act Loan. As a result, the Company recorded a gain on PPP loan forgiveness to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, the aggregate balance of these loans was $3,033,465 and $250,800, respectively, and is included in loans payable on the unaudited condensed consolidated balance sheets.

8.	Convertible Debentures

As of June 30, 2021 and December 31, 2020, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2021	2020
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$184,362	$-
Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021	235,989	-
Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021, net of debt discount of $168,125	51,816	-
Convertible promissory note, IQ Financial Inc., Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $209,887	79,587	-
Convertible promissory note, IQ Financial Inc., Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $264,255	77,850	-
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matures September 15, 2021, net of debt discount of $104,167	20,833	-
Convertible promissory note, James Marsh, 6% interest, unsecured, matures September 15, 2021, net of debt discount of $104,167	20,833	-
Total	671,270	-

Less: Long-term portion of convertible debentures, net of debt discount	-	-

Convertible debentures, current portion, net of debt discount	$671,270	$-

The Company’s convertible debentures have an effective interest rate range of 4.9% to 77.4%.

Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed a convertible promissory note issued to Cobra Equities SPV, LLC. The note had been previously assigned to Cobra Equities SPV, LLC by another lender. The amount outstanding as of June 15, 2021 was $300,362, with accrued interest of $16,030.

Interest accrues on the note at 18% per annum. The note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest VWAP for the 10 consecutive trading days immediately preceding the conversion.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

During the period of June 16, 2021 through June 30, 2021, the holder of the note converted $116,000 of principal and $2,300 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $188,211 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021.

The Company owed $184,362 as of June 30, 2021.

Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed a convertible promissory note issued to SCS, LLC. The note had been previously assigned to SCS, LLC by another lender. The amount outstanding as of June 15, 2021 was $235,989, with accrued interest of $16,763.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

At June 30, 2021, the Company owed $235,989 pursuant to this agreement.

Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed a convertible promissory note issued to SCS, LLC. The amount outstanding as of June 15, 2021 was $219,941, with accrued interest of $7,991.

The note was originally issued on December 29, 2020 in the principal amount of $175,000. The interest on the outstanding principal due under the note accrues at a rate of 10% per annum. All principal and accrued but unpaid interest under the note is due on December 31, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

At June 30, 2021, the Company owed $219,940 pursuant to this agreement and will record accretion equal to the debt discount of $168,125 over the remaining term of the note.

Convertible promissory note, IQ Financial Inc., 9% interest, secured, matures January 1, 2023

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed a convertible promissory note issued to IQ Financial Inc. The amount outstanding for Tranche 1 as of June 15, 2021 was $289,473, with accrued interest of $11,202. The amount outstanding for Tranche 2 as of June 15, 2021 was $342,105, with accrued interest of $10,446.

The note was originally issued on January 27, 2021 in the aggregate principal amount of $631,579. The funds were received in two disbursements – $275,000 on January 28, 2021 and $325,000 on March 1, 2021 (refer to the “Convertible promissory note, IQ Financial Inc. Tranche 1, 9% interest, secured, matures January 1, 2023” and “Convertible promissory note, IQ Financial Inc. Tranche 2, 9% interest, secured, matures January 1, 2023” sections below for additional detail.

Convertible promissory note, IQ Financial Inc. Tranche 1, 9% interest, secured, matures January 1, 2023

On January 28, 2021, Spectrum received the first tranche of the note discussed in the “Convertible promissory note, IQ Financial Inc., 9% interest, secured, matures January 1, 2023” above. Spectrum received $275,000, with an original issue discount of $14,474.

The interest on the outstanding principal due under the secured note accrues at a rate of 9% per annum. All principal and accrued but unpaid interest under the secured note is due on January 1, 2023. The holder may begin converting the note into shares of the Company’s common stock six months after issuance when it is Rule 144 eligible. The conversion price is fixed at $0.05 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

At June 30, 2021, the Company owed $289,474 pursuant to this agreement and will record accretion equal to the debt discount of $209,887 over the remaining term of the note.

Convertible promissory note, IQ Financial Inc. Tranche 2, 9% interest, secured, matures January 1, 2023

On March 1, 2021, Spectrum received the second tranche of the note discussed in the “Convertible promissory note, IQ Financial Inc., 9% interest, secured, matures January 1, 2023” above. Spectrum received $325,000, with an original issue discount of $17,105.

The interest on the outstanding principal due under the secured note accrues at a rate of 9% per annum. All principal and accrued but unpaid interest under the secured note is due on January 1, 2023. The holder may begin converting the note into shares of the Company’s common stock six months after issuance when it is Rule 144 eligible. The conversion price is fixed at $0.05 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

At June 30, 2021, the Company owed $342,105 pursuant to this agreement and will record accretion equal to the debt discount of $264,255 over the remaining term of the note.

Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matures September 15, 2021

On June 15, 2021 the Company issued to Jeffrey Gardner an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the merger transaction discussed in Note 3, Reverse Merger.

The interest on the outstanding principal due under the note accrues at a rate of 6% per annum. All principal and accrued but unpaid interest under the note is due on September 15, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.075 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

At June 30, 2021, the Company owed $125,000 pursuant to this agreement and will record accretion equal to the debt discount of $104,167 over the remaining term of the note.

Convertible promissory note, James Marsh, 6% interest, unsecured, matures September 15, 2021

On June 15, 2021 the Company issued to James Marsh an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the merger transaction discussed in Note 3, Reverse Merger.

The interest on the outstanding principal due under the note accrues at a rate of 6% per annum. All principal and accrued but unpaid interest under the note is due on September 15, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.075 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

At June 30, 2021, the Company owed $125,000 pursuant to this agreement and will record accretion equal to the debt discount of $104,167 over the remaining term of the note.

Convertible promissory note, Efrat Investments LLC, 10% interest, secured, matures October 5, 2021

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed a convertible promissory note issued to Efrat Investments, LLC. The amount outstanding as of June 15, 2021 was $33,000, with accrued interest of $8,282.

The note was originally issued on September 14, 2020 in the aggregate principal amount of $165,000 for an aggregate purchase price of $146,000. The Company also assumed a warrant issued equal to the face amount of the note with a term of two years to purchase 1,650,000 shares of common stock at an exercise price of $0.10 per share.

The interest on the outstanding principal due under the note accrued at a rate of 10% per annum. All principal and accrued but unpaid interest under the note was due on October 5, 2021. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.05 per share.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

During the period of June 16, 2021 through June 30, 2021, the holder of the note converted $33,000 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at June 30, 2021 was $0. The Company recorded a gain on settlement of debt of $208,567 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021.

9.	Factor Financing

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed a factor financing agreement between ADEX and Bay View Funding. The amount outstanding as of June 15, 2021 was $1,968,816.

The agreement began on February 11, 2020 when, pursuant to an assignment and consent agreement, Bay View Funding purchased and received all of a previous lender’s right, title, and interest in the loan and security agreement with Spectrum’s wholly-owned subsidiary, ADEX. In connection with the agreement, Spectrum received $3,024,532 from Bay View Funding. This money was used to pay off the amounts owed to the previous lender at the time of the assignment and consent agreement. The initial term of the factoring agreement is twelve months from the initial funding date.

Under the factoring agreement, Spectrum’s ADEX subsidiary may borrow up to the lesser of $5,000,000 or an amount equal to the sum of all undisputed purchased receivables multiplied by the advance percentage, less any funds in reserve. ADEX will pay to Bay View Funding a factoring fee upon purchase of receivables by Bay View Funding equal to 0.75% of the gross face value of the purchased receivable for the first 30 day period from the date said purchased receivable is first purchased by Bay View Funding, and a factoring fee of 0.35% per 15 days thereafter until the date said purchased receivable is paid in full or otherwise repurchased by ADEX or otherwise written off by Bay View Funding within the write off period. ADEX will also pay a finance fee to Bay View Funding on the outstanding advances under the agreement at a floating rate per annum equal to the Prime Rate plus 3%. The finance rate will increase or decrease monthly, on the first day of each month, by the amount of any increase or decrease in the Prime Rate, but at no time will the finance fee be less than 7.75%.

During the period of June 16, 2021 through June 30, 2021, the Company paid $17,490 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the period of June 16, 2021 through June 30, 2021, the Company received an aggregate of $841,680 and repaid an aggregate of $480,972. The Company owed $2,329,524 under the agreement as of June 30, 2021.

10.	Derivative Liabilities

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s derivative liabilities. As of June 15, 2021, the derivative liability balance of $7,520,076 was comprised of $6,952,674 of derivatives related to Spectrum’s convertible debentures, and $567,402 of derivatives related to Spectrum’s share purchase warrants and stock options.

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of June 30, 2021, the derivative liability balance of $9,216,517 was comprised of $8,532,614 of derivatives related to the Company’s convertible debentures, and $683,903 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period of June 16, 2021 through June 30, 2021:

June 30,
2021
Balance at the beginning of the period	$-
Initial value of derivatives after reverse merger	7,520,076
Change in fair value of embedded conversion option	1,576,315
Initial value of derivatives upon issuance	486,800
Conversion of derivative liability	(343,000)
Fair value of warrant exercises	(23,674)
Balance at the end of the period	$9,216,517

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2021	145 - 282%	0.05 - 0.25%	0%	0.28 - 2.48

11.	Common Stock

Authorized Shares

The Company has 750,000,000 common shares authorized with a par value of $0.00001.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On June 16, 2021, the Company issued 1,086,917 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $116,000 of principal and $2,300 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $306,510, resulting in a loss on debt conversion of $188,211.

Issuance of shares pursuant to an Efrat Investments LLC convertible debenture

On June 17, 2021, the Company issued 660,000 shares of common stock to Efrat Investments LLC upon the conversion of $33,000 of principal and $8,307 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. There was also a derivative of $330,000 associated with the note. The shares had a fair value of $223,740, resulting in a gain of debt conversion of $160,567.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On June 24, 2021, the Company issued 985,651 shares of common stock to Dominion Capital upon the conversion of 96,101 shares of Series A preferred stock with a stated value of $1 per share. The shares had a fair value of $209,016, which was the carrying value of the Series A preferred converted.

Issuance of shares pursuant to a Pawn Funding warrant

On June 29, 2021, the Company issued 69,281 shares of common stock to Pawn Funding upon the cashless exercise of a warrant.

Issuance of convertible debt to HWN shareholders

On June 16, 2021, the Company issued $250,000 aggregate principal amount of convertible notes to Jeffrey Gardner and James Marsh., who are shareholders of HWN. The debt had a fair value of $486,400, which was recorded as a reduction to retained earnings.

12.	Preferred Stock

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s Series A preferred stock obligations. Additionally, the holders of Spectrum’s Series B preferred stock transferred their shares to the Company’s Chief Executive Officer. Lastly, a new class of preferred stock, Series D, was designated and issued. At the time of the merger transaction, the fair value of the Series A and Series B preferred stock was $1,024,000 and $0, respectively. The fair value of the Series D preferred stock which was received in the exchange was $1,271,000, which was recorded as additional paid in capital.

See below for a description of each of the Company’s outstanding classes of preferred stock, including historical and current information.

Series A

On November 15, 2017, Spectrum created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A preferred stock.

On October 29, 2018, Spectrum made the first amendment to the Certificate of Designation of its Series A convertible preferred stock. This amendment updated the conversion price to be equal to the greater of 75% of the lowest VWAP during the ten trading day period immediately preceding the date a conversion notice is delivered or $120.00, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock.

On August 16, 2019, Spectrum made the second amendment to the Certificate of Designation of its Series A convertible preferred stock. As a result of this amendment, the Company recorded a deemed dividend in accordance with ASC 260-10-599-2.

On April 8, 2020, Spectrum made the third amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price and the conversion price floor to $3.00 per share.

On June 18, 2020, Spectrum made the fourth amendment to the Certificate of Designation of its Series A preferred stock, which lowered the fixed conversion price to $0.20 per share and the conversion price floor to $0.01 per share.

On January 27, 2021, Spectrum made the fifth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.0975 per share. Spectrum accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260-10-599-2.

Subsequent to the fifth amendment, the principal terms of the Series A preferred stock shares are as follows:

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

On June 24, 2021, the Company issued 985,651 shares of common stock to Dominion Capital upon the conversion of 96,101 shares of Series A preferred stock with a stated value of $1 per share. The shares had a fair value of $209,016, which was the carrying value of the Series A preferred converted.

As a result of the conversion, on June 30, 2021, the fair value of the Series A Preferred Stock was $814,984.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series A preferred stock shares as temporary equity or “mezzanine.”

Series B

On April 16, 2018, Spectrum designated 1,000 shares of Series B preferred stock with a stated value of $3,500 per share. The Series B preferred stock is neither redeemable nor convertible into common stock. The principal terms of the Series B preferred stock shares are as follows:

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

On June 30, 2021, the fair value of the Series A Preferred Stock was calculated to be $814,914.

Series D

On June 14, 2021, Spectrum designated 1,590 shares of Series D preferred stock with a stated value of $10,000 per share. The Series D preferred stock is not redeemable. The principal terms of the Series D preferred stock shares are as follows:

Issue Price - The stated price for the Series D preferred stock shares shall be $10,000 per share.

Redemption - The Series D preferred stock shares are not redeemable.

Dividends - The holders of the Series D preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation - Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to $10,000 for each share of Series D before any distribution or payment shall be made to the holders of any other securities of the Corporation and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series D were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

Voting - Except as otherwise provided in the agreement or as required by law, the Series D shall be voted together with the shares of common stock, par value $0.00001 per share of the Corporation (“Common Stock”), and any other series of preferred stock then outstanding that have voting rights, and except as provided in Section 7, not as a separate class, at any annual or special meeting of stockholders of the Corporation, with respect to any question or matter upon which the holders of Common Stock have the right to vote, such that the voting power of each share of Series D is equal to the voting power of the shares of Common Stock that each such share of Series D would be convertible into pursuant to Section 6 if the Series D Conversion Date was the date of the vote. The Series D shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Corporation and may act by written consent in the same manner as the holders of Common Stock of the Corporation.

Conversion - Beginning ninety (90) days from the date of issuance, all or a portion of the Series D may be converted into Common Stock at the greater of the Fixed Price and the Average Price (as defined below). To determine the number of shares of Common Stock issuable upon any such conversion, the product of the number of shares of Series D being converted multiplied by the stated value of each share, would be divided by the conversion price set forth in the preceding sentence. On the earlier of the (i) two hundred (200) day anniversary of the date of issuance and (ii) the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), without any further action, all remaining outstanding shares of Series D shall automatically convert into an aggregate number of shares of Common Stock equal to $15,900,000 (minus the value at the time of conversion, as determined above, of any Series D that has already been converted) divided by the Average Price (as defined below). “Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D. “Average Price” shall mean the average closing price of the Common Stock for the ten trading days immediately preceding, but not including, the conversion date.

Vote to Change the Terms of or Issuance of Series D - The affirmative vote at a meeting duly called for such purpose, or written consent without a meeting, of the holders of not less than fifty-one (51%) of the then outstanding shares of Series D shall be required for any change to the Certificate of Designation, Preferences, Rights and Other Rights of the Series D.

On June 30, 2021, the fair value of the Series D Preferred Stock was $1,271,000

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series B preferred stock shares as temporary equity or “mezzanine.”

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of Spectrum’s share purchase warrants and stock options was $1,320,087.

The total fair value of the Company’s share purchase warrants and stock options was $1,559,263 as of June 30, 2021. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of June 30, 2021 was 2.3 years. The weighted-average remaining life on the stock options as of June 30, 2021 was 4.9 years. The stock options outstanding at June 30, 2021 were not subject to any vesting terms.

The following table summarizes the activity of share purchase warrants for the period of June 16, 2021 through June 30, 2021:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	-	$-	$-
Assumed in merger transaction	1,722,161	0.22	386,686
Issued	-	-	-
Exercised	(69,281)	0.34	18,601
Expired	-	-	-
Balance at June 30, 2021	1,652,880	$0.22	$437,004

As of June 30, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
380	324.00	10/10/2018	10/10/2021	0.28
2,500	30.00	11/21/2019	11/21/2022	1.39
1,650,000	0.10	10/5/2020	10/5/2023	2.27
1,652,880

The following table summarizes the activity of stock options for the period of June 16, 2021 through June 30, 2021:

	Number of stock options	Weighted average exercise price	Intrinsic value184
Balance at December 31, 2020	-	$-	$-
Assumed in merger transaction	966,330	0.62	246,899
Issued	3,318,584	0.25	875,708-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2021	4,284,914	$0.47	$1,122,607

As of June 30, 2021, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
5,000	9.00	11/25/2019	11/25/2021	0.41
323,763	0.58	2/23/2021	2/23/2026	4.65
482,393	0.58	2/23/2021	2/23/2026	4.65
77,587	0.58	2/23/2021	2/23/2026	4.65
77,587	0.58	2/23/2021	2/23/2026	4.65
3,318,584	0.25	6/16/2021	6/16/2026	4.96
4,284,914

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Operating lease assets	$294,974	$239,489

Operating lease liabilities:
Current operating lease liabilities	344,227	283,104
Total operating lease liabilities	$344,227	$283,104

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2021, the Company recognized operating lease expense of $25,136 and $50,272, respectively. During the three and six months ended June 30, 2020, the Company recognized operating lease expense of $25,136 and $50,272, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2021, short-term lease costs were $2,646. The Company did not incur any short-term lease costs during the three and six months ended June 30, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities were $25,198 and $50,396, respectively, for the three and six months ended June 30, 2021. Cash paid for amounts included in the measurement of operating lease liabilities were $22,198 and $44,396, respectively, for the three and six months ended June 30, 2020. These amounts are included in operating activities in the condensed consolidated statements of cash flows. During the three and six months ended June 30, 2021, the Company reduced its operating lease liabilities by $22,023 and $43,772, respectively, for cash paid. During the three and six months ended June 30, 2020, the Company reduced its operating lease liabilities by $17,988 and $35,753, respectively, for cash paid.

The operating lease liabilities as of June 30, 2021 reflect a weighted average discount rate of 19%. The weighted average remaining term of the leases is 2.0 years. Remaining lease payments as of June 30, 2021 are as follows:

Year ending December 31,
2021	104,863
2022	207,767
2023	96,839
Total lease payments	409,469
Less: imputed interest	(65,242)
Total	$344,227

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and six months ended June 30, 2021 and 2020).

Proposed acquisition

On April 13, 2021, Spectrum, SVC, Inc., Secure Voice Corp. (“SVC”) and Telecom Assets Corp. (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) whereby the Seller agreed to sell SVC to Spectrum, in exchange for $2,500,000 in cash and up to $6,500,000 (less up to $2,000,000 in assumed liabilities) of a newly established series of convertible preferred stock of Spectrum. The closing of the transaction contemplated by the Agreement is subject to certain closing conditions, as set forth in the Agreement.

The business being purchased by Spectrum is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. A transition services agreement will be entered into in order to begin the integration process prior to the closing of the transaction. As of June 30, 2021, HWN has a receivables balance from SVC of $709,545, which is included in other assets.

16.	Segment Disclosures

During the three and six months ended June 30, 2021, the Company had three operating segments including:

●	Technology. which is comprised of the ADEX Entities, AWS PR, and High Wire.

●	Construction, which is comprised of JTM and Tropical

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

During the three and six months ended June 30, 2020, the Company had two operating segments including:

●	Technology, comprised of High Wire

●	Construction, comprised of JTM.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the SGS reporting segment and the JTM segment in one geographical area (the United States) and the ADEX/AWS PR/TROP/High Wire operating segment in three geographical areas (the United States, Puerto Rico and Canada).

Financial statement information by operating segment for the three and six months ended June 30, 2021 is presented below:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Spectrum Global	Technology	Construction	Total	Spectrum Global	Technology	Construction	Total

Net sales	$-	$4,314,074	$3,479,994	$7,794,068	$-	$6,776,017	$6,091,887	$12,867,904
Operating income (loss)	(790,333)	(295,411)	555,376	(530,368)	(790,333)	(854,270)	1,311,331	(333.272)
Interest expense	12,264	45,322	-	57,586	12,264	89,749	-	102,013
Depreciation and amortization	-	48,580	6,310	54,890	-	77,648	12,552	90,200
Total assets as of June 30, 2021	564,541	34,244,845	3,486,539	38,295,925	564,541	24,244,845	3,486,539	38,295,925

Geographic information for the three and six months ended and as of June 30, 2021 is presented below:

	Revenues
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Long-lived Assets as of June 30, 2021

Puerto Rico and Canada	$105,161	$105,161	$-
United States	7,688,907	12,762,743	26,508,703
Consolidated total	7,794,068	12,867,904	26,508,703

Financial statement information by operating segment for the three and six months ended June 30, 2020 is presented below:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Technology	Construction	Total	Technology	Construction	Total

Net sales	$1,703,960	$1,430,939	$3,134,899	$5,706,026	$3,038,484	$8,744,510
Operating (loss) income	(642,227)	38,857	(603,370)	(708,652)	255,707	(452,945)
Interest expense	39,398	-	39,398	68,416	-	68,416
Depreciation and amortization	65,114	-	65,114	-	-	-
Total assets as of December 31, 2020	7,086,369	1,892,077	8,978,446	5,566,255	2,392,077	7,958,332

Geographic information for the six months ended June 30, 2020 and as of December 31, 2020 is presented below:

	Revenues
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Long-lived Assets as of December 31, 2020

Puerto Rico	$-	$-	$-
United States	3,134,899	8,744,510	5,793,317
Consolidated total	3,134,899	8,744,510	5,793,317

17.	Subsequent Events

Issuance of shares pursuant to Cobra Equities SPV, LLC convertible debentures

On July 15, 2021, the Company issued 688,069 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $90,000 of principal and $1,320 of accrued interest pursuant to a convertible debenture.

On August 12, 2021, the Company issued 1,818,182 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $50,000 of accrued interest pursuant to a convertible debenture.

Restricted Cash

On July 26, 2021, the Company’s restricted cash balance of $2,000,000 was no longer restricted and was released into the Company’s operating account.

Assignment of portion of convertible debenture

On August 12, 2021, SCS, LLC assigned $50,000 of accrued interest on a convertible note to Cobra Equities SPV, LLC. The principal balance of the note was $235,989 as of June 30, 2021. Cobra Equities SPV, LLC immediately converted the assigned accrued interest into shares of the Company’s common stock (refer to the “Issuance of shares pursuant to Cobra Equities SPV, LLC convertible debentures” section above).

CARES Act Loan forgiveness

On August 6, 2021, HWN received approval for forgiveness of its $873,465 CARES Act Loan.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On August 12, 2021, the Company issued 1,025,641 shares of common stock to Dominion Capital upon the conversion of 100,000 shares of Series A preferred stock with a stated value of $1 per share.

Grant of Stock Options

On August 18, 2021, the Company granted 6,228,232 options to purchase shares of its common stock at an exercise price of $0.2545 per share.

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

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to HWN, Inc., a Nevada corporation, and its consolidated subsidiaries.

The information that appears on our websites at www.HighWireNetworks.com and www.SpectrumGlobalSolutions.com is not part of this report.

Description of Business

We were incorporated in Delaware on January 20, 2017. Our principal offices are located at 980 N. Federal Highway, Suite 304, Boca Raton, Florida 33432. Our telephone number is (407) 512-9102. We are a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment. Please see Note 1 for a further description of the business.

On February 7, 2019, High Wire and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owns 50% of JTM.

On June 16, 2021, we completed a merger with Spectrum Global Solutions, Inc. (“Spectrum”). The merger was accounted for as a reverse merger (refer to Note 3, Reverse Merger, for additional detail). At the time of the reverse merger, Spectrum’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, and ADEX Telecom, Inc., (collectively “ADEX”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”).

We provide the following categories of offerings to our customers:

●	Technology Solutions: We provide a comprehensive technology platform and array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi , Wi-Max and wide-area networks, fiber networks (ISP/OSP), DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities, government and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand, maintain and decommission existing networks.

●	Construction Solutions: We are also a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model.

●	Security: High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

The Technology Solutions division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long term leading and well respected industry leader in this marketplace.

Our Technology Solutions division is supported by its subsidiaries: AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”) and ADEX CORP, ADEX Puerto Rico LLC, and ADEX Canada (collectively known as “ADEX” or the “ADEX Entities”). The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers.

Our Operating Units

Our company is comprised of the following:

●

Technology Solutions:  The Technology Solutions group is composed of the following:  High Wire is a global provider of managed security, professional services delivered exclusively through a channel sales model. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally.

●	High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

●	Construction Solutions: JTM is a national provider of commercial/industrial electrical solutions delivered exclusively through a channel sales model. AWS PR provides in-field design, computer aided design and drawing services (CADD). Tropical provides fiber and DAS deployments for facilities and outdoor environments.

●	The Spectrum Entities. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally. ADEX seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. The AWS Entities are professional, multi-service line, telecommunications infrastructure company that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments.

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

Results of Operations for the Three - Month Periods Ended June 30, 2021 and June 30, 2020

Our operating results for the three - month periods ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020	Difference

Revenue	$7,794,068	$3,134,899	$4,659,169
Operating expenses	8,324,436	3,673,411	4,651,025
Other income (expense)	(-1,129.365)	(38,929)	(1,090,436)
Non-controlling interest	(291,857)	(19,429)	(272,428)
Net (loss)	(1,951,590)	(596,870)	(1,354,720)

Revenues

Our revenue increased from $3,134,899 for the three months ended June 30, 2020 to $7,794,068 for the three months ended June 30, 2021. The increase is primarily related to increases in our electrical contracting division along with the addition of the Spectrum entities, which accounted for $992,782 in revenue from the date of acquisition through June 30, 2021. We expect revenue to increase with the addition of the Spectrum entities.

Additionally, our operations, as well as the operations of many of our customers, were impacted by the ongoing COVID-19 pandemic, which negatively impacted our revenues in 2020. We anticipate that as the COVID-19 restrictions are removed, revenues should begin to increase.

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

Operating Expenses

During the three months ended June 30, 2021, our operating expenses were $8,324,436, compared to operating expenses of $3,673,471 for the same period of 2020. The increase of $4,651,025 is primarily related to a $3,268,722 increase in cost of revenues as a result of the increase in sales as discussed above, combined with stock compensation expense of $729,292.

Other Expense

During the three months ended June 30, 2021, we had other expense of $1,129,365, compared to other expense of $ 38,929 for the same period of 2020. The increase of $1,090,436 is primarily related to an increase a loss on change in fair value of derivatives of $1,576,315 which was offset by forgiveness of Paycheck Protection Program loans of $250,800 and management fees of $208,668.

Net Loss

For the three months ended June 30, 2021, we incurred a net loss of $1,951,590, compared to a net loss of $596,870 for the same period in 2020.

Results of Operations for the Six - Month Periods Ended June 30, 2021 and June 30, 2020

Our operating results for the six month periods ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020	Difference
Revenue	$12,867,904	$8,744,510	$4,123,394
Operating expenses	13,201,176	9,062,228	4,138,948
Other expense	(922,659)	(72,724)	(849,935)
Non-controlling interest	(795,235)	(127,857)	(667,378)
Net loss	(2,051,165)	(518,229)	(1,532,866)

Revenues

Our revenue increased from $8,744,510 for the six months ended June 30, 2020 to $12,867,904 for the six months ended June 30, 2021. The increase is primarily related to increases in our electrical contracting division along with the addition of the Spectrum entities, which accounted for $992,782 in revenue from the date of acquisition through June 30, 2021. We expect our revenue to continue to increase with the addition of the Spectrum entities going forward.

Additionally, our operations, as well as the operations of many of our customers, were impacted by the ongoing COVID-19 pandemic, which negatively impacted our revenues in 2020. We anticipate that as the COVID-19 restrictions are removed, revenues should begin to increase.

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

Operating Expenses

During the six months ended June 30, 2021, our operating expenses were $13,201,176, compared to operating expenses of $9,662,228 for the same period of 2020. The increase of $4,134,948 is primarily related to a $2,924,679 increase in cost of revenues as a result of the increase in sales as discussed above, combined with stock compensation expense of $729,292.

Other Expense

During the six months ended June 30, 2021, we had other expense of $922,659, compared to other expense of $72,724 for the same period of 2020. The increase of $849,935 is primarily related to an increase in loss on change in fair value of derivatives of $1,576,315 which was offset by forgiveness of Paycheck Protection Program loans of $250,800 and management fees of $208,668.

Net Loss

For the six months ended June 30, 2021, we incurred a net loss of $2,051,165, compared to a net loss of $518,999 for the same period in 2020.

Liquidity and Capital Resources

As of June 30, 2021, our total current assets were $11,787,222 and our total current liabilities were $22,290,399, resulting in a working capital deficit of $10,503,177, compared to working capital of $692,598 as of December 31, 2020.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Six months ended
	June 30,
(dollars amounts in thousands)	2021	2020

Net cash provided by (used) in operating activities	$(853,087)	$548,999
Net cash provided by (used in) investing activities	2,125,707	(80,320)
Net cash provided by financing activities	486,159	616,025
Change in cash	$1,758,779	$1,084,704

For the six months ended June 30, 2021, cash and restricted cash increased $1,758,779, compared to an increase in cash and restricted cash of $1,084,704 for the same period of 2020. The increase was primarily related to the cash provided by investing activities of $2,125,707 during the six months ended June 30, 2021. Of that amount, $2,155,707 was acquired in the reverse merger with Spectrum. $2,000,000 of these funds are included in restricted cash on the unaudited condensed consolidated balance sheet as of June 30, 2021. During the six - month period ended June 30, 2020, we received $1,124,200 of CARES Act loans.

As of June 30, 2021, we had cash and restricted cash of $4,195,227 compared to $436,448 as of December 31, 2020.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three - month period ended June 30, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On June 16, 2021, we issued 1,086,917 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $116,000 of principal and $2,300 of accrued interest pursuant to a convertible debenture.

On June 17, 2021, we issued 660,000 shares of our common stock to Efrat Investments LLC upon the conversion of $33,000 of principal pursuant to a convertible debenture.

On June 24, 2021, we issued 985,651 shares of our common stock to Dominion Capital upon the conversion of 96,101 shares of Series A preferred stock with a stated value of $1 per share.

On June 29, 2021, we issued 69,281 shares of our common stock to Pawn Funding upon the cashless exercise of a warrant.

The above issuances of our securities were not registered under the Securities Act and the Company relied on an exemption from registration provided by rule 506 of Regulation D promulgated under the Securities Act for such issuances.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Exhibit Description
21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HWN, INC.

Date: August 27, 2021	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

HWN, INC.

Date: August 27, 2021	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer