Form 10-Q
period 2021-09-30
HWN, INC.
filed 2021-11-12
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

41,496,390 common shares issued and outstanding as of November 8, 2021.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated balance sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$2,264,689	$436,448
Accounts receivable, net of allowances of $38,881 and $0, respectively	7,463,668	2,519,271
Contract assets	681,860	-
Prepaid expenses and deposits	429,950	229,408
Total current assets	10,840,167	3,185,127

Property and equipment, net of accumulated depreciation of $486,185 and $294,045, respectively	350,725	384,109
Goodwill	18,712,064	5,169,719
Intangible assets, net of accumulated amortization of $125,781 and $0, respectively	6,319,557	-
Operating lease right-of-use assets	261,985	239,489
Other assets	1,070,744	-
Total assets	$37,555,242	$8,978,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,198,503	$1,479,119
Contract liabilities	1,348,906	464,450
Loans payable to related parties	1,923,793	-
Loans payable, current portion	2,580,469	82,425
Convertible debentures, current portion, net of net debt discount/premium of $216,340 and $0, respectively	933,585	-
Factor financing	3,126,195	-
Derivative liabilities, current portion	13,765,990	-
Operating lease liabilities	308,213	283,104
Total current liabilities	28,185,654	2,309,098

Long-term liabilities:
Loans payable, net of current portion	2,453,920	2,886,796
Convertible debentures, net of current portion, net of debt discount of $127,716 and $98,176, respectively	93,862	-
Derivative liabilities, net of current portion	2,561,227	-
Total long-term liabilities	5,109,009	2,886,796

Total liabilities	33,294,663	5,195,894

Commitments and Contingencies

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	619,229	-
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 690 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,271,000	-
Total mezzanine equity	1,890,229	-

Stockholders’ Deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 35,467,238 and 0 issued and 35,465,167 and 0 outstanding as of September 30, 2021 and December 31, 2020, respectively	355	-
Additional paid-in capital	9,528,855	-
(Accumulated deficit)/retained earnings	(8,954,448)	2,896,346
Total HWN, Inc. stockholders’ equity	574,762	2,896,346
Noncontrolling interest	1,795,588	886,204
Total stockholders’ equity	2,370,350	3,782,550

Total liabilities and stockholders’ equity	$37,555,242	$8,978,444

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$11,368,033	$3,650,379	$24,235,937	$12,394,889

Operating expenses:
Cost of revenues	8,659,740	2,498,324	16,978,733	7,892,638
Depreciation and amortization	178,083	26,404	256,010	74,608
Salaries and wages	1,497,190	1,326,226	4,897,620	3,974,907
General and administrative	2,167,383	401,017	3,571,209	1,377,047
Total operating expenses	12,502,396	4,251,971	25,703,572	13,319,200

Loss from operations	(1,134,363)	(601,592)	(1,467,635)	(924,311)

Other (expenses) income:
Interest expense	(277,568)	(53,782)	(379,979)	(122,198)
Loss on settlement of debt	(1,151,355)	-	(1,278,998)	-
Amortization of discounts on convertible debentures	(448,195)	-	(324,465)	-
Amortization of premiums on convertible debentures and loans payable to related parties	451,217	-	451,217	-
Loss on change in fair value of derivatives	(7,717,510)	-	(9,293,825)	-
Exchange (loss) gain	(4,376)	-	6,126	-
Gain on settlement of warrants	(133,045)	-	(127,973)	-
Management fee income	303,147	-	511,815	-
Gain on PPP loan forgiveness	873,734	-	1,124,534	-
Other income	39,635	25,333	324,573	26,021
Total other expense	(8,064,316)	(28,449)	(8,986,975)	(96,177)

Net loss before income taxes	(9,198,679)	(630,041)	(10,454,610)	(1,020,488)

Provision for income taxes	-	-	-	-

Net loss before noncontrolling interest	(9,198,679)	(630,041)	(10,454,610)	(1,020,488)

Less: Net income attributable to noncontrolling interest	(114,150)	19,408	(909,384)	(108,446)

Net loss attributable to HWN, Inc. common shareholders	$(9,312,829)	$(610,633)	$(11,363,994)	$(1,128,934)

Net loss per share attributable to HWN, Inc. common shareholders, basic and diluted:	$(0.31)		$(0.97)

Weighted average common shares outstanding, basic and diluted	30,430,138	-	11,773,958	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated statements of stockholder’s equity

(Unaudited)

	For the nine months ended September 30, 2021
	Common stock		Additional paid-in	(Accumulated deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, December 31, 2020	-	$-	$-	$2,896,346	$886,204	$3,782,550

Net loss for the period	-	-	-	(99,575)	503,377	403,802

Ending balance, March 31, 2021	-	$-	$-	$2,796,771	$1,389,581	$4,186,352

Issuance of shares for reverse merger	25,474,625	255	5,561,720	-	-	5,561,975
Stock compensation in connection with reverse merger	-	-	729,292	-	-	729,292
Fair value of convertible debt issued to HWN shareholders	-	-	-	(486,800)	-	(486,800)
Issuance of common stock to Cobra Equities upon conversion of a convertible debenture	1,086,917	11	306,500	-	-	306,511
Issuance of common stock to Efrat Investments upon conversion of a convertible debenture	660,000	6	223,733	-	-	223,739
Issuance of common stock to Dominion upon conversion of Series A preferred stock	985,651	10	209,006	-	-	209,016
Issuance of common stock to Pawn Funding upon exercise of warrants	69,281	1	18,601	-	-	18,602
Net loss for the period	-	-	-	(1,951,590)	291,857	(1,659,733)

Ending balance, June 30, 2021	28,276,474	$283	$7,048,852	$358,381	$1,681,438	$9,088,954

Issuance of common stock to Cobra Equities upon conversion of convertible debentures	3,324,432	33	983,892	-	-	983,925
Issuance of common stock to Dominion upon conversion of Series A preferred stock	1,025,641	10	195,745	-	-	195,755
Issuance of common stock to a related party upon conversion of a convertible debenture	1,500,000	15	521,235	-	-	521,250
Issuance of common stock to Efrat Investments upon exercise of warrants	1,338,620	14	739,841	-	-	739,855
Stock-based compensation	-	-	39,290	-	-	39,290
Net loss for the period	-	-	-	(9,312,829)	114,150	(9,198,679)

Ending balance, September 30, 2021	35,465,167	$355	$9,528,855	$(8,954,448)	$1,795,588	$2,370,350

	For the nine months ended September 30, 2020
	Common stock		Additional paid-in	Retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, December 31, 2019	-	$-	$-	$3,509,870	$1,240,840	$4,750,710

Distributions to shareholders	-	-	-	(6,954)	(351,968)	(358,922)
Net loss for the period	-	-	-	78,571	108,425	186,996

Ending balance, March 31, 2020	-	$-	$-	$3,581,487	$997,297	$4,578,784

Net loss for the period	-	-	-	(596,870)	19,429	(577,441)

Ending balance, June 30, 2020	-	$-	$-	$2,984,617	$1,016,726	$4,001,343

Distributions to shareholders	-	-	-	(25,000)	(25,000)	(50,000)
Net loss for the period	-	-	-	(610,635)	(19,408)	(630,043)

Ending balance, September 30, 2020	-	$-	$-	$2,348,982	$972,318	$3,321,300

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC. f/k/a Spectrum Global Solutions, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,454,610)	$(1,020,488)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	9,293,825	-
Amortization of discounts on convertible debentures	324,465	-
Amortization of premiums on convertible debentures and loans payable to related parties	(451,217)
Depreciation and amortization	256,010	74,608
Amortization of operating right-of-use assets	78,273	62,785
Amortization of operating right-of-use liabilities	(81,506)	(55,970)
Stock compensation	768,582	-
Loss on settlement of debt	1,278,998	-
Gain of forgiveness of Cares Act loan	(1,124,534)	-
Gain on settlement of warrants	127,973	-
Changes in operating assets and liabilities:
Accounts receivable	(2,182,914)	889,769
Contract assets	(556,846)	243,548
Prepaid expenses and deposits	(169,071)	60,416
Other assets	(744,867)	-
Accounts payable and accrued liabilities	(681,164)	(462,476)
Contract liabilities	882,456	29,651
Net cash used in operating activities	(3,436,147)	(178,157)

Cash flows from investing activities:
Cash acquired in reverse acquisition	2,155,707	-
Purchase of equipment	(66,292)	(105,319)
Net cash provided by/(used in) investing activities	2,089,415	(105,319)

Cash flows from financing activities:
Repayments of loans payable	(40,195)	(391,780)
Distributions to shareholders	-	(405,796)
Proceeds from Cares Act loans	873,465	1,124,200
Repayments of convertible debentures	(94,260)	-
Release of restricted cash	2,000,000	-
Proceeds from factor financing	5,030,874	-
Repayments of factor financing	(4,594,911)	-
Net cash provided by financing activities	3,174,973	326,624

Net increase in cash	1,828,241	43,148

Cash, beginning of period	436,448	917,790

Cash, end of period	$2,264,689	$960,938

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,623	$95,683
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$2,035,425	$-
Common stock issued for conversion of Series A preferred stock	$404,771	$-
Common stock issued upon cashless exercise of warrants	$744,927	$-
Common stock issued for conversion of warrants	$18,602	$-
Related party note issued	$100,000	$-
Convertible debentures issued	$250,000	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

HWN, INC./f/k/a Spectrum Global Solutions, Inc.

Notes to the unaudited condensed consolidated financial statements

September 30, 2021

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

On February 6, 2018, Spectrum entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Stock Purchase Agreement Spectrum purchased all of the issued and outstanding capital stock and membership interests of ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”). Spectrum completed the acquisition on February 27, 2018.

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

On June 16, 2021, the Company completed a merger with Spectrum. The merger was accounted for as a reverse merger (refer to Note 3, Reverse Merger, for additional detail). At the time of the reverse merger, Spectrum’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”).

On September 2, 2021, Spectrum legally changed its name to HWN. For accounting purposes, HWN is the surviving entity and is referred to throughout as “HWN”, “High Wire”, or “the Company”.

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

Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Reverse Merger

On January 27, 2021, Spectrum Global Solutions, Inc. HW Merger Sub, Inc., HWN, Inc. and the stockholders of HWN, Inc. (the “Stockholders”) entered into an Agreement and Plan of Merger (the “Agreement”) whereby the Stockholders agreed to sell to the Company all of the capital stock of HWN, Inc. On June 16, 2021, the transaction contemplated by the Agreement closed, and HWN, Inc. became a wholly-owned subsidiary of Spectrum Global Solutions, Inc. As previously disclosed, as part of the consideration for the transaction, Spectrum Global Solutions, Inc. issued shares of a newly established Series D Preferred Stock.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impacts on its business, its operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations, and the Company will continue to monitor the COVID-19 situation closely. As of November 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect the Company’s financial condition.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at September 30, 2021 and December 31, 2020 was $38,881 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Computers and office equipment	3-7 years straight-line basis
Vehicles	3-5 years straight-line basis
Leasehold improvements	5 years straight-line basis
Software	5 years straight-line basis
Machinery and equipment	5 years straight-line basis

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and nine months ended September 30, 2021 and 2020.

Intangible Assets

At September 30, 2021 and December 31, 2020, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 15 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and nine months ended September 30, 2021 and 2020.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the three and nine months ended September 30, 2021 and 2020.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by service type	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Professional Services	$3,992,942	$-	$4,762,645	$-
Construction	7,375,091	3,650,379	19,473,292	12,394,889
Total	$11,368,033	$3,650,379	$24,235,937	$12,394,889

Revenue by contract duration	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Short-term	$65,085	$20,615	$138,089	$49,328
Long-term	11,302,948	3,629,764	24,097,848	12,345,561
Total	$11,368,033	$3,650,379	$24,235,937	$12,394,889

Revenue by contract type	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Fixed-price	$7,375,091	$3,650,379	$19,473,292	$12,394,889
Time-and-materials	3,992,942	-	4,762,645	-
Total	$11,368,033	$3,650,379	$24,235,937	$12,394,889

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At September 30, 2021 and December 31, 2020, contract assets totaled $681,860 and $0, respectively.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At September 30, 2021 and December 31, 2020, contract liabilities totaled $1,348,906 and $464,450, respectively.

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

Loss per Share

The Company computes (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2021 and December 31, 2020, respectively, the Company had 81,521,332 and 0 common stock equivalents outstanding.

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

The Company has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. For the nine months ended September 30, 2021, the Company had an operating loss of $1,467,635 (before deducting losses attributable to noncontrolling interests, cash flows used in operations of $3,536,955 and a working capital deficit of $17,345,487.

Management has prepared estimates of operations for the remainder of fiscal year 2021 and for 2022 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q, which indicate improved operations and the Company’s ability to continue operations as a going concern.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of September 30, 2021, ADEX had $2,160,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

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

Recent Accounting Pronouncements

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of September 30, 2021, ADEX and JTM had cash balances in excess of provided insurance of $727,998 and $799,105, respectively.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2021, three customers accounted for 20%, 15% and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 8%, 9% and 7%, respectively, of trade accounts receivable as of September 30, 2021. For the nine months ended September 30, 2020, three customers accounted for 20%, 18% and 17%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 24%, 19% and 21%, respectively, of trade accounts receivable as of September 30, 2020.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 97% of consolidated revenues for the nine months ended September 30, 2021. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 3% of consolidated revenues for the nine months ended September 30, 2021. Revenues generated within the domestic United States of America accounted for 100% of consolidated revenues for the nine months ended September 30, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2021 or the year ended December 31, 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020 consisted of the following:

	Total fair value at September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability (1)	$16,327,217	$-	$-	$16,327,217

	Total fair value at December 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Derivative liability (1)	$-	$-	$-	$-

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2021 and December 31, 2020, the Company had a derivative liability of $16,327,217and $0, respectively

Sequencing Policy

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

As noted in Note 2, on June 16, 2021, the Company consummated a reverse merger in which HWN, Inc. became a legal subsidiary of Spectrum Global Solutions, Inc., but HWN, Inc. was deemed to be the accounting acquirer. HWN shareholders exchanged 100% of the common stock of HWN for 350 shares newly issued shares of the Company’s Series D preferred stock and 1,000 shares of the Company’s previously issued Series B preferred stock (formerly held by management of legacy Spectrum Global Solutions, Inc.).

The purpose of the acquisition was to continue to increase revenue.

The acquisition was accounted for under the acquisition method of accounting which requires the consideration given, assets acquired, and liabilities assumed to be measured at fair value. In measuring the consideration transferred, since this was a reverse merger between a public company (as the legal acquirer) and a private company (as the accounting acquirer), the fair value of the legal acquirer’s public stock generally was more reliably determinable than the fair value of the accounting acquirer’s private stock. As such, the determination and measurement of the consideration transferred was based on the fair value of the legal acquirer’s stock rather than the fair value of the accounting acquirer’s stock. Further, since this was a reverse merger for accounting purposes, the consideration transferred includes the equity-based instruments retained by the legacy shareholders of Spectrum Global Solutions, Inc.

The fair value of the assets acquired, liabilities assumed and consideration transferred denoted below are provisional in nature and based on the management’s best estimates using information that it has obtained as of the reporting date. The Company is awaiting additional valuation information and expects to finalize the purchase price allocation before the end of the fiscal year.

The fair value of the consideration transferred (provisional), liabilities assumed (provisional) are as follows:

Provisional
Purchase consideration	Fair Value
Common stock	$5,561,975
Convertible debt	944,000
Derivative liabilities	6,929,000
Loans payable	2,377,400
Loans payable, related parties	2,447,252
Lease liabilities	106,615
Fair value of stock options	204,715
Fair value of warrants	362,687
Fair value of Series A Preferred	1,024,000
Fair value of Series D Preferred	1,271,000
Total provisional purchase price	$21,228,644

The fair value of the net assets acquired (provisional) are as follows:

Allocation of purchase consideration
Working capital	$781,470
Other assets	12,893
Contract assets	426,647
Provisional goodwill	13,562,296
Customer lists	4,720,863
Tradenames	1,724,475
Total provisional enterprise value	21,228,644

The preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition date fair values are considered preliminary and may change within the permissible measurement period, not to exceed one year.

The following shows pro forma results for the nine month periods ended September 30, 2021 and 2020 and the three month period ended September 30, 2020, as if the transaction had occurred on January 1, 2020.

	Nine months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2020
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$24,235,937	$31,331,806	$3,650,379	$8,408,376	$12,394,889	$27,085,738
Net loss attributable to HWN, Inc. common shareholders	(610,633)	(6,776,050)	(11,363,994)	(17,368,636)	(1,128,934)	(11,532,431)

Loss per common share, basic and diluted:	(0.24)	(0.58)

4.	Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Computers and office equipment	$139,381	$41,564
Vehicles	200,844	189,906
Leasehold improvements	6,113	6,113
Software	415,774	366,773
Machinery and equipment	74,798	74,798
Total	836,910	679,154

Less: accumulated depreciation	(486,185)	(295,045)

Equipment, net	$350,725	$384,109

During the nine months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $110,277 and $74,608, respectively.

5.	Intangible Assets

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at September 30, 2021	Net carrying value at December 31, 2020
Customer relationship and lists	$4,720,863	$(93,014)	$-	$4,627,849	$-
Trade names	1,724,475	(32,767)	-	1,691,708	-

Total intangible assets	$6,445,338	$(125,781)	$-	$6,319,557	$-

During the nine months ended September 30, 2021 and 2020, the Company recorded amortization expense of $145,733 and $0, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2021	$107,417
2022	429,668
2023	429,668
2024	429,668
2025	429,668
Thereafter	4,493,468
Total	$6,319,557

6.	Related Party Transactions

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

Loans Payable to Related Parties

As of September 30, 2021 and December 31, 2020, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2021	2020
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $1,359,761	$1,823,793	$-
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 15, 2021	100,000	-
Total	$1,923,793	$-

The Company’s loans payable to related parties have an effective interest rate range of 8.3% to 39.6%.

Roger Ponder Related Party Reclassification

During September 2021, as a result of shares of, as a result of his resignation as a director and the potential shares to be issued about conversion of his debt and Series D preferred stock, the Company determined that Roger Ponder was no longer a related party. The effective date of the reclassification was June 16, 2021.

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $1,359,761, and the fair value of the note is $378,000.

During the period of June 16, 2021 through September 30, 2021, the holder of the note converted $90,000 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail ). As a result of these conversions, the Company recorded a loss on settlement of debt of $431,250 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company owed $464,031 pursuant to this agreement and will amortize the remaining premium of $1,359,761 over the remaining term of the note. The total liability as of September 30, 2021 was $1,823,793.

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the merger transaction discussed in Note 3, Reverse Merger. The note is due on December 15, 2021 and bears interest at a rate of 9% per annum.

As of September 30, 2021, the Company owed $100,000 pursuant to this agreement.

7.	Loans Payable

As of September 30, 2021 and December 31, 2020, the Company had outstanding the following loans payable:

	September 30,		December 31,
	2021		2020
Promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 5.5% interest, unsecured, due February 27, 2022	$2,292,971	*	$2,292,971
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	318,147		358,343
Bank of America auto loan, matures on March 31, 2025	45,871		52,051
CARES Act Loans	2,160,000		250,800
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400		-
Ailco equipment financing	-		15,056
Total	$5,034,389		$2,969,221

Less: Long-term portion of loans payable	(2,453,920)		(2,886,796)

Loans payable, current portion, net of debt discount	$2,580,469		$82,425

*	During the nine months ended September 30, 2021, this note was assigned to the Mark Munro 1996 Charitable Remainder UniTrust by Jeffrey Gardner and James Marsh.

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

On January 1, 2021, this note was assigned by Jeffrey Gardner and James Marsh to the Mark Munro 1996 Charitable Remainder UniTrust.

During the nine months ended September 30, 2021, the Company did not make any cash payments for principal. During the year ended December 31, 2020, the Company made cash payments for principal of $321,487.

As of September 30, 2021, the Company owed $2,292,971 pursuant to this agreement.

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

During the nine months ended September 30, 2021, the Company made cash payments of $6,181. During the year ended December 31, 2020, the Company made cash payments of $12,362.

As of September 30, 2021, the Company owed $45,871 pursuant to this auto loan.

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

During the nine months ended September 30, 2021, the Company made cash payments for principal of $40,809. During the year ended December 31, 2020, the Company made cash payments for principal of $52,509.

As of September 30, 2021, the Company owed $318,147 pursuant to this agreement.

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

As of September 30, 2021, the Company owed $217,400 pursuant to this agreement.

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

On November 4, 2020, High Wire received approval for forgiveness of its $873,400 CARES Act Loan.

On March 30, 2021, JTM received approval for forgiveness of its $250,800 CARES Act Loan. As a result, the Company recorded a gain on PPP loan forgiveness to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

On August 6, 2021, High Wire received approval for forgiveness of its $873,465 CARES Act Loan. As a result, the Company recorded a gain on PPP loan forgiveness to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the aggregate balance of these loans was $2,160,000 and $250,800, respectively, and is included in loans payable on the unaudited condensed consolidated balance sheets.

8.	Convertible Debentures

As of September 30, 2021 and December 31, 2020, the Company had outstanding the following convertible debentures:

	September 30,		December 31,
	2021		2020
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$94,362		$-
Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021	235,989		-
Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021, net of debt discount of $32,603	93,077		-
Convertible promissory note, IQ Financial Inc., Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $163,681	125,793		-
Convertible promissory note, IQ Financial Inc., Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $206,122	145,983		-
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000		-
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000		-
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $58,349	82,243	*	-
Total	1,027,447		-

Less: Long-term portion of convertible debentures, net of debt discount	(93,862)		-

Convertible debentures, current portion, net of net debt discount/premium	$933,585		$-

*	During September 2021, as a result of shares of, as a result of his resignation as a director and the potential shares to be issued about conversion of his debt and Series D preferred stock, the Company determined that Roger Ponder was no longer a related party. The effective date of the reclassification was June 16, 2021.

The Company’s convertible debentures have an effective interest rate range of 11.2% to 156.8%.

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

During the period of June 16, 2021 through September 30, 2021, the holder of the note converted $206,000 of principal and $3,620 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $80,559 and $268,770, respectively, to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

The Company owed $94,362 as of September 30, 2021.

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

During the nine months ended September 30, 2021, SCS, LLC assigned an aggregate of $72,000 of accrued interest due under the note to Cobra Equities SPV, LLC. The accrued interest was immediately converted into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $739,545 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

At September 30, 2021, the Company owed $235,989 pursuant to this agreement.

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

During the nine months ended September 30, 2021, the Company made cash payments for principal of $94,260.

At September 30, 2021, the Company owed $125,680 pursuant to this agreement and will record accretion equal to the debt discount of $32,603 over the remaining term of the note.

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

At September 30, 2021, the Company owed $289,474 pursuant to this agreement and will record accretion equal to the debt discount of $163,681 over the remaining term of the note.

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

During the three months ended September 30, 2021, $10,000 was added to the principal balance.

At September 30, 2021, the Company owed $352,105 pursuant to this agreement and will record accretion equal to the debt discount of $206,122 over the remaining term of the note.

Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, due on demand

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

On September 15, 2021, this note matured and is now due on demand. Additionally, the interest rate increased to 18% per annum.

At September 30, 2021, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, James Marsh, 6% interest, unsecured, due on demand

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

On September 15, 2021, this note matured and is now due on demand. Additionally, the interest rate increased to 18% per annum.

At September 30, 2021, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $58,349, and the fair value of the note is $19,000.

As of September 30, 2021, the Company owed $23,894 pursuant to this agreement and will amortize the remaining premium of $58,349 over the remaining term of the note. The total liability as of September 30, 2021 was $82,243.

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

During the period of June 16, 2021 through September 30, 2021, the holder of the note converted $33,000 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at September 30, 2021 was $0. The Company recorded a gain on settlement of debt of $208,567 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the holder of the warrants associated with the note converted the warrants on a cashless basis (refer to Note 11, Common Stock, for additional information). As a result of the exercise, the Company recorded a loss on settlement of warrants of $133,045 to the unaudited condensed consolidation statement of operations for the three and nine months ended September 30, 2021.

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

During the period of June 16, 2021 through September 30, 2021, the Company paid $143,082 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the period of June 16, 2021 through September 30, 2021, the Company received an aggregate of $5,391,582 and repaid an aggregate of $4,234,203. The Company owed $3,126,195 under the agreement as of September 30, 2021.

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of September 30, 2021, the derivative liability balance of $16,327,217 was comprised of $15,823,876 of derivatives related to the Company’s convertible debentures, and $503,341 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period of June 16, 2021 through September 30, 2021:

September 30,
2021
Balance at the beginning of the period	$-
Initial value of derivatives after reverse merger	7,520,076
Change in fair value of embedded conversion option	9,293,825
Initial value of derivatives upon issuance	486,800
Conversion of derivative liability	(343,000)
Fair value of warrant exercises	(630,484)
Balance at the end of the period	$16,327,217

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 30, 2021	16 - 262%	0.04 - 0.28%	0%	0.25 - 2.20

11.	Common Stock

Authorized Shares

The Company has 750,000,000 common shares authorized with a par value of $0.00001.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture or assignment

On June 16, 2021, the Company issued 1,086,917 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $116,000 of principal and $2,300 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $306,510, resulting in a loss on debt conversion of $188,211.

On July 15, 2021, the Company issued 688,069 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $90,000 of principal and $1,320 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $171,880, resulting in a loss on debt conversion of $80,560.

On August 12, 2021, the Company issued 1,363,636 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $37,500 of assigned accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $353,864, resulting in a loss on debt conversion of $316,364.

On September 23, 2021, the Company issued 1,272,727 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $35,000 of assigned accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $458,182, resulting in a loss on debt conversion of $423,182.

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

Issuance of shares pursuant to a related party convertible debenture

On September 22, 2021, the Company issued 1,500,000 shares of common stock to Keith Hayter upon the conversion of $90,000 of principal pursuant to the related party convertible debenture described in Note 6, Loans Payable to Related Parties. The shares had a fair value of $521,250, resulting in a loss on debt conversion of $431,250.

Issuance of Shares Pursuant to Conversion of Series A Preferred Stock

On June 24, 2021, the Company issued 985,651 shares of common stock to Dominion Capital upon the conversion of 96,101 shares of Series A preferred stock with a stated value of $1 per share. The shares had a fair value of $209,016, which was the carrying value of the Series A preferred converted.

On August 12, 2021, the Company issued 1,025,641 shares of common stock to Dominion Capital upon the conversion of 100,000 shares of Series A preferred stock with a stated value of $1 per share. The shares had a fair value of $206,410, which was the carrying value of the Series A preferred converted.

Issuance of shares pursuant to a Pawn Funding warrant

On June 29, 2021, the Company issued 69,281 shares of common stock to Pawn Funding upon the cashless exercise of a warrant.

Issuance of shares pursuant to an Efrat Investments LLC warrant

On September 30, 2021, the Company issued 1,338,620 shares of common stock to Efrat Investments LLC upon the cashless exercise of a warrant.

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

On August 12, 2021, the Company issued 1,025,641 shares of common stock to Dominion Capital upon the conversion of 100,000 shares of Series A preferred stock with a stated value of $1 per share. The shares had a fair value of $206,410, which was the carrying value of the Series A preferred converted.

As a result of the conversions, on September, 2021, the fair value of the Series A Preferred Stock was $619,229.

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

As of September 30, 2021, the fair value of the Series D Preferred Stock was $1,271,000.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series D preferred stock shares as temporary equity or “mezzanine.”

On October 20, 2021, Keith Hayter assigned shares of Series D preferred stock to a third party (refer to Note 17, Subsequent Events, for additional detail).

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger, the Company assumed Spectrum’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of Spectrum’s share purchase warrants and stock options was $1,320,087.

The total fair value of the Company’s share purchase warrants and stock options was $503,341 as of September 30, 2021. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of September 30, 2021 was 1 year. The weighted-average remaining life on the stock options as of September 30, 2021 was 4.8 years. The stock options outstanding at September 30, 2021 were not subject to any vesting terms with the exception of those issued during August 2021.

The following table summarizes the activity of share purchase warrants for the period of June 16, 2021 through September 30, 2021:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	-	$-	$-
Assumed in merger transaction	1,722,161	0.22
Issued	-	-
Exercised	(1,719,281)	0.37
Expired	-	-
Balance at September 30, 2021	2,880	$68.79	$-

As of September 30, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
380	324.00	10/10/2018	10/10/2021	0.03
2,500	30.00	11/21/2019	11/21/2022	1.14
2,880

The following table summarizes the activity of stock options for the period of June 16, 2021 through September 30, 2021:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	-	$-	$-
Assumed in merger transaction	966,330	0.62
Issued	9,648,021	0.25
Exercised	-	-
Expired	-	-
Balance at September 30, 2021	10,614,351	$0.29	$2,892,577

As of September 30, 2021, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
5,000	9.00	11/25/2019	11/25/2021	0.15
323,763	0.58	2/23/2021	2/23/2026	4.40
482,393	0.58	2/23/2021	2/23/2026	4.40
77,587	0.58	2/23/2021	2/23/2026	4.40
77,587	0.58	2/23/2021	2/23/2026	4.40
3,318,584	0.25	6/16/2021	6/16/2026	4.70
100,603	0.25	8/11/2021	8/11/2026	4.87
6,228,834	0.25	8/18/2021	8/18/2026	4.88
10,614,351

The remaining stock-based compensation expense on unvested stock options was $1,700,564 as of September 30, 2021.

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Operating lease assets	$261,985	$239,489

Operating lease liabilities:
Current operating lease liabilities	308,213	283,104
Total operating lease liabilities	$308,213	$283,104

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $55,652 and $105,924, respectively. During the three and nine months ended September 30, 2020, the Company recognized operating lease expense of $25,136 and $75,408, respectively. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2021, short-term lease costs were $15,877 and 18,523, respectively. The Company did not incur any short-term lease costs during the three and nine months ended September 30, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities were $51,752 and $102,148, respectively, for the three and nine months ended September 30, 2021. Cash paid for amounts included in the measurement of operating lease liabilities were $24,198 and $68,594, respectively, for the three and nine months ended September 30, 2020. These amounts are included in operating activities in the condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2021, the Company reduced its operating lease liabilities by $36,014 and $79,786, respectively, for cash paid. During the three and nine months ended September 30, 2020, the Company reduced its operating lease liabilities by $20,218 and $55,970, respectively, for cash paid.

The operating lease liabilities as of September 30, 2021 reflect a weighted average discount rate of 19%. The weighted average remaining term of the leases is 1.7 years. Remaining lease payments as of September 30, 2021 are as follows:

Year ending December 31,
2021	$53,111
2022	207,767
2023	96,839
Total lease payments	357,717
Less: imputed interest	(49,504)
Total	$308,213

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and nine months ended September 30, 2021 and 2020).

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

The business being purchased by Spectrum is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. A transition services agreement will be entered into in order to begin the integration process prior to the closing of the transaction. As of September 30, 2021, the Company had a receivables balance from SVC of $912,692, which is included in other assets.

On November 4, 2021, the proposed acquisition was closed (refer to Note 17, Subsequent Events, for additional detail).

16.	Segment Disclosures

During the three and nine months ended September 30, 2021, the Company had three operating segments including:

●	Technology. which is comprised of the ADEX Entities, AWS PR, and High Wire.

●	Construction, which is comprised of JTM and Tropical

●	Spectrum Global Solutions (SGS), which consists of the rest of the Company’s operations.

During the three and nine months ended September 30, 2020, the Company had two operating segments including:

●	Technology, comprised of High Wire

●	Construction, comprised of JTM.

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

Financial statement information by operating segment for the three and nine months ended September 30, 2021 is presented below:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Spectrum Global	Technology	Construction	Total	Spectrum Global	Technology	Construction	Total

Net sales	$-	$8,691,334	$2,676,699	$11,368,033	$-	$15,467,351	$8,768,586	$24,235,937
Operating (loss) income	(625,679)	(762,267)	253,583	(1,134,363)	(1,416,012)	(1,616,537)	1,564,914	(1,467,635)
Interest expense	226,656	47,822	3,090	$277,568	239,318	137,571	3,090	$379,979
Depreciation and amortization	-	153,289	24,794	178,083	-	218,664	37,346	256,010
Total assets as of September 30, 2021	1,021,785	33,139,807	3,393,650	37,555,242	1,021,785	33,139,807	3,393,650	37,555,242

Geographic information for the three and nine months ended and as of September 30, 2021 is presented below:

	Revenues
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Long-lived Assets as of September 30, 2021

Puerto Rico and Canada	$540,559	$645,720	$11,858
United States	10,827,474	23,590,217	26,703,217
Consolidated total	11,368,033	24,235,937	26,715,075

Financial statement information by operating segment for the three and nine months ended September 30, 2020 is presented below:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Technology	Construction	Total	Technology	Construction	Total

Net sales	$2,069,843	$1,580,536	$3,650,379	$7,775,868	$4,619,021	$12,394,889
Operating (loss) income	(562,776)	(38,816)	(601,592)	(1,141,203)	216,892	(924,311)
Interest expense	53,782	-	53,782	122,198	-	122,198
Depreciation and amortization	26,404	-	26,404	74,608	-	74,608
Total assets as of December 31, 2020	7,086,367	1,892,077	8,978,444	7,086,367	1,892,077	8,978,444

Geographic information for the nine months ended September 30, 2020 and as of December 31, 2020 is presented below:

	Revenues
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Long-lived Assets as of December 31, 2020

Puerto Rico	$-	$-	$-
United States	3,650,379	12,394,889	5,793,317
Consolidated total	3,650,379	12,394,889	5,793,317

17.	Subsequent Events

Partial assignment of convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021

During the period of October 1, 2021 through November 8, 2021, SCS, LLC assigned an aggregate of $77,942 of principal and $37,500 of accrued interest due under the note to Cobra Equities SPV, LLC. The principal and accrued interest was immediately converted into shares of the Company’s common stock (refer to the “Issuance of shares pursuant to a Cobra Equities SPV, LLC assignment” section of this note for additional detail).

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture or assignment

On October 6, 2021, the Company issued 1,761,527 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $12,442 of assigned principal and $36,000 of assigned accrued interest pursuant a convertible debenture.

On October 25, 2021, the Company issued 1,254,545 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $33,000 of assigned principal and $1,500 of assigned accrued interest pursuant a convertible debenture.

On November 4, 2021, the Company issued 1,181,818 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $32,500 of assigned principal pursuant a convertible debenture.

Issuance of shares pursuant to a related party convertible debenture

On November 8, 2021, the Company issued 1,833,333 shares of common stock to Keith Hayter upon the conversion of $110,000 of principal pursuant to a related party convertible debenture.

Assignment of Series D preferred stock

On October 20, 2021, Keith Hayter assigned 140 shares of Series D preferred stock to Cobra Equities SPV, LLC.

Grant of stock options

On November 3, 2021, the Company granted 185,254 options to purchase shares of its common stock at an exercise price of $0.5398 per share.

Private placement transaction

On November 3, 2021, the Company closed on a private placement transaction (the “Transaction”) whereby it issued a senior secured convertible promissory note with a principal amount of $2,500,000 to an institutional investor for gross proceeds of $2,425,000. The note accrues interest at the rate of 9.9% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share, subject to adjustment as set forth in the note. The note amortizes beginning ten months following issuance, in 18 monthly installments.

Additionally, the Company issued to the investor a common stock purchase warrant to purchase up to 5,400,000 shares of the Company’s common stock at an exercise price of $0.50 per share.

In connection with the Transaction, the Company agreed to file a registration statement registering the resale of the shares of common stock issuable upon conversion of the note within 30 days of the closing of the Transaction.

Acquisition of Secure Voice Corp. (“SVC”)

On November 4, 2021, the Company closed on the proposed acquisition discussed in Note 15, Commitments and Contingencies. The closing of the acquisition was facilitated by the senior secured promissory note described in the “Private placement transaction” section of this note.

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

Description of Business

We were incorporated in Delaware on January 20, 2017. Our principal offices are located at 980 N. Federal Highway, Suite 304, Boca Raton, Florida 33432. Our telephone number is (407) 512-9102. We are a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment. Please see Note 1 to the unaudited condensed consolidated financial statements for a further description of the business.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 situation closely. As of November 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect our financial condition.

Results of Operations for the Three-Month Periods Ended September 30, 2021 and 2020

Our operating results for the three-month periods ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020	Difference

Revenue	$11,368,033	$3,650,379	$7,717,654
Operating expenses	12,502,397	4,251,971	8,250,426
Other expense	(8,064,316)	(28,449)	(8,035,867)
Noncontrolling interest	(114,149)	19,408	(133,557)
Net loss attributable to HWN, Inc. common stockholders	(9,312,829)	(610,633)	(8,702,196)

Revenues

Our revenue increased from $3,650,379 for the three months ended September 30, 2020 to $11,368,033 for the three months ended September 30, 2021. The increase is primarily related to increases in our electrical contracting division along with the addition of the Spectrum entities, which accounted for $5,470,390 in revenue for the three months ended September 30, 2021. We expect revenue to continue to increase with the addition of the Spectrum entities.

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

Operating Expenses

During the three months ended September 30, 2021, our operating expenses were $12,502,397, compared to operating expenses of $4,251,971 for the same period of 2020. The increase of $8,250,426 is primarily related to a $6,161,416 increase in cost of revenues as a result of the increase in sales discussed above, combined with a $1,766,367 increase in general and administrative expenses.

Other Expense

During the three months ended September 30, 2021, we had other expense of $8,064,316, compared to other expense of $28,449 for the same period of 2020. The increase of $8,035,867 is primarily related to increases in loss on change in fair value of derivatives and loss on settlement of debt of $7,717,510 and $1,151,355, respectively, which was partially offset by forgiveness of Paycheck Protection Program loans of $873,734 and management fee income of $303,147.

Net Loss

For the three months ended September 30, 2021, we incurred a net loss attributable to HWN, Inc. common shareholders of $9,312,829, compared to a net loss attributable to HWN, Inc. common shareholders of $610,633 for the same period in 2020.

Results of Operations for the Nine-Month Periods Ended September 30, 2021 and 2020

Our operating results for the nine-month periods ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Difference

Revenue	$24,235,937	$12,394,889	$11,841,048
Operating expenses	25,703,572	13,319,200	12,384,372
Other expense	(8,986,975)	(96,177)	(8,890,798)
Noncontrolling interest	(909,384)	(108,446)	(800,938)
Net loss attributable to HWN, Inc. common stockholders	(11,363,994)	(1,128,934)	(10,235,060)

Revenues

Our revenue increased from $12,394,889 for the nine months ended September 30, 2020 to $24,235,937 for the nine months ended September 30, 2021. The increase is primarily related to increases in our electrical contracting division along with the addition of the Spectrum entities, which accounted for $6,463,170 in revenue from the date of acquisition through September 30, 2021. We expect our revenue to continue to increase with the addition of the Spectrum entities going forward.

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

Operating Expenses

During the nine months ended September 30, 2021, our operating expenses were $25,703,572, compared to operating expenses of $13,319,200 for the same period of 2020. The increase of $12,384,372 is primarily related to a $9,086,095 increase in cost of revenues as a result of the increase in sales discussed above, combined with a $2,194,162 increase in general and administrative expenses.

Other Expense

During the nine months ended September 30, 2021, we had other expense of $8,986,975, compared to other expense of $96,177 for the same period of 2020. The increase of $8,890,798 is primarily related to increases in loss on change in fair value of derivatives and loss on settlement of debt of $9,293,825 and $1,278,998, respectively, which was partially offset by forgiveness of Paycheck Protection Program loans of $1,124,534 and management fee income of $511,815.

Net Loss

For the nine months ended September 30, 2021, we incurred a net loss attributable to HWN, Inc. common shareholders of $11,363,994, compared to a net loss attributable to HWN, Inc. common shareholders of $1,128,934 for the same period in 2020.

Liquidity and Capital Resources

As of September 30, 2021, our total current assets were $10,840,167 and our total current liabilities were $28,185,654, resulting in a working capital deficit of $17,345,487, compared to working capital of $876,029 as of December 31, 2020.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Nine months ended
	September 30,
(dollars amounts in thousands)	2021	2020

Net cash used in operating activities	$(3,436,147)	$(178,157)
Net cash used in investing activities	2,089,415	(105,319)
Net cash provided by financing activities	3.174.973	326,624
Change in cash	$1,828,241	$43,148

For the nine months ended September 30, 2021, cash increased $1,828,241, compared to an increase in cash of $43,148 for the same period of 2020. The primary cash inflows during the nine months ended September 30, 2021 were $3,174,973 of proceeds from debt in excess of repayments of debt and cash acquired in the reverse merger with Spectrum of $2,155,707. The net loss of $10,454,610 was partially offset by the loss on change in fair value of derivative liability of $9,293,825. During the nine-month period ended September 30, 2020, we received $1,124,200 of CARES Act loans.

As of September 30, 2021, we had cash of $2,264,689 compared to $436,448 as of December 31, 2020.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three months ended September 30, 2021, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K, or are listed below.

On July 15, 2021, we issued 688,069 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $90,000 of principal and $1,320 of accrued interest pursuant to a convertible debenture.

On August 12, 2021, we issued 1,363,636 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $37,500 of assigned accrued interest pursuant to a convertible debenture.

On August 12, 2021, we issued 1,025,641 shares of our common stock to Dominion Capital upon the conversion of 100,000 shares of Series A preferred stock with a stated value of $1 per share.

On September 22, 2021, we issued 1,500,000 shares of our common stock to Keith Hayter upon the conversion of $90,000 of principal pursuant to a related party convertible debenture.

On September 23, 2021, we issued 1,272,727 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $35,000 of assigned accrued interest pursuant to a convertible debenture.

On September 30, 2021, we issued 1,338,620 shares of our common stock to Efrat Investments LLC upon the cashless exercise of a warrant.

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

HWN, INC.

Date: November 12, 2021	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

HWN, INC.

Date: November 12, 2021	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer