Form 10-K
period 2021-12-31
HIGH WIRE NETWORKS, INC.
filed 2022-04-15
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53461

High Wire Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5055489
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

980 N. Federal Highway, Suite 304, Boca Raton, Florida	33432	(407) 512-9102
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	HWNI	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2021 based on the closing sales price of the Common Stock as quoted on the OTCQB was $7,664,845. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 8, 2022, there were 52,901,773 shares of registrant’s common stock outstanding.

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

ii

PART I

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to High Wire Networks, Inc., a Nevada corporation, and its consolidated subsidiaries.

The information that appears on our websites at www.HighWireNetworks.com and www.SpectrumGlobalSolutions.com is not part of this report.

ITEM 1. BUSINESS

Business Overview

High Wire Networks, Inc. (f/k/a Spectrum Global Solutions, Inc.) (“High Wire”) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, Spectrum reincorporated in the province of British Columbia, Canada.

On April 25, 2017, High Wire entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, High Wire purchased 80.1% of the assets associated with InterCloud’s AW Solutions, Inc., AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”) (collectively “AWS” or the “AWS Entities”) subsidiaries.

On November 15, 2017, High Wire changed its name to “High Wire Enterprises, Inc.” and reincorporated in the state of Nevada.

On February 6, 2018, High Wire entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Stock Purchase Agreement High Wire purchased all of the issued and outstanding capital stock and membership interests of ADEX Corporation, ADEX Puerto Rico LLC, ADEX Towers, Inc. and ADEX Telecom, Inc. and formed ADEX Canada LLC in September 2019 (collectively “ADEX” or the “ADEX Entities”). High Wire completed the acquisition on February 27, 2018.

On February 14, 2018, High Wire entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to High Wire of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by High Wire.

On May 18, 2018, High Wire transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by Mantra’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities.

On January 4, 2019, High Wire entered into a Stock Purchase Agreement with InterCloud. Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and High Wire agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc. (“TNS”), an Illinois corporation.

On September 30, 2020, High Wire sold its TNS subsidiary. On December 31, 2020, Spectrum sold its AWS subsidiary.

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN”) was incorporated in Delaware on January 20, 2017. HWN is a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. HWN’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

On February 7, 2019, HWN and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which HWN owned 50% of JTM.

On June 16, 2021, HWN completed a merger with High Wire Networks, Inc. fka Spectrum Global Solutions, Inc. The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included the ADEX Entities, AWS PR and Tropical.

On November 4, 2021, we closed on our acquisition of Secure Voice Corp (“SVC”).

On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. For accounting purposes, HWN is the surviving entity and is referred to throughout as “HWN”, “High Wire”, or “the Company”.

On February 15, 2022, HWN sold its 50% interest in JTM.

Our AWS PR and Tropical subsidiaries are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. Our ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. Our SVC subsidiary is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers.

We provide the following categories of offerings to our customers:

●	Technology Solutions: We provide a comprehensive technology platform and array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include, but are not limited to: Wi-Fi, Wi-Max and wide-area networks, fiber networks (ISP/OSP), DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities, government and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand, maintain and decommission existing networks.

●	Construction Solutions: We are also a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model.

●	Security: High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

The Technology Solutions division offers carriers, service providers and enterprise customers professional contracting services, to include: infrastructure audits; site acquisition; architectural, structural and civil design and analysis; construction management; construction; installation; warehousing and logistics; maintenance services, that support the build-out and upgrade and operation of some of the most advanced networks, small cell, Wi-Fi, fiber and distributed antenna system (DAS) networks. We believe the expansion and migration of these next-generation networks, our long-term relationships supported by multiyear Master Service Agreements (MSA) and multi-year service contracts with major wireless, commercial wireline and wireless operators, DAS operators, tower companies, original equipment manufacturers (OEM’s) and prime contractor/project management organization provides us a significant opportunity as a long-term leading and well respected industry leader in this marketplace.

Our Technology Solutions division is supported by its subsidiaries: the ADEX Entities, the AWS Entities, and SVC. The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers.

Our Operating Units

Our company is comprised of the following:

●	Technology Solutions: The Technology Solutions group is composed of the following: High Wire is a global provider of managed security, professional services delivered exclusively through a channel sales model. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally.

●	High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

●	Construction Solutions: Tropical provides fiber and DAS deployments for facilities and outdoor environments.

●	The High Wire Entities: ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally. ADEX seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. The AWS Entities are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments. SVC is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers.

Our Industry

The pace of technology evolution continues to accelerate and shows no signs of slowing down. From Enterprise to Carriers and Service Providers, there is a continuous need to plan, install, manage, and protect networks from cybersecurity threats. As technology evolves, the demand for more robust networks, faster speeds, better experiences, and protection from the ever evolving cyber threat landscape continues to grow at a robust pace. This demand has been compounded by the global COVID-19 pandemic and the rapid transition to “work from home” for large swaths of the global workforce. Remote learning, remote video meetings, collaboration software, increased email volumes, all have transformed the way we share information, and created strain on the way business used to be done. Nearly two years later, the technology and telecom industry anticipates these trends to continue for many years to come, and a new hybrid workplace environment evolving.

Wireless infrastructure which has been in place since the 1980’s includes towers, buildings, telephone poles and other facilities to place critical antennas and associated electronics to support a wind range of wireless protocols including WiMax, LTE and now 5G technologies. These wireless trends combined with the wireline transition from copper to fiber, and its corresponding order of magnitude change in bandwidth, are occurring to satisfy the world’s ever-increasing demand for data, which are significant long term drivers of our business model and continued success. There has been a significant transition underway from 4G wireless technology to 5G wireless technology. According to Gartner, spending on 5G infrastructure slowed in 2020 due to the pandemic, and only slightly increased in 2021. Gartner also expects this important transition to accelerate by 39% in 2022. The transition to 5G will accelerate migration to the next generation standard that allows for higher capacity, lower latency, and the architecture required to support new applications. The roll-out of enhanced mobile broadband, small cell architectures, 5G services and billions of new Internet of Things (IoT) connected devices greatly increases the need to modernize networks to accommodate this new breed of connectivity. This long-term trend is a significant enduring opportunity for companies like ours. The transition from trial-based deployments of 5G to a full nationwide implementation is expected to continue beyond 2025. Necessary investments in supporting infrastructure such as fiber optic backhaul is expected by Deloitte Consulting LLP to require $130-$150 billion over the next 5-7 years to adequately support the consumer demand for broadband and wireless densification projects in the United States alone. It is mission-critical for these providers to deliver broadband capacity, reliably, securely and cost-effectively in a solution that supports the massive data consumption of emerging applications such as: augmented reality/virtual reality, video streaming, mobile advertising, IoT, self-driving cars, personalized health monitoring and much more.

With the rapid proliferation of device connectivity and the transition of the workforce to remote or hybrid, the demands on Enterprise networks and all traditional networks have shifted. Cyber security risks have proliferated right along with it. PurpleSec reports that cyber attacks were up 600% as a result of the pandemic and the change in network design and utilization. They also estimate a global cost of over $6 trillion annually in 2021 from ransomware alone. Cyber risk is now something that every business is forced to address around the globe. Closer to home, a patchwork of legislation has emerged in the United States with various states enacting different requirements for protection of sensitive data, networks, and adding duties to disclose. Congress has yet to enact federal laws mandating cyber security protections thus far, but there have been many discussions, task forces, and the Department of Defense has updated standards for private sector companies doing business with them.

Global Cyber Security spending is expected to exceed $1.75 trillion from 2021 to 2025 according to Cybersecurity Ventures. Enterprises, Service Providers, Wireless Providers, and Managed Service Providers are all working at a feverish pace to keep up with emerging threats. There are over 1500 different “point” solutions on the market today. Most focused on a single part of the problem or “attack surface”. Traditional solutions require a lot of work to deploy, constant monitoring, and well-trained people to interpret the massive amounts of data they produce. This sets the stage for managed service solutions that meld best in breed tools together into a comprehensive solution, manage the solution 24x7x365, to detect and respond to threats.

All of these trends come together at the network level. As networks improve from the Carrier to the Enterprise, demand for building, managing, and protecting these networks will rise as a requisite portion of the predicted industry spend dollars. The contracts to perform these services, provide human capital for them, and protect them will last years.

INDUSTRY TRENDS AND OPPORTUNITIES

●	Cyber Security Managed Service

●	Network buildout and deployment

●	IOT creating deployment and cyber security opportunities

●	Fiber backhaul network buildouts

●	Future forward Cloud Area Networks

●	Monetize existing technology intellectual property and develop the portfolio

●	International growth, developing and emerging markets

●	Monetize our existing telecom network (Secure Voice Corp) in new ways

Competitors

We provide, managed and professional services to carriers, service provider, utilities and enterprise clients on a national and international basis. Demand for our services is strong and growing in all segments of the business. Our channel-oriented sales model provides for very rapid expansion within our clients as they win contracts, develop new programs, build out their own suite of services, or leverage our portfolio to expand their own under private label.

Managed Services is a very competitive market and as such, our strategy to work exclusively through distribution channels with existing customer bases and robust sales organizations that can provide rapid growth. Most of our competitors are not channel only, but rather serve customers directly as well as have a channel component. Many are also wed to their own software, which makes it challenging to pivot as threats change. Some of our significant competitors would be Arctic Wolf, Herjevic Group, SecureWorks, and numerous smaller competitors. This space is rapidly evolving and hiring and retaining talent can be challenging. The company that develops a competitive edge in recruitment and employee retention will have a significant advantage. In a crowded and evolving landscape, there will be a continued need to spend on marketing and sales to acquire partners and help them convert and acquire new customers. We believe that with the combination of businesses we have, we are able to differentiate our services and compete aggressively in this market.

Our current and potential larger competitors in the professional services sector include MasTec, Dycom Industries, Inc., Goodman Networks, Inc., and Black and Veatch. In some segments of our business, a significant portion of our services revenue is currently derived from MSAs and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price to our services, and we may not be able to maintain or enhance our competitive position based on thresholds for margin and profitability that has been established as benchmarks within our telecommunications division. The principal competitive factors for our professional services include; agility to respond, geographic presence, breadth of service offerings, technical skills “in-house” professional competencies and methodologies, price, quality of service, safety record, proven performance and industry reputation. We believe we compete favorably with our competitors on the basis of all of these factors.

Our Competitive Strengths

We believe our market advantage is our positioning as a trusted authority in the space and the long-term relationships, Master Service Agreements (MSAs), industry leading provider of solutions and a reputation and track record of our ability to perform with agility, quality on a seamless and flawless manner for our clients is key in our success to date. High Wire’s ability to provide a wide range of services in a turn-key integrated solution is critical to our clients. Our highly experienced and professional team provide such services as: Managed Services, Cyber security services, Technology Professional Services, RF, civil, electrical, architectural engineering and design, structural engineering, analysis and design, value engineering, network engineering services, network planning, site acquisition, land use planning, feasibility/environmental studies, lease/contract negotiations, Build-To-Suit (BTS) services, audits functions, program planning, professional services, product development, construction and installation, technical services, warehouse and logistics, network decommissioning and maintenance.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth opportunities:

●	Service Provider Relationships: We have established relationships with leading wireless and wireline telecommunications providers, cable broadband MSOs, Original Equipment Manufacturers (OEMs), utility companies, Project Management Organizations (PMOs), enterprise clientele and others.

●	Established expertise in Cyber Security and manage services with over 120 established MSP channel partners

●	Established operational expertise and channel partnerships with the largest technology resellers and channel partners in the world

Sample Customers

●	Commercial Operators (Carriers): AT&T, Verizon Communications, T-Mobile/Sprint, Frontier Communications, COX, Open Mobile, Claro, Summit Broadband

●	Technology Resellers such as Presido, Tech Data/Synnex, Worldwide Technologies, NWN Carousel, Sirius, Myriad 360, and many more.

●	Aggregators: Crown Castle, SBA Wireless, Global Tower Partners (GTP), American Tower, Vertical Bridge

●	OEMs: Ericsson, Nokia, Samsung

●	PMOs: MasTec Network Solutions, Ericsson

●	Unified Communications Providers and Carriers: RingCentral, Lumen, Call One, Peerless, Frontier, Windstream

●	Long-Term Master Service Agreements (MSA) and Contracts: We have MSA’s and agreements with service providers, OEMs, software manufacturers, technology resellers, managed services providers, value added distributors and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Global Professional Engineering Talents: Our extensive geographical reach and licensing that covers all US states and territories, all of the United Kingdom and Euro Zone, all Canadian Provinces, all of South and Central America, most of the Middle East and Africa, and select areas in the Caribbean and Pacific Rim coupled with our vast engineering experience and expertise supported by talented staff enables our customers to take advantage of our end-to-end solutions and one-stop full turn-key solutions.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting High Wire Networks over our competitors. We believe that our highly skilled professionals with professional certifications gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Expansion of our recurring revenue streams through increased focus on managed services, cyber security services, and professional services programs that are multiple years in duration will increase client retention, grow margins, and make the business more predictable through uncertain economic cycles.

●	Increased value creation through continued expansion of our intellectual property (IP) and potential acquisition of additional IP.

●	Our sales organization has extensive expertise and deep industry relationships. Paired with an effective and efficient marketing message that drives new client acquisition, we believe they position us to compete very well.

●	Our highly experienced management team has deep industry knowledge and brings extensive combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Competing in high growth markets

●	Global operational capabilities

●	Effective marketing and strong brand awareness in the industry

●	Vast expertise in technology domains

●	Top customers in the industry in every segment

●	Diverse customer base of nearly 500 channel partners across three different sales channels

●	Focused on high growth markets

●	Multiple data centers/clouds and intellectual property portfolio

Our Growth Strategy

●	Under our current management team we have developed a growth strategy based on a combination of organic growth and growth through operations. Our strategy is focused on building the business on high margin recurring revenue to drive long term sustainability. We have consolidated our sales and management team to leverage the strength of our clients and sell across the existing base. We will continue to focus on existing offerings while adding robust new capabilities.

●	We will continue to grow and expand our award winning, channel only Overwatch Managed Cyber Security platform. This service leverages our extensive expertise to prevent, detect, and respond to cyber threats 24x7x365. These services are in high demand around the world, and our platform is cutting edge.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies that enhance our earnings and offer complementary services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain market share.

●	Aggressively Expand Our Organic Growth Initiatives around our Professional Services Business. Our customers have an extensive array of needs and business segments they serve. We will expand our offerings, skillsets, and geographic reach with our customers to support their clients. As we expand the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Partners. We plan to capture and expand new relationships. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Expansion of Sales and Marketing. We believe that we can continue to expand our outside sales team, build an effective inside sales team, and provide additional momentum through marketing support and partner focused events.

Our Services

We provide award winning managed cyber security solutions, managed services, and wholesale communications exclusively through our channel partners around the world. We leverage state of the art cyber security tools to deliver these services. We have built out extensive data center/cloud infrastructure enabling our partners to provide concierge level security services and extend their value proposition to their own clients with a high degree of certainty. Our U.S. based Security Operations Center (SOC) provides SOC as a Service (SOCaaS) to manage all of the tools 24x7x365.

We are a leading provider of professional services and infrastructure solutions to the Technology, Telecom, and Service Provider markets in both Carrier and Enterprise sectors. Our engineering, design, construction, installation, maintenance service offerings supported by our professional teams to support the build-out, maintenance, upgrade and operation of some of the most advanced fiber optic, Ethernet, copper, wireless, wireline, utility and enterprise networks. Our breadth of comprehensive services enables our customers to selectively augment existing services or to outsource entire projects or operational functions.

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

Customers

On behalf of our clients, we provide services for most of the Fortune 1000 enterprises and the like, software and hardware OEMs, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include leading telecommunications companies, such as Ericsson, Inc., Verizon Communications, T-Mobile/Sprint Corporation and AT&T.

During the years ended December 31, 2021 and 2020, respectively, our top four customers accounted for approximately 55% and 69% of our total revenues.

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

Employees

As of December 31, 2021, we had 335 full-time employees and 5 part-time employees, of whom 37 were in administration and corporate management, 4 were accounting personnel, 23 were sales personnel and 276 are engaged in professional engineering, operations, project managerial and technical roles.

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

Our Corporate Information

Our principal offices are located at 980 N. Federal Highway, Suite 304, Boca Raton, Florida 33432. Our telephone number is (407) 512-9102.

ITEM 1A. RISK FACTORS

An investment in our in our common stock involves a high degree of risk. The risks described below include all material risks to our company or to investors in this offering that are known to our company. You should carefully consider such risks before participating in this offering. If any of the following risks actually occur, our business, financial condition and results of operations could be materially harmed. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this prospectus, including our financial statements and the related notes included elsewhere in this prospectus.

In addition to the other information in this prospectus, you should carefully consider the following factors in evaluating us and our business. This prospectus contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, some of which are beyond our control. Should one or more of these risks and uncertainties materialize or should underlying assumptions prove incorrect, our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this prospectus, including the documents incorporated by reference.

There are risks associated with investing in companies such as ours who are primarily engaged in research and development. In addition to risks which could apply to any company or business, you should also consider the business we are in and the following:

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $3,674,429 and $1,442,236 for the years ended December 31, 2021 and 2020, respectively. In addition, we incurred a net loss attributable to common stockholders of $19,191,952 and $693,083 for the years ended December 31, 2021 and 2020, respectively. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, continue increase our revenues. We have experienced significant growth in recent years, primarily due to our strategic acquisitions. Our total revenues increased from $9,909,157 in the year ended December 31, 2020 to $27,206,689 in the year ended December 31, 2021. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2021, we had total indebtedness of $15,837,105, consisting of $6,580,200 of convertible debentures, $5,415,803 of loans payable, $454,031 of loans and convertible loans payable to related parties, and $3,387,070 of factor financing. $8,030,681 of this debt is due within the year ending December 31,2022. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

Risks Relating To Our Business

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

A portion of our revenues from our technology and professional services offerings are derived from fixed unit price contracts that require us to perform the contract for a fixed unit price irrespective of our actual costs. We bid for these contracts based on our estimates of overall costs, but cost overruns may cause us to incur losses. The costs incurred and any net profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

●	onsite conditions that differ from those assumed in the original bid and do not qualify for a job change order;

●	delays in project starts or completion;

●	contract modifications creating unanticipated costs not covered by change orders;

●	development of new technologies;

●	availability and skill level of workers in the geographic location of a project;

●	our suppliers’ or subcontractors’ failure to perform due to various reasons, including bankruptcy;

●	fraud or theft committed by our employees or others;

●	citations or fines issued by any governmental authority;

●	delays caused by any government authority;

●	difficulties in obtaining required governmental permits or approvals or performance bonds;

●	labor and material cost greater than anticipated;

●	changes in applicable laws and regulations; and

●	claims or demands from third parties alleging damages arising from our work or from the project of which our work is a part.

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

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 55% and 69% of our revenue in the years ended December 31, 2021 and 2020, respectively. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

During the years ended December 31, 2021 and 2020 we derived substantially all of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

Errors in our contracting services may give rise to claims against us, increase our expenses, or harm our reputation.

Our contracting services are complex and our final work product may contain errors. We have not historically accrued reserves for potential claims as they have been immaterial. The costs associated with such claims, including any legal proceedings, could adversely affect our business, financial condition, results of operations and prospects.

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

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules, larger scale to complete projects or prior experience with the customer. Managed Services is a very competitive market and as such, our strategy to work exclusively through distribution channels with existing customer bases and robust sales organizations that can provide rapid growth. Most of our competitors are not channel only, but rather serve customers directly as well as have a channel component. Many are also wed to their own software, which makes it challenging to pivot as threats change. Some of our significant competitors would be Arctic Wolf, Herjevic Group, SecureWorks, and numerous smaller competitors. Our current and potential larger competitors in the professional services sector include MasTec, Dycom Industries, Inc., Goodman Networks, Inc., and Black and Veatch. In some segments of our business, price is often an important factor in determining which service provider is selected by our customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in price to our services, and we may not be able to maintain or enhance our competitive position.

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

Our operating results have fluctuated and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue.

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

We exercise judgment in determining our provision for taxes in the United States, Canada, and Puerto Rico that are subject to tax authority audit review that could result in additional tax liability and potential penalties that would negatively affect our net income.

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

Risks Related to our Common Stock

An active trading market for our common stock may not develop.

Our common stock has not yet been listed on any national securities exchange and has not been quoted on The OTC Bulletin Board or any of the marketplaces of OTC Link. We cannot predict the extent to which investor interest in us will lead to the development of an active public trading market or how liquid that public market may become.

Additionally, because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receiving the purchaser’s written consent prior to the transaction. Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2021, we had 46,151,188 shares of common stock issued and 46,149,117 shares outstanding, of which 429,168 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2021, we also had outstanding $6,934,231 aggregate principal and $238,678 accrued interest of convertible loans payable to related parties and convertible notes that were convertible into 57,092,108 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. As of December 31, 2021, there were also outstanding warrants to purchase an aggregate of 6,002,500 shares of our common stock at a weighted-average exercise price of $0.49 per share and outstanding stock options to purchase 10,794,605 shares of our common stock at a weighted average exercise price of $0.29 per share, all of which warrants and stock options were exercisable as of such date. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Boca Raton, Florida. We are occupying our 1,282 sq ft offices under a three-year lease that expires in August 2022 and has current monthly lease payments of $2,933.

Set forth below are the locations of the other properties leased by us, the businesses that use the properties, and the size of each such property. All such properties are used by our company or by one of our subsidiaries principally as office facilities to house their administrative, marketing, and engineering and professional services personnel. We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our current needs.

Location	Owned or Leased	User	Size (Sq. Ft.)
Batavia, IL	Leased (1)	High Wire Networks, Inc.	8,050
Miami, FL	Leased (2)	ADEX Corporation	3,400
Puerto Rico	Leased (3)	AW Solutions Puerto Rico, LLC	1,575
Miami, FL	Leased (4)	Tropical Communications, Inc.	3,400

(1)	This facility is leased pursuant to a five-year lease which expires in July 2023 and provides for current monthly lease payments of $9,593, with 12-15% increases annually on August 1.

(2)	This facility is leased pursuant to a four-year lease which expires in April 2023 and provides for current monthly lease payments of $5,177, with 3% increases annually on June 1.

(3)	This facility is leased on a month-to-month basis and provides for monthly payments of $1,500.

(4)	This facility is leased on a month-to-month basis and provides for monthly base rental payments of $3,792.

ITEM 3. LEGAL PROCEEDINGS

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

On December 16, 2021, a former employee filed a lawsuit against us and our Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, we filed a response and counterclaim against the former employee. We believe we will prevail and have not recorded a loss contingency as of December 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently available for quotation on the OTC QB market under the symbol “HWNI”.

On April 8, 2022, the closing sale price of our common stock, as reported by OTC Markets, was $0.18 per share. On April 8, 2022, there were 70 holders of record of our common stock and 52,901,773 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

In the fourth quarter of 2021, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On October 6, 2021, we issued 1,761,527 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $12,442 of principal and $36,000 of accrued interest pursuant to a convertible debenture.

On October 25, 2021, we issued 1,254,545 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $33,000 of principal and $1,500 of accrued interest pursuant to a convertible debenture.

On November 4, 2021, we issued 1,181,818 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $32,500 of principal pursuant to a convertible debenture.

On November 8, 2021, we issued 1,833,333 shares of our common stock to Keith Hayter upon the conversion of $110,000 of principal pursuant to a related party convertible debenture.

On November 24, 2021, we issued 1,345,455 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $35,500 of principal and $1,500 of accrued interest pursuant to a convertible debenture.

On December 15, 2021, we issued 1,261,818 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $33,500 of principal and $1,200 of accrued interest pursuant to a convertible debenture.

On December 16, 2021, we issued 2,045,454 shares of our common stock to SCS, LLC upon the conversion of 45 shares of Series D preferred stock with a stated value of $10,000 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Basis of Presentation

Our consolidated financial statements are stated in United States dollars ($) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus.

Unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

Unless specifically set forth to the contrary, when used in this report the terms “we”, “our”, the “Company” and similar terms refer to High Wire Networks, Inc., a Nevada corporation, and its consolidated subsidiaries.

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

We expect to continue to increase our gross margins by leveraging our single-source end-to-end network to efficiently provide a full spectrum of end-to-end next-generation network solutions and staffing services to our customers. We believe our solutions and services offerings can alleviate some of the inefficiencies typically present in our industry, which result, in part, from the highly fragmented nature of the telecommunications industry, limited access to skilled labor and the difficulty industry participants have in managing multiple specialty-service providers to address their needs. As a result, we believe we can provide superior service to our customers and eliminate certain redundancies and costs for them. We believe our ability to address a wide range of end-to-end solutions, network infrastructure and project-staffing service needs of our telecommunications industry clients is a key competitive advantage. Our ability to offer diverse technical capabilities (including design, engineering, construction, deployment, and installation and integration services) allows customers to turn to a single source for those specific specialty services, as well as to entrust us with the execution of entire turn-key solutions.

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

High Wire was incorporated in 2007 and functioned as a development stage company with limited activities through 2017.

HWN, Inc. incorporated in Delaware on January 20, 2017. Our principal offices are located at 980 N. Federal Highway, Suite 304, Boca Raton, Florida 33432. Our telephone number is (407) 512-9102. We are a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

On February 7, 2019, High Wire and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owned 50% of JTM.

On June 16, 2021, HWN completed a merger with High Wire. The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, and ADEX Telecom, Inc., (collectively “ADEX”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”).

On November 4, 2021, we closed on our acquisition of Secure Voice Corp (“SVC”).

On February 15, 2022, High Wire sold its 50% interest in JTM.

We provide the following categories of offerings to our customers:

●	Technology Solutions: We provide a comprehensive technology platform and array of professional services and solutions to our clients that are applicable across multiple platforms and technologies to include but not limited to: Wi-Fi, Wi-Max and wide-area networks, fiber networks (ISP/OSP), DAS networks (iDAS/oDAS), small cell distributed networks, public safety networks and enterprise networks for incumbent local exchange carriers (ILECs), telecommunications original equipment manufacturers (OEMs), cable broadband multiple system operators (MSOs), tower and network aggregators, utility entities, government and enterprise customers. Our services teams support the deployment of new networks and technologies, as well as expand, maintain and decommission existing networks.

●	Construction Solutions: We are also a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model.

●	Security: High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

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

Our Technology Solutions division is supported by our subsidiaries: AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”), ADEX CORP, ADEX Puerto Rico LLC, and ADEX Canada (collectively known as “ADEX” or the “ADEX Entities”), and SVC. The AWS Entities provide a broad range of professional services and solutions to top tier communication carriers and Fortune 1000 enterprise customers.

Our Operating Units

Our company is comprised of the following:

●	Technology Solutions: The Technology Solutions group is composed of the following: High Wire is a global provider of managed security, professional services delivered exclusively through a channel sales model. ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally.

●	High Wire’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

●	Construction Solutions: Tropical provides fiber and DAS deployments for facilities and outdoor environments.

●	The High Wire Entities: ADEX is a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications and technology industry, service providers and enterprise customers domestically and internationally. ADEX seeks to assist its customers throughout the entire life cycle of a network deployment via its comprehensive suite of managed solutions that include consulting and professional staffing services to service providers as well as enterprise customers, network implementation, network installation, network upgrades, rebuilds, design, engineering and integration wireless network support, wireless network integration, wireless and wireline equipment installation and commissioning, wireless site development and construction management, network engineering, project management, disaster recovery design engineering and integration. The AWS Entities are professional, multi-service line, telecommunications infrastructure company that provide outsourced services to the wireless and wireline industry. The AWS Entities services include network systems design, site acquisition services, asset audits, architectural and engineering services, program management, construction management and inspection, construction, installation, maintenance and other technical services. The AWS Entities provide in-field design, computer aided design and drawing services (CADD), fiber and DAS deployments for facilities and outdoor environments. SVC is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers.

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

Contract Types

Our contracts fall under two main types: 1) fixed-price and 2) time-and-materials. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working permanently at customer locations and materials costs incurred by those employees.

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

Fair Value Measurements

We measure and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

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

Derivative Liabilities

We account for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. We use estimates of fair value to value our derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. We categorizes our fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

Goodwill

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

We test goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the years ended December 31, 2021 and 2020.

Intangible Assets

At December 31, 2021 and 2020, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the years ended December 31, 2021 and 2020.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the years ended December 31, 2021 and 2020.

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

Going Concern Assessment

Management assesses going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date of the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

We have generated losses in 2021 and 2020 and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2021, we had an operating loss of $3,886,872 (before deducting losses attributable to noncontrolling interests, cash flows used in operations of $4,207,759 and a working capital deficit of $20,788,076.

Management has prepared estimates of operations for 2022 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the consolidated financial statements in our Annual Report on Form 10-K, which indicate improved operations and our ability to continue operations as a going concern.

The impact of COVID-19 on our business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of December 31, 2021, ADEX had $2,010,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that our forecasts for one year from the date of the filing of the consolidated financial statements in our Annual Report on Form 10-K indicate improved operations and our ability to continue operations as a going concern. We have contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of management to raise additional equity capital through private and public offerings of our common stock, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2021 and 2020.

Our operating results for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Statement of Operations Data:

Revenues	$27,206,689	$9,909,157
Operating expenses	30,881,118	11,351,393
Loss from continuing operations before taxes	(3,674,429)	(1,442,236)
Total other (expense) income	(10,003,201)	732,233
Net income from discontinued operations, net of taxes	675,355	33,838
Net income attributable to noncontrolling interest	(337,677)	(16,918)
Deemed dividend - Series A preferred stock modification	(5,852,000)	-
Net loss attributable to common shareholders	(19,191,952)	(693,083)
Net loss per share, basic and diluted	(1.00)	-
Weighted average common shares outstanding, basic and diluted	19,146,572	-

Revenues

Our revenue increased from $9,909,157 for the year ended December 31, 2020 to $27,206,689 for the year ended December 31, 2021. The increase is primarily related to the addition of the ADEX Entities, AWS PR, SVC, and Tropical, which accounted for $14,269,197 in revenue from the dates of acquisition through December 31, 2021. We expect our revenue to continue to increase with the addition of these entities going forward.

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

During the year ended December 31, 2021, our operating expenses were $30,881,118, compared to operating expenses of $11,351,393 for the same period of 2020. The increase of $19.529,725 is primarily related to a $14,059,143 increase in cost of revenues as a result of the increase in sales discussed above, combined with increases of $2,976,207 and $2,197,264, respectively, in general and administrative expenses and salaries and wages as a result of the reverse merger and the acquisition of SVC.

Other Expense

During the year ended December 31, 2021, we had other expense of $10,003,201, compared to other income of $732,233 for the same period of 2020. The change of $10,735,434 is primarily related to loss on settlement of debt of $6,251,954 and initial derivative expense of $4,750,064 in 2021.

Net Loss

For the year ended December 31, 2021, we incurred a net loss attributable to High Wire Networks, Inc. common shareholders of $19,191,952, compared to a net loss attributable to High Wire Networks, Inc. common shareholders of $693,083 for the same period in 2020.

Liquidity and Capital Resources

As of December 31, 2021, our total current assets were $11,072,222 and our total current liabilities were $31,860,298, resulting in a working capital deficit of $20,788,076, compared to working capital of $516,679 as of December 31, 2020.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(4,207,759)	$(532,726)
Net cash used in investing activities	$(593,347)	$(115,320)
Net cash provided by financing activities	$5,124,824	$328,717
Change in cash	$323,718	$(319,329)

For the year ended December 31, 2021, cash increased $323,718, compared to a decrease in cash of 319,329 for the same period of 2020. The primary cash inflows during the year ended December 31, 2021 were $5,165,019 of proceeds from debt and factor financing in excess of repayments and release of restricted cash of $2,000,000. The net loss of $13,677,630 was partially offset by loss on settlement of debt of $6,251,954 and initial derivative expense of $4,750,064. During the year ended December 31, 2020, we received $873,400 of CARES Act loans.

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

As of December 31, 2021, we had cash of $508,395 compared to $184,677 as of December 31, 2020.

Indebtedness

As of December 31, 2021, the outstanding balances of loans payable to related parties, loans payable, convertible debentures, and factor financing were $1,442,949, $5,176,590, $4,132,931, and $3,387,070, respectively, net of debt discounts and premiums of $988,917, $239,214, $2,447,270, and $0, respectively.

The total outstanding principal balance per the loan agreements and factor financing due to our debt holders was $15,837,105 at December 31, 2021. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Loans Payable to Related Parties

At December 31, 2021 and 2020, we had outstanding the following loans payable to related parties:

	December 31,		December 31,
	2021		2020
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $988,917	$1,342,949		$-
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 15, 2021	100,000		-
Promissory note issued to the James Marsh and Jeffrey Gardner, 5.5% interest, unsecured, due February 27, 2022	-	*	2,292,972
Total	$1,442,949		$2,292,972

Less: Long-term portion of loans payable	-		(1,735,114)

Loans payable, current portion, net of debt discount	$1,442,949		$557,858

Additional information on our loans payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Loans Payable

As of December 31, 2021 and 2020, loans payable consisted of the following:

	December 31,	December 31,
	2021	2020
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$304,187	$358,343
Promissory note issued to Dominion Capital., LLC., 10% interest, unsecured, matures on September 30, 2022	1,552,500	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $191,371	754,575	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $47,843	188,644	-
EIDL Loan, 3.75% interest, matures October 12, 2050	149,284	-
CARES Act Loans	2,010,000	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	-
Total	$5,176,590	$358,343

Less: Long-term portion of loans payable	(2,402,969)	(344,941)

Loans payable, current portion, net of debt discount	$2,773,621	$13,402

Additional information on our loans payable is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Convertible Debentures

At December 31, 2021 and 2020, we had outstanding the following convertible debentures:

	December 31,		December 31,
	2021		2020
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$200,000		$-
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	89,047	*	-
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	125,680	*	-
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $117,556	171,918		-
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $148,173	203,932		-
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000		-
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000		-
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $42,435	66,329	**	-
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $2,223,975	276,025		-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due September 1, 2022	2,750,000		-
Total	4,132,931		-

Less: Long-term portion of convertible debentures, net of debt discount	(208,374)		-

Convertible debentures, current portion, net of debt discount	$3,924,557		$-

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b)	the lack of the quantity of resources to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of transactions entered into by our company.

We are committed to improving our financial organization. In addition, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

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

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed

Mark W. Porter	Chief Executive Officer and Chairman of the Board	49	March 1, 2021
Daniel J. Sullivan	Chief Financial Officer	64	April 28, 2021
Stephen W. LaMarche	Director	58	August 9, 2021
Peter H. Kruse	Director	58	September 27, 2021

All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Mark W. Porter, Chief Executive Officer and Chairman of the Board

Mr. Porter, age 49, was appointed our Chief Executive Officer on March 1, 2021. Since January 2001, Mr. Porter has been President and Chief Executive Officer of HWN, Inc. (“High Wire Networks”). With over two decades of technology industry experience, Mr. Porter is a channel veteran with extensive experience in pioneering new and more innovative ways to deliver professional and managed services.

Daniel J. Sullivan, Chief Financial Officer

On April 28, 2021, the Board appointed Daniel J. Sullivan to serve as our Chief Financial Officer. Since 2003, Mr. Sullivan had been the President of PCN Enterprises, Inc., which provides accounting related consulting services to public companies

Stephen W. LaMarche, Director

On August 9, 2021, Stephen W. LaMarche was appointed to the Board of Directors. Since 2019, Mr. LaMarche has been providing consulting services to the managed technology and professional services space where he has extensive experience leading sales & marketing, product and service innovation, finance and operational management. From 2016 to 2018, Mr. LaMarche served as Vice President of Product Management at TPx Communications.

Peter H. Kruse, Director

On September 27, 2021, Peter H. Kruse was appointed to the Board of Directors. Since 2016, Mr. Kruse has been President of P410 Group LLC, which provides coaching to companies to implement a practical business operating system to align, simplify and focus entrepreneurial businesses to achieve strong results.

Family Relationships

None.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, with the exception of the lawsuit discussed in Item 3. Legal Proceedings, none of our directors or executive officers has, during the past ten years:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2021 and 2020.

							Changes in Pension Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Other Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Mark W. Porter	2021	201,539	—	729,292	86,147	—	—	27,000	(a)	1,043,978
Chief Executive Officer	2020	116,827	—	—	—	—	—	18,000	(a)	134,827

Daniel J. Sullivan	2021	205,000	—	—	119,073	—	—	—		324,073
Chief Financial Officer	2020	115,000	—	—	—	—	—	—		115,000

Roger M. Ponder	2021	36,923	—	—	186,423	—	—	—		223,346
Former Chief Executive Officer	2020	164,526	—	—	—	—	—	—		164,526

Keith W. Hayter	2021	34,615	—	—	202,096	—	—	—		236,711
Former President	2020	137,904	—	—	—	—	—	—		137,904

(a)	This amount represents a car allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards held by the named executive officers and directors as of December 31, 2021.

	Equity compensation plans not approved by shareholders		Equity compensation plans approved by shareholders
	Number of securities	Number of securities	Number of securities	Number of securities
Name and Principal	underlying unexercised options exercisable	underlying unexercised options exercisable	underlying unexercised options exercisable	underlying unexercised options exercisable	Option exercise price	Option expiration
Position	(#)	(#)	(#)	(#)	($)	date
Current Officers:
Mark W. Porter		3,318,584	—	—
First Award		—	218,892	93,811	$0.2500	June 16, 2026
Second Award					$0.2545	August 18, 2026

Daniel J. Sullivan
First Award		77,587	—	—	$0.5800	February 21, 2026
Second Award		—	302,554	129,666	$0.2545	August 18, 2026

Current Directors:
Peter H. Kruse				96,712	$0.2545	August 18, 2026
Stephen W. LaMarche				100,603	$0.2485	August 11, 2026

Former Officers:
Roger M. Ponder				323,863	$0.5800	February 21, 2026
Keith W. Hayter				482,393	$0.5800	February 21, 2026

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mark W. Porter Employment Agreement

On March 31, 2021, we entered into an employment agreement (the “Employment Agreement”) with Mark W. Porter, our Chief Executive Officer, pursuant to which Mr. Porter will serve as our Chief Executive Officer for an initial term of five (5) years with automatic two (2) year renewals unless terminated by us or Mr. Porter. Pursuant to the Employment Agreement, Mr. Porter will receive an annual base salary of $375,000, plus an annual cash bonus based on our achievement of certain performance targets made at the discretion of our Board of Directors. If all performance targets are achieved, Mr. Porter’s annual cash bonus shall not be less than five percent (5%) of our EBITDA for the applicable year.

Board of Directors Compensation

Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees. All directors who are not employees of our company or of any of our subsidiaries are compensated at the rate of $25,000 per year in stock compensation and are paid $1,500 for each board meeting attended and are reimbursed for their expenses incurred in attending Board and committee meetings.

Name and Principal	Fiscal	Fees earned or paid in cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)		($)
Stephen W. LaMarche (1)	2021	1,500	—	25,871	—	—	75,000	(a)	102,371
Director	2020	—	—	—	—	—	-		-

Peter H. Kruse (2)	2021	—	—	25,997	—	—	22,500	(b)	48,497
Director	2020	—	—	—	—	—	18,000	(b)	18,000

(1)	Stephen W. LaMarche was appointed as a Director on August 9,2021

(2)	Peter J Kruse was appointed as a Director on September 27,2021

(a)	Represents consulting fees paid during 2021.

(b)	Represents consulting fees paid during 2021 and 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2022, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of April 8, 2022, we had a total of 52,901,773 shares of common stock outstanding.

Name of beneficial owner	Number of shares and nature of beneficial ownership (1)	Percent of common stock outstanding
Mark W. Porter (3)	11,603,304	18.4%
Daniel J. Sullivan (4)	661,798	1.3%
Peter H. Kruse	96,712	*
Stephen W. LaMarche	100,603	*
All directors and officers as a Group	12,462,417	19.7%

Keith Hayter (5)	7,747,526	13.1%
Roger Ponder (6)	7,151,066	12.2%
Cobra Equities SPV, LLC (7)	20,422,985	26.6%

*	Less than 1%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. Includes 3,412,395 common shares issuable upon the exercise of vested stock options and 8,190,909 common shares issuable upon the conversion of Series D Preferred Stock and 170,259 common shares issuable upon the exercise of vested stock options and 272,727 common shares issuable upon the conversion of Series E Preferred Stock.

(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this prospectus. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this prospectus is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Represents 96,712 common shares issuable upon the exercise of vested stock options.

(4)	Represents 100,703 common shares issuable upon the exercise of vested stock options.

(5)	Represents 7,166,807 common shares issuable upon the conversion of convertible debentures. The address of Mr. Hayter is 501 Bluff Oak Court, Apopka, FL 32712.

(6)	Includes 455,348 common shares issuable upon the conversion of convertible debentures and 86,363,636 common shares issuable upon the conversion of Series D Preferred Stock. The address of Mr. Ponder is 134 Varsity Circle, Altamonte Springs, FL 32714.

(7)	Includes 5,659,155 common shares issuable upon the conversion of convertible debentures and 86,363,636 common shares issuable upon the conversion of Series D Preferred Stock. The address of Cobra Equities SPV LLC is 7050 Aloma Ave. Winter Park, FL 32792.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; or

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

See “Executive Compensation” for a description of certain arrangements with our executive officers and directors.

Exchange of Shares of Common Stock for Series B Preferred Stock

On June 16, 2021, in connection with the reverse merger with HWN, Inc., Mark Porter exchanged 350 shares of HWN’s Series D Preferred Stock for 1,000 shares of HWN’s Series B Preferred Stock from Roger Ponder and Keith Hayter.

Loans Payable to Related Parties

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the reverse merger with HWN, HWN assumed High Wire’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $1,359,761, and the fair value of the note is $378,000.

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the reverse merger between High Wire and HWN. The note is due on December 15, 2021 and bears interest at a rate of 9% per annum. This note is still outstanding as of January 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended
	December 31,
	2021	2020
Sadler, Gibb & Associates, LLC
Audit Fees	$169,531	$93,500
Audit-Related Fees	89,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$258,531	$93,500

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

ITEM 16. FORM 10-K SUMMARY

None.

HIGH WIRE NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of High Wire Networks, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Wire Networks, Inc., formerly known as Spectrum Global Solutions, Inc. (“High Wire” or “the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital, which creates substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry economic conditions, the Company tested its long-lived assets during the year ended December 31, 2021. The first step of the long-lived asset impairment review is a recoverability test based upon projected future undiscounted cash flows.

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

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value estimate.

●	Evaluating the appropriateness of the discounted cash flow model used by management.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions used by management related to revenues, gross margin, operating expenses, and long term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2021. The Company utilized a third-party valuation specialist to assist in the preparation of the goodwill impairment test for this reporting unit. The Company primarily used a discounted cash flow income method to estimate the fair value of the reporting unit.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 10 of the financial statements, during the year ended December 31, 2021, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized either Monte Carlo Simulation models or Black Scholes option pricing models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments. These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions.

●	We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific derivative instrument.

●	We tested the reasonableness of the assumptions used by the Company in the Monte Carlo and Black Scholes models, including exercise price, term, expected volatility, and risk-free interest rate.

●	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.

●	We developed an independent expectation for comparison to the Company’s estimate, which included developing our own valuation model and assumptions.

●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Note 10, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

Reverse Merger and Acquisition – Refer to Note 3 to the Consolidated Financial Statements

Critical Audit Matter Description

On June 16, 2021, the Company consummated a reverse merger in which High Wire became a legal subsidiary of Spectrum Global solutions, Inc., but High Wire was deemed to be the accounting acquirer. The aggregate purchase price of the merger was $21,334,282. On November 4, 2021, the Company acquired 100% of the membership interests of Secure Voice Corp., for an aggregate purchase price of $10,463,817. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in both transactions at fair value as of the transaction dates. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and identifiable intangible assets acquired in each transaction. We identified the estimation of the fair value of the consideration transferred, assets acquired, and liabilities assumed in these transactions as a critical audit matter.

How the Critical Audit Matter was Addressed in the Audit

We identified the valuation of the consideration transferred, assets acquired, and liabilities assumed as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of these assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used such as forecasted sales growth rates, cash flows, attrition rates, market-based royalty rates, and estimated discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the following:

●	We evaluated management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

●	We obtained management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

●	We obtained valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.

●	We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

●	We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisitions.

In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in the evaluations of the valuation methodologies deployed and the reasonableness of the significant assumptions used.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

April 15, 2022

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.
Consolidated balance sheets

	December 31,
ASSETS	2021	2020
Current assets:
Cash	$508,395	$184,677
Accounts receivable, net of allowances of $74,881 and $0, respectively	7,961,607	1,056,262
Contract assets	-	60,862
Prepaid expenses and deposits	518,825	88,427
Current assets of discontinued operations	2,083,395	1,544,900
Total current assets	11,072,222	2,935,128

Property and equipment, net of accumulated depreciation of $160,674 and $21,973, respectively	1,279,515	400,326
Goodwill	21,696,040	1,732,431
Intangible assets, net of accumulated amortization of $1,224,261 and $770,856, respectively	11,630,068	1,198,089
Operating lease right-of-use assets	227,132	239,489
Noncurrent assets of discontinued operations	52,618	1,153,371
Total assets	$45,957,595	$7,658,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	3,686,082	834,241
Contract liabilities	633,771	184,450
Loans payable to related parties, net of debt premium of $988,917 and $0, respectively	1,442,949	557,858
Loans payable, current portion, net of debt discount of $239,214 and $0, respectively	2,773,621	13,402
Convertible debentures, current portion, net of net debt discount/premium of $947,398 and $0, respectively	3,924,557	-
Factor financing	3,387,070	-
Derivative liabilities, current portion	15,350,119	-
Contingent consideration	100,000	-
Operating lease liabilities, current portion	142,925	86,510
Current liabilities of discontinued operations	419,204	741,988
Total current liabilities	31,860,298	2,418,449

Long-term liabilities:
Loans payable to related parties, net of current portion	-	1,735,114
Loans payable, net of current portion	2,402,969	344,941
Convertible debentures, net of current portion, net of debt discount of $1,499,872 and $98,176, respectively	208,374	-
Derivative liabilities, net of current portion	178,220	-
Operating lease liabilities, net of current portion	126,044	196,594
Noncurrent liabilities of discontinued operations	33,496	250,800
Total long-term liabilities	2,949,103	2,527,449

Total liabilities	34,809,401	4,945,898

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	619,229	-
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 690 and 0 issued and 645 and 0 outstanding as of December 31, 2021 and 2020, respectively	6,658,457	-
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	6,313,817	-
Total mezzanine equity	13,591,503	-

Stockholders’ (deficit) deficit:
Common stock; $0.00001 and $0.0000001 par value; 1,000,000,000 shares authorized; 46,151,188 and 0 issued and 46,149,117 and 0 outstanding as of December 31, 2021 and 2020, respectively	462	-
Additional paid-in capital	8,630,910	298,542
(Accumulated deficit) retained earnings	(13,024,382)	802,370
Total High Wire Networks, Inc. stockholders’ (deficit) equity	(4,393,010)	1,100,912
Noncontrolling interest	1,949,701	1,612,024
Total stockholders’ (deficit) equity	(2,443,309)	2,712,936

Total liabilities and stockholders’ (deficit) equity	$45,957,595	$7,658,834

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.
Consolidated statements of operations

	For the years ended
	December 31,
	2021	2020
Revenue	$27,206,689	$9,909,157

Operating expenses:
Cost of revenues	19,013,428	4,954,285
Depreciation and amortization	506,364	209,253
Salaries and wages	6,901,236	4,703,972
General and administrative	4,460,090	1,483,883
Total operating expenses	30,881,118	11,351,393

Loss from operations	(3,674,429)	(1,442,236)

Other (expenses) income:
Interest expense	(538,279)	(167,521)
Loss on settlement of debt	(6,251,954)	-
Amortization of discounts on convertible debentures and loans payable	(777,953)	-
Amortization of premiums on convertible debentures and loans payable to related parties	837,974	-
Loss on change in fair value of derivatives	(166,188)	-
Exchange (loss) gain	(3,558)	-
Initial derivative expense	(4,750,064)	-
Loss on settlement of warrants	(127,973)	-
Management fee income	625,487	-
Gain on PPP loan forgiveness	873,734	873,400
Other income	275,573	26,354
Total other (expense) income	(10,003,201)	732,233

Net loss from continuing operations before income taxes	(13,677,630)	(710,003)

Provision for income taxes	-	-

Net loss from continuing operations	(13,677,630)	(710,003)

Net income from discontinued operations, net of tax	675,355	33,838
Less: net income from discontinued operations attributable to noncontrolling interest	(337,677)	(16,918)

Net loss attributable to High Wire Networks, Inc.	(13,339,952)	(693,083)

Less: deemed dividend - Series D preferred stock modification	(5,852,000)	-

Net loss attributable to High Wire Networks, Inc. common shareholders	$(19,191,952)	$(693,083)

Loss per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(1.04)	$-
Net income from discontinued operations, net of taxes	$0.04	$-
Net loss per share	$(1.00)	$-

Weighted average common shares outstanding, basic and diluted	19,146,572	-

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.
Consolidated statements of stockholder’s (deficit) equity

	For the year ended December 31, 2021
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2021	-	$-	$298,542	$802,370	$1,612,024	$2,712,936

Issuance of shares for reverse merger	25,474,625	255	5,561,720	-	-	5,561,975
Stock compensation in connection with reverse merger	-	-	729,292	-	-	729,292
Fair value of convertible debt issued to HWN shareholders	-	-	-	(486,800)	-	(486,800)
Issuance of common stock to Cobra Equities upon conversion of convertible debentures	11,216,512	112	4,176,722	-	-	4,176,834
Issuance of common stock to Efrat Investments upon conversion of a convertible debenture	660,000	6	223,733	-	-	223,739
Issuance of common stock to Dominion upon conversion of Series A preferred stock	2,011,292	20	404,751	-	-	404,771
Issuance of common stock to Pawn Funding upon exercise of warrants	69,281	1	18,601	-	-	18,602
Issuance of common stock to a related party upon conversion of a convertible debenture	3,333,333	33	1,382,883	-	-	1,382,916
Issuance of common stock to Efrat Investments upon exercise of warrants	1,338,620	14	739,841	-	-	739,855
Issuance of common stock to SCS, LLC upon conversion of Series D preferred stock	2,045,454	21	464,523	-	-	464,544
Stock-based compensation	-	-	482,302	-	-	482,302
Series D preferred stock deemed dividend	-	-	(5,852,000)	-	-	(5,852,000)
Net loss for the period	-	-	-	(13,339,952)	337,677	(13,002,275)
Ending balance, December 31, 2021	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

	For the year ended December 31, 2020
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2020	-	$-	$298,542	$1,904,374	$1,595,106	$3,798,022

Distributions to shareholders	-	-	-	(408,921)	-	(408,921)
Net loss for the period	-	-	-	(693,083)	16,918	(676,165)

Ending balance, December 31, 2020	-	$-	$298,542	$802,370	$1,612,024	$2,712,936

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.

Consolidated statements of cash flows

	For the years ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,677,630)	$(693,083)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	166,188	-
Amortization of discounts on convertible debentures	777,953	-
Amortization of premiums on convertible debentures and loans payable to related parties	(837,974)
Depreciation and amortization	506,364	209,253
Amortization of operating right-of-use assets	12,357	84,203
Amortization of operating right-of-use liabilities	(120,750)	(77,450)
Stock compensation	1,211,594	-
Loss on settlement of debt	6,251,954	-
Initial derivative expense	4,750,064	-
Gain on PPP loan forgiveness	(873,734)	(873,400)
Loss on settlement of warrants	127,973	-
Changes in operating assets and liabilities:
Accounts receivable	(6,905,345)	1,015,517
Contract assets	487,509	236,221
Prepaid expenses and deposits	(417,505)	(1,065)
Accounts payable and accrued liabilities	3,180,185	(681,913)
Contract liabilities	449,321	(3,429)
Net cash used in operating activities of continuing operations	(4,911,476)	(785,146)
Net cash provided by operating activities of discontinued operations	703,717	252,420
Net cash used in operating activities	(4,207,759)	(532,726)

Cash flows from investing activities:
Cash paid to acquire business	(2,500,000)	-
Restricted cash acquired in reverse merger	2,000,000
Purchase of equipment	(93,347)	(115,320)
Net cash used in investing activities	(593,347)	(115,320)

Cash flows from financing activities:
Proceeds from loans payable	970,000	-
Repayments of loans payable	(377,440)	(52,509)
Repayments of loans payable to related parties	-	(321,690)
Distributions to shareholders	-	(31,954)
Proceeds from Cares Act loans	873,465	873,400
Proceeds from convertible debentures	2,375,000	-
Repayments of convertible debentures	(94,260)	-
Proceeds from factor financing	10,678,029	-
Repayments of factor financing	(9,259,775)	-
Net cash provided by financing activities of continuing operations	5,165,019	467,247
Net cash used in financing activities of discontinued operations	(40,195)	(138,530)
Net cash provided by financing activities	5,124,824	328,717

Net increase (decrease) in cash	323,718	(319,329)

Cash, beginning of period	184,677	504,006

Cash, end of period	$508,395	$184,677

Supplemental disclosures of cash flow information:
Cash paid for interest	$234,748	$167,521
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$4,400,573	$-
Common stock issued for conversion of convertible loans payable to related parties	$1,382,916	$-
Common stock issued for conversion of Series A preferred stock	$404,771	$-
Common stock issued for conversion of Series D preferred stock	$464,544	$-
Common stock issued upon cashless exercise of warrants	$758,457	$-
Series D preferred stock deemed dividend	$5,852,000	$-
Related party note issued	$100,000	$-
Convertible debentures issued	$250,000	$-
Debt discount against derivative liability	$2,375,000	$-
Original issuance discounts on convertible debt	$125,000	$-
Original issuance discounts on loans payable	$280,000	$-
Fair value of Series E at issuance and net assets acquired in acquisition of SVC	$7,963,817	$-
Net assets acquired in reverse merger with SGSI	$21,334,282	$-

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.

Notes to the consolidated financial statements

December 31, 2021

1.	Organization

High Wire Networks, Inc., (f/k/a Spectrum Global Solutions, Inc.) (“High Wire”) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, Spectrum reincorporated in the province of British Columbia, Canada.

On April 25, 2017, High Wire entered into and closed on an Asset Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Asset Purchase Agreement, Spectrum purchased 80.1% of the assets associated with InterCloud’s AW Solutions, Inc., AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”) (collectively “AWS” or the “AWS Entities”) subsidiaries.

On November 15, 2017, High Wire changed its name to “High Wire Enterprises, Inc.” and reincorporated in the state of Nevada.

On February 6, 2018, High Wire entered into and closed on a Stock Purchase Agreement with InterCloud Systems, Inc. (“InterCloud”). Pursuant to the terms of the Stock Purchase Agreement High Wire purchased all of the issued and outstanding capital stock and membership interests of ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”). Spectrum completed the acquisition on February 27, 2018.

On February 14, 2018, High Wire entered into an agreement with InterCloud providing for the sale, transfer, conveyance and delivery to High Wire of the remaining 19.9% of the assets associated with InterCloud’s AWS business not already purchased by Spectrum.

On May 18, 2018, High Wire transferred all of its ownership interests in and to its subsidiaries Carbon Commodity Corporation, Mantra China Limited, Mantra Media Corp., Mantra NextGen Power Inc., Mantra Wind Inc., Climate ESCO Ltd. and Mantra Energy Alternatives Ltd. to an entity controlled by Mantra’s former Chief Executive Officer, Larry Kristof. The new owner of the aforementioned entities assumed all liabilities and obligations with respect to such entities.

On January 4, 2019, High Wire entered into a Stock Purchase Agreement with InterCloud. Pursuant to the terms of the Purchase Agreement, InterCloud agreed to sell, and High Wire agreed to purchase, all of the issued and outstanding capital stock of TNS, Inc. (“TNS”), an Illinois corporation.

During September 2019, High Wire formed ADEX Canada, which is included in the ADEX Entities.

On September 30, 2020, High Wire sold its TNS subsidiary.

On December 31, 2020, High Wire sold its AWS subsidiary.

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

High Wire and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owned 50% of JTM.

On June 16, 2021, the Company completed a merger with Spectrum. The merger was accounted for as a reverse merger (refer to Note 3, Reverse Merger and Acquisition, for additional detail). At the time of the reverse merger, Spectrum’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”).

On November 4, 2021, the Company closed on its acquisition of Secure Voice Corp (“SVC”). The closing of the acquisition was facilitated by the senior secured promissory note described (refer to Note 3, Reverse Merger and Acquisition, and Note 8, Convertible Debentures, for additional detail).

On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. For accounting purposes, HWN is the surviving entity and is referred to throughout as “HWN”, “High Wire”, or “the Company”.

On February 15, 2022, HWN sold its 50% interest in JTM (refer to Note 19, Subsequent Events, for additional detail). As of December 31, 2021, the Company classified JTM as held-for-sale. Additionally, the sale of High Wire’s 50% interest in JTM qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

The Company’s AWS PR and Tropical subsidiaries are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s ADEX Entities are a leading outsource provider of engineering and installation services, staffing solutions and other services which include consulting to the telecommunications industry, service providers and enterprise customers domestically and internationally. The Company’s SVC subsidiary is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers.

2.	Significant Accounting Policies

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and SVC, as well as High Wire and its subsidiaries, the ADEX Entities, AWS PR, and Tropical. All subsidiaries are wholly-owned

On February 15, 2022, HWN sold its 50% interest in JTM (refer to Note 19, Subsequent Events, for additional detail). The operations of JTM have been included as discontinued operations in the accompanying financial statements.

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

The merger has been accounted for as a reverse merger in accordance with US GAAP. This determination was primarily based on High Wire’s business comprising the ongoing operations of the Company following the Merger, High Wire’s senior management comprising the senior management of the Company and High Wire’s stockholders having a majority of the voting power of the Company. For accounting purposes, Spectrum is considered the “acquired” company and High Wire is considered the “acquirer.” Accordingly, for accounting purposes, the Merger is treated as the equivalent of High Wire issuing stock for the net assets of Spectrum, accompanied by a recapitalization. The net assets of Spectrum have been remeasured at fair value and applied against the purchase price resulting in goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Closing Date of the merger are those of High Wire, and Spectrum’s assets, liabilities and results of operations are consolidated with High Wire beginning on the Closing Date. The shares and corresponding capital amounts and earnings per share available to common stockholders, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the merger. The historical financial information and operating results of Spectrum prior to the merger have not been separately presented in these consolidated financial statements.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2021 and 2020 was $74,881 and $0, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the years ended December 31, 2021 and 2020.

Intangible Assets

At December 31, 2021 and 2020, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the years ended December 31, 2021 and 2020.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the years ended December 31, 2021 and 2020.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2021. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Prior to 2021, the Company had elected to be treated as a Subchapter S Corporation for income tax purposes, and as such recognized no income tax liability or benefit.

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

Contract Types

The Company’s contracts fall under two main types: 1) fixed-price and 2) time-and-materials. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working permanently at customer locations and materials costs incurred by those employees.

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

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type, contract type, contract duration, and timing of transfer of goods or services. See the below tables:

Revenue by contract duration	Year Ended December 31, 2021	Year Ended December 31, 2020
Short-term	$161,209	$56,509
Long-term	27,045,480	9,852,648
Total	$27,206,689	$9,909,157

Revenue by contract type	Year Ended December 31, 2021	Year Ended December 31, 2020
Fixed-price	$17,290,122	$9,909,157
Time-and-materials	9,916,567	-
Total	$27,206,689	$9,909,157

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At December 31, 2021 and 2020, contract assets totaled $0 and $60,862, respectively.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At December 31, 2021 and 2020, contract liabilities totaled $633,771 and $184,450, respectively.

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

Loss per Share

The Company computes (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, respectively, the Company had 133,801,817 and 0 common stock equivalents outstanding.

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

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date of the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses in 2021 and 2020 and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2021, the Company had an operating loss of $3,886,872 (before deducting losses attributable to noncontrolling interests, cash flows used in operations of $4,207,759 and a working capital deficit of $20,788,076.

Management has prepared estimates of operations for 2022 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K, which indicate improved operations and the Company’s ability to continue operations as a going concern.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of December 31, 2021, ADEX had $2,010,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

Recent Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). In June 2016, the FASB issued ASU No. 2016-13. The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (the “SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). In December 2019, the FASB issued ASU 2019-12. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15, 2021. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact of ASU 2019-12 on its consolidated financial statements.

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

ASU 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08). In October 2021, the FASB issued ASU 2021-08. This guidance amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. As a public business entity, this standard will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact ASU 2021-08 will have on its consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2021, three customers accounted for 17%, 17%, and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 6%, 7%, and 15%, respectively, of trade accounts receivable as of December 31, 2021. Two other customers accounted for 18% and 15%, respectively, of trade accounts receivable as of December 31, 2021. For the year ended December 31, 2020, four customers accounted for 31%, 14%, 12%, and 12%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 46%, 9%, 1%, and 0%, respectively, of trade accounts receivable as of December 31, 2020.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 95% of consolidated revenues for the year ended December 31, 2021. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 5% of consolidated revenues for the year ended December 31, 2021. Revenues generated within the domestic United States of America accounted for 100% of consolidated revenues for the year ended December 31, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020 consisted of the following:

	Total fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$15,528,339	$-	$-	$15,528,339

	Total fair value at December 31, 2020	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
N/A	$-	$-	$-	$-

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2021 and 2020, the Company had a derivative liability of $15,528,339 and $0, respectively

Sequencing Policy

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

3.	Reverse Merger and Acquisition

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

The fair value of the assets acquired, liabilities assumed and consideration transferred denoted below are final and based on the management’s best estimates using information that it has obtained as of the reporting date.

The fair value of the consideration transferred and liabilities assumed are as follows:

Purchase consideration	Fair Value
Common stock	$5,561,975
Convertible debt	1,049,638
Derivative liabilities	6,929,000
Loans payable	2,377,400
Loans payable, related parties	2,447,252
Lease liabilities	106,615
Fair value of stock options	204,715
Fair value of warrants	362,687
Fair value of Series A Preferred	1,024,000
Fair value of Series D Preferred	1,271,000

Total purchase price	$21,334,282

The fair value of the net assets acquired (provisional) are as follows:

Allocation of purchase consideration
Working capital	$781,470
Other assets	12,893
Contract assets	426,647
Goodwill	13,667,934
Customer lists	4,720,863
Tradenames	1,724,475

Total enterprise value	21,334,282

Acquisition of SVC

As noted in Note 2, on November 4, 2021 the Company closed on a Stock Purchase Agreement with Secure Voice Corp. (“SVC”) and Telecom Assets Corp. (the “Seller”) whereby the Seller sold SVC to Spectrum, in exchange for $2,500,000 in cash and up to $6,500,000 (less up to $2,000,000 in assumed liabilities) of a newly established series of convertible preferred stock of Spectrum (refer to the Series E section of Note 12, Preferred Stock, for additional detail). SVC is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. The purpose of the acquisition was to continue to increase revenue. The closing of the acquisition was facilitated by the senior secured promissory note described in Note 8, Convertible Debentures.

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

The fair value of the consideration transferred (provisional), liabilities assumed (provisional) are as follows:

Provisional
Purchase consideration	Fair Value
Cash	$2,500,000
Series E preferred stock	6,313,817
Assumed debt	1,650,000

Total provisional purchase price	$10,463,817

The fair value of the net assets acquired (provisional) are as follows:

Allocation of purchase consideration
Working capital	$(1,110,703)
Fixed assets	838,800
Goodwill	6,295,674
Customer relationships	3,885,979
Tradenames	554,067

Total provisional enterprise value	10,463,817

The preliminary allocation of consideration to the assets acquired and liabilities assumed at their estimated acquisition date fair values are considered preliminary and may change within the permissible measurement period, not to exceed one year.

Pro Forma

The following shows pro forma results for the years ended December 31, 2021 and 2020 as if the reverse merger and acquisition had occurred on January 1, 2020.

	Year December 31, 2021		Year December 31, 2020
	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$27,206,689	$39,354,718	$9,909,157	$36,461,635
Net loss attributable to HWN, Inc. common shareholders	(19,191,952)	(26,160,463)	(693,083)	(15,565,886)

Loss per common share, basic and diluted:	(1.00)	(1.37)

4.	Property and Equipment

Property and equipment as of December 31, 2021 and 2020 consisted of the following:

	December 31	December 31
	2021	2020
Computers and office equipment	$141,100	$43,283
Vehicles	11,938	-
Leasehold improvements	6,113	6,113
Software	442,238	372,904
Machinery and equipment	838,800	-
Total	1,440,189	422,300

Less: accumulated depreciation	(160,674)	(21,974)

Equipment, net	$1,279,515	$400,326

During the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $52,959 and $11,819, respectively.

5.	Intangible Assets

Intangible assets as of December 31, 2021 and 2020 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at December 31, 2021	Net carrying value at December 31, 2020
Customer relationship and lists	$9,987,873	$(871,070)	$-	$9,116,803	$840,346
Trade names	2,866,456	(353,191)	-	2,513,265	357,743

Total intangible assets	$12,854,329	$(1,224,261)	$-	$11,630,068	$1,198,089

During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of $453,405 and $189,465, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2022	$1,070,567
2023	1,070,567
2024	1,070,567
2025	1,070,567
2026	1,070,567
Thereafter	6,277,233
Total	$11,630,068

6.	Related Party Transactions

Exchange of Shares of Common Stock for Series B Preferred Stock

On June 16, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company’s Chief Executive Officer, Mark Porter, exchanged 350 shares of Series D Preferred Stock for 1,000 shares of Series B Preferred Stock from Roger Ponder and Keith Hayter, the former Chief Executive Officer and President, respectively, of Spectrum. This resulted in an increase to additional paid in capital of $1,271,000.

Loans Payable to Related Parties

As of December 31, 2021 and 2020, the Company had outstanding the following loans payable to related parties:

	December 31,		December 31,
	2021		2020
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $988,917	$1,342,949		$-
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 15, 2021	100,000		-
Promissory note issued to the James Marsh and Jeffrey Gardner, 5.5% interest, unsecured, due February 27, 2022	-	*	2,292,972
Total	$1,442,949		$2,292,972

Less: Long-term portion of loans payable	-		(1,735,114)

Loans payable, current portion, net of debt discount	$1,442,949		$557,858

*	During the year ended December 31, 2021, this note was assigned to the Mark Munro 1996 Charitable Remainder UniTrust by Jeffrey Gardner and James Marsh. The assigned note was then exchanged for a convertible note on December 28, 2021 (refer to Note 8, Convertible Debentures, for additional detail).

The Company’s loans payable to related parties have an effective interest rate range of 9.6% to 11.3%.

Promissory note issued to Jeffrey Gardner and James Marsh, 5.5% interest, matures February 27, 2022

On February 17, 2019, the Company issued a promissory note to Jeffrey Gardner and James Marsh with an original principal amount of $4,000,000. The note accrues interest at a rate of 5.5% per annum and the maturity date is February 27, 2022.

On January 1, 2021, this note was assigned by Jeffrey Gardner and James Marsh to the Mark Munro 1996 Charitable Remainder UniTrust. As a result of the assignment, the note was no longer a related party note.

During the year ended December 31, 2021, the Company did not make any cash payments for principal. During the year ended December 31, 2020, the Company made cash payments for principal of $321,487.

On December 28, 2021, the note was exchanged for a convertible note (refer to Note 8, Convertible Debentures, for additional detail). At the time of the exchange, the outstanding principal balance was $2,292,971.

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

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the merger transaction discussed in Note 3 and Acquisition, Reverse Merger, the Company assumed Spectrum’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $1,359,761, and the fair value of the note is $378,000.

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $200,000 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail ). As a result of these conversions, the Company recorded a loss on settlement of debt of $1,182,972 to the consolidated statement of operations for the year ended December 31, 2021.

As of December 31, 2021, the Company owed $354,031 pursuant to this agreement and will amortize the remaining premium of $988,917 over the remaining term of the note. The total liability as of December 31, 2021 was $1,342,949.

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition. The note is due on December 15, 2021 and bears interest at a rate of 9% per annum.

On December 15, 2021, this note matured and is now due on demand.

As of December 31, 2021, the Company owed $100,000 pursuant to this agreement.

7.	Loans Payable

As of December 31, 2021 and 2020, the Company had outstanding the following loans payable:

	December 31,	December 31,
	2021	2020
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$304,187	$358,343
Promissory note issued to Dominion Capital., LLC., 10% interest, unsecured, matures on September 30, 2022	1,552,500	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $191,371	754,575	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $47,843	188,644	-
EIDL Loan, 3.75% interest, matures October 12, 2050	149,284	-
CARES Act Loans	2,010,000	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	-
Total	$5,176,590	$358,343

Less: Long-term portion of loans payable	(2,402,969)	(344,941)

Loans payable, current portion, net of debt discount	$2,773,621	$13,402

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

During the year ended December 31, 2021, the Company made cash payments for principal of $54,770. During the year ended December 31, 2020, the Company made cash payments for principal of $52,509.

As of December 31, 2021, the Company owed $304,186 pursuant to this agreement.

Loan with Cedar Advance LLC

On December 14, 2021, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Cedar Advance LLC. Under the Financing Agreement, the Financing Parties sold to Cedar Advance future receivables in an aggregate amount equal to $1,000,000 for a purchase price of $800,000. The Company received cash of $776,000 and recorded a debt discount of $224,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $27,027 each week based upon an anticipated 25% of its future receivables until such time as $1,000,000 has been paid, a period Cedar Advance and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

Additionally, in connection with the Financing Agreement, the Company issued Cedar Advance a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These warrants expire on December 14, 2024.

The warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrant of $102,696 resulted in an initial derivative expense of $102,696.

During the year ended December 31, 2021, the Company paid $54,054 of the original balance under the agreement.

At December 31, 2021, the Company owed $945,946 pursuant to this agreement and will record accretion equal to the debt discount of $191,370 over the remaining term of the note.

Loan with Pawn Funding

On December 14, 2021, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $250,000 for a purchase price of $200,000. The Company received cash of $194,000 and recorded a debt discount of $56,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $6,757 each week based upon an anticipated 25% of its future receivables until such time as $250,000 has been paid, a period Pawn Funding and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

Additionally, in connection with the Financing Agreement, the Company issued Pawn Funding a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These warrants expire on December 14, 2024.

The warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the warrant of $51,348 resulted in an initial derivative expense of $51,348.

During the year ended December 31, 2021, the Company paid $13,514 of the original balance under the agreement.

At December 31, 2021, the Company owed $236,486 pursuant to this agreement and will record accretion equal to the debt discount of $47,843 over the remaining term of the note.

Promissory note issued to Dominion Capital., LLC., 10% interest, unsecured, matures on September 30, 2022

On June 15, 2021, in connection with the acquisition of SVC discussed in Note 3, Reverse Merger and Acquisition, the Company assumed SVC’s promissory note issued to Dominion Capital, LLC. The note was originally issued on March 31, 2021 in the principal amount of $2,750,000. As of June 15, 2021, $1,650,000 remained outstanding. The note bears interest at a rate of 10% per annum and the maturity date is September 30, 2022.

During the period of June 16, 2021 through December 31, 2021, the Company made cash payments of $255,000.

As of December 31, 2021, the Company owed $1,552,500 pursuant to this agreement.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed Spectrum’s promissory note issued to InterCloud Systems, Inc. The note was originally issued on February 27, 2018 in the principal amount of $500,000. As of June 15, 2021, $217,400 remained outstanding. The note is non-interest bearing and is due on demand.

As of December 31, 2021, the Company owed $217,400 pursuant to this agreement.

EIDL Loan

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed ADEX’s EIDL loan. The note was originally issued on October 10, 2022 in the principal amount of $150,000. As of June 15, 2021, $150,000 remained outstanding. The note bears interest at a rate of 3.75% per annum and the maturity date is October 12, 2050.

During the period of June 16, 2021 through December 31, 2021, the Company made cash payments of $716.

As of December 31, 2021, the Company owed $149,284 pursuant to this agreement.

CARES Act Loans

On April 8, 2020 and March 31, 2021, High Wire received $873,400 and $873,465, respectively. On June 15, 2021, in connection with the merger transaction described in Note 3, Reverse Merger and Acquisition, the Company assumed CARES Act Loans totaling $2,010,000 that were originally received by ADEX. Collectively, these amounts are the “PPP Funds.”

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

On November 4, 2020, High Wire received approval for forgiveness of its $873,400 CARES Act Loan.

On August 6, 2021, High Wire received approval for forgiveness of its $873,465 CARES Act Loan. As a result, the Company recorded a gain on PPP loan forgiveness to the consolidated statement of operations for the year ended December 31, 2021.

As of December 31, 2021 and 2020, the aggregate balance of these loans was $2,010,000 and $0, respectively, and is included in loans payable on the consolidated balance sheets.

8.	Convertible Debentures

As of December 31, 2021 and 2020, the Company had outstanding the following convertible debentures:

	December 31,		December 31,
	2021		2020
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$200,000		$-
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	89,047	*	-
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	125,680	*	-
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $117,556	171,918		-
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $148,173	203,932		-
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000		-
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000		-
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $42,435	66,329	**	-
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $2,223,975	276,025		-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due September 1, 2022	2,750,000		-
Total	4,132,931		-

Less: Long-term portion of convertible debentures, net of debt discount	(208,374)		-

Convertible debentures, current portion, net of debt discount	$3,924,557		$-

*	On September 23, 2021, these notes were assigned from SCS, LLC to Cobra Equities SPV, LLC.

**	During September 2021, as a result of shares of, as a result of his resignation as a director and the potential shares to be issued about conversion of his debt and Series D preferred stock, the Company determined that Roger Ponder was no longer a related party. The effective date of the reclassification was June 16, 2021.

The Company’s convertible debentures have an effective interest rate range of 8.4% to 78.8%.

Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed a convertible promissory note issued to Cobra Equities SPV, LLC. The note had been previously assigned to Cobra Equities SPV, LLC by another lender. The amount outstanding as of June 15, 2021 was $406,000, with accrued interest of $16,030.

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

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $206,000 of principal and $3,620 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $268,770 to the consolidated statement of operations for the year ended December 31, 2021.

The Company owed $200,000 as of December 31, 2021.

Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed a convertible promissory note issued to SCS, LLC. The note had been previously assigned to SCS, LLC by another lender. The amount outstanding as of June 15, 2021 was $235,989, with accrued interest of $16,763.

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

On September 23, 2021, the holder of the note assigned the note to Cobra Equities SPV, LLC (refer to the “Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand” section of this note for additional detail).

Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand

On September 23, 2021, the holder of the note described in the “Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021” section of this note assigned the note to Cobra Equities SPV, LLC. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0275 per share. On or after the date of the closing of a subsequent offering, the fixed conversion price shall be 105% of the price of the common stock issued in the subsequent offering.

During the period of September 23, 2021 through December 31, 2021, the holder of the note converted $146,942 of principal and $112,700 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the Company recorded a loss on settlement of debt of $3,438,801 to the consolidated statement of operations for the year ended December 31, 2021.

The note matured on December 30, 2021 and is now due on demand.

At December 31, 2021, the Company owed $89,047 pursuant to this agreement.

Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed a convertible promissory note issued to SCS, LLC. The amount outstanding as of June 15, 2021 was $219,941, with accrued interest of $7,991.

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

During the period of June 16, 2021 through September 23, 2021, the Company made cash payments for principal of $94,260.

On September 23, 2021, the holder of the note assigned the note to Cobra Equities SPV, LLC (refer to the “Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand” section of this note for additional detail).

Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand

On September 23, 2021, the holder of the note described in the “Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021” section of this note assigned the note to Cobra Equities SPV, LLC. The interest on the outstanding principal due under the note accrues at a rate of 10% per annum. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share.

The note matured on December 31, 2021 and is now due on demand.

At December 31, 2021, the Company owed $125,680 pursuant to this agreement.

Convertible promissory note, Cobra Equities SPV, LLC, 9% interest, secured, matures January 1, 2023

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed a convertible promissory note issued to IQ Financial Inc. and assigned to Cobra Equities SPV, LLC. The amount outstanding for Tranche 1 as of June 15, 2021 was $289,473, with accrued interest of $11,202. The amount outstanding for Tranche 2 as of June 15, 2021 was $342,105, with accrued interest of $10,446.

The note was originally issued to IQ Financial Inc. on January 27, 2021 in the aggregate principal amount of $631,579. The note was assigned to Cobra Equities SPV, LLC on March 2, 2021. The funds were received in two disbursements – $275,000 on January 28, 2021 and $325,000 on March 1, 2021 (refer to the “Convertible promissory note, Cobra Equities SPV, LLC Tranche 1, 9% interest, secured, matures January 1, 2023” and “Convertible promissory note, Cobra Equities SPV, LLC Tranche 2, 9% interest, secured, matures January 1, 2023” sections below for additional detail.

Convertible promissory note, Cobra Equities SPV, LLC Tranche 1, 9% interest, secured, matures January 1, 2023

On January 28, 2021, Spectrum received the first tranche of the note discussed in the “Convertible promissory note, Cobra Equities SPV, LLC, 9% interest, secured, matures January 1, 2023” above. Spectrum received $275,000, with an original issue discount of $14,474.

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

At December 31, 2021, the Company owed $289,474 pursuant to this agreement and will record accretion equal to the debt discount of $117,556 over the remaining term of the note.

Convertible promissory note, Cobra Equities SPV, LLC Tranche 2, 9% interest, secured, matures January 1, 2023

On March 1, 2021, Spectrum received the second tranche of the note discussed in the “Convertible promissory note, Cobra Equities SPV, LLC, 9% interest, secured, matures January 1, 2023” above. Spectrum received $325,000, with an original issue discount of $17,105.

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

During the period of June 16, 2021 through December 31, 2021, $10,000 was added to the principal balance.

At December 31, 2021, the Company owed $352,105 pursuant to this agreement and will record accretion equal to the debt discount of $38,638 over the remaining term of the note.

Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, due on demand

On June 15, 2021 the Company issued to Jeffrey Gardner an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition.

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

At December 31, 2021, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, James Marsh, 6% interest, unsecured, due on demand

On June 15, 2021 the Company issued to James Marsh an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition.

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

At December 31, 2021, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed Spectrum’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $58,349, and the fair value of the note is $19,000.

As of December 31, 2021, the Company owed $23,894 pursuant to this agreement and will amortize the remaining premium of $42,435 over the remaining term of the note. The total liability as of December 31, 2021 was $66,329.

Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023

On November 3, 2021, the Company closed on a private placement transaction (the “Transaction”) whereby it issued a senior secured convertible promissory note with a principal amount of $2,500,000 to an institutional investor for net proceeds of $2,375,000, a debt discount of $125,000. The note facilitated the acquisition of SVC discussed in Note 3, Reverse Merger and Acquisition. The note accrues interest at the rate of 9.9% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share, subject to adjustment as set forth in the note. The note amortizes beginning ten months following issuance, in 18 monthly installments.

Additionally, the Company issued to the investor a common stock purchase warrant to purchase up to 5,400,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants expire on November 3, 2024.

In connection with the Transaction, the Company agreed to file a registration statement registering the resale of the shares of common stock issuable upon conversion of the note within 30 days of the closing of the Transaction.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $4,183,000 and the warrant of $2,788,020 resulted in an additional debt discount of $2,425,000 and an initial derivative expense of $4,596,020.

At December 31, 2021, the Company owed $2,500,000 pursuant to this agreement and will record accretion equal to the debt discount of $2,223,975 over the remaining term of the note.

Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due September 1, 2022

On December 28, 2021, the Mark Munro 1996 Charitable Remainder UniTrust, the holder of a note with a principal balance of $2,292,971 described in Note 6, Loans Payable to Related Parties, exchanged the note for a new convertible promissory note in the principal amount of $2,750,000. The note bears interest at a rate of 9% per annum and is due on September 1, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.15 per share, subject to adjustment as set forth in the note. The note calls for monthly payments of $75,000 from April 2022 through August 2022, with a balloon payment of $2,375,000 due on September 1, 2022.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $5,129,000 resulted in loss on settlement of debt of of $5,129,000.

At December 31, 2021, the Company owed $2,750,000 pursuant to this agreement.

Convertible promissory note, Efrat Investments LLC, 10% interest, secured, matures October 5, 2021

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed a convertible promissory note issued to Efrat Investments, LLC. The amount outstanding as of June 15, 2021 was $33,000, with accrued interest of $8,282.

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

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $33,000 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional information). As a result of these conversions, the amount owed at December 31, 2021 was $0. The Company recorded a gain on settlement of debt of $208,567 to the consolidated statement of operations for the year ended December 31, 2021.

During the period of June 16, 2021 through December 31, 2021, the holder of the warrants associated with the note converted the warrants on a cashless basis (refer to Note 11, Common Stock, for additional information). As a result of the exercise, the Company recorded a loss on settlement of warrants of $133,045 to the consolidated statement of operations for the year ended December 31, 2021.

9.	Factor Financing

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed a factor financing agreement between ADEX and Bay View Funding. The amount outstanding as of June 15, 2021 was $1,968,816.

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

During the period of June 16, 2021 through December 31, 2021, the Company paid $315,039 in factoring fees. These amounts are included within general and administrative expenses on the consolidated statement of operations.

During the period of June 16, 2021 through December 31, 2021, the Company received an aggregate of $10,678,029 and repaid an aggregate of $9,259,775. The Company owed $3,387,070 under the agreement as of December 31, 2021.

10.	Derivative Liabilities

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed Spectrum’s derivative liabilities. As of June 15, 2021, the derivative liability balance of $7,496,482 was comprised of $6,929,000 of derivatives related to Spectrum’s convertible debentures, and $567,482 of derivatives related to Spectrum’s share purchase warrants and stock options. Not all of the Company’s stock options qualify for derivative treatment.

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of December 31, 2021, the derivative liability balance of $15,528,339 was comprised of $14,050,806 of derivatives related to the Company’s convertible debentures, and $1,477,533 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period of June 16, 2021 through December 31, 2021:

December 31,
2021
Balance at the beginning of the period	$-
Initial value of derivatives after reverse merger	7,496,482
Change in fair value of embedded conversion option	(166,188)
Initial value of derivatives upon issuance	1,808,000
Effect of debt extinguishment	5,129,000
Conversion of derivative liability	(3,932,335)
Fair value of option derivative at issuance	3,448,864
Discounts on new derivative in excess of note face value	2,375,000
Fair value of warrant exercises	(630,484)
Balance at the end of the period	$15,528,339

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2021	110 - 257%	0.06 - 0.97%	0%	0.25 - 2.95

11.	Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

Issuance of shares for reverse merger

As a result of the reverse merger on June 15, 2021, the Company issued 25,474,625 shares of common stock.

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

On August 12, 2021, the Company issued 1,363,636 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $37,500 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $353,864, resulting in a loss on debt conversion of $316,364.

On September 23, 2021, the Company issued 1,272,727 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $35,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $458,182, resulting in a loss on debt conversion of $423,182.

On October 6, 2021, the Company issued 1,761,527 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $12,442 of principal and $36,000 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $880,587, resulting in a loss on debt conversion of $832,145.

On October 25, 2021, the Company issued 1,254,545 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $33,000 of principal and $1,500 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $721,363, resulting in a loss on debt conversion of $686,863.

On November 4, 2021, the Company issued 1,181,818 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $32,500 of principal pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $583,227, resulting in a loss on debt conversion of $550,727.

On November 24, 2021, the Company issued 1,345,455 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $35,500 of principal and $1,500 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $390,182, resulting in a loss on debt conversion of $353,182.

On December 15, 2021, the Company issued 1,261,818 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $33,500 of principal and $1,200 of accrued interest pursuant to the convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $311,038, resulting in a loss on debt conversion of $276,338.

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

On November 8, 2021, the Company issued 1,833,333 shares of common stock to Keith Hayter upon the conversion of $110,000 of principal pursuant to the related party convertible debenture described in Note 6, Loans Payable to Related Parties. The shares had a fair value of $861,667, resulting in a loss on debt conversion of $751,667.

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

Issuance of Shares Pursuant to Conversion of Series D Preferred Stock

On December 16, 2021, the Company issued 2,045,454 shares of common stock to SCS, LLC upon the conversion of 45 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $464,543, which was the carrying value of the Series D preferred converted.

Issuance of shares pursuant to a Pawn Funding warrant

On June 29, 2021, the Company issued 69,281 shares of common stock to Pawn Funding upon the cashless exercise of a warrant. The Company recognized a gain on settlement of warrants of $5,072.

Issuance of shares pursuant to an Efrat Investments LLC warrant

On September 30, 2021, the Company issued 1,338,620 shares of common stock to Efrat Investments LLC upon the cashless exercise of a warrant. The Company recognized a loss on settlement of warrants of $133,045.

Issuance of convertible debt to HWN shareholders

On June 16, 2021, the Company issued $250,000 aggregate principal amount of convertible notes to Jeffrey Gardner and James Marsh., who are shareholders of HWN. The debt had a fair value of $486,400, which was recorded as a reduction to retained earnings.

12.	Preferred Stock

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed Spectrum’s Series A preferred stock obligations. Additionally, the holders of Spectrum’s Series B preferred stock transferred their shares to the Company’s Chief Executive Officer. Lastly, a new class of preferred stock, Series D, was designated and issued. At the time of the merger transaction, the fair value of the Series A and Series B preferred stock was $1,024,000 and $0, respectively. The fair value of the Series D preferred stock which was received in the exchange was $1,271,000, which was recorded as additional paid in capital.

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

As a result of the conversions, on December 31, 2021, the fair value of the Series A Preferred Stock was $619,229.

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

On December 13, 2021, the Company made the first amendment to the Certificate of Designation of its Series D preferred stock which changed the conversion right. As a result of this amendment, the Company recorded a deemed dividend of $5,852,000 for the year ended December 31, 2021 in accordance with ASC 260-10-599-2.

Subsequent to the first amendment, the principal terms of the Series D preferred stock shares are as follows:

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

Conversion - Beginning ninety (90) days from the date of issuance, all or a portion of the Series D may be converted into Common Stock at the greater of the Fixed Price and the Average Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), without any further action, all shares of Series D shall automatically convert into shares of Common Stock at the Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D ( subject to adjustment for any reverse or forward split of the Common Stock).

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

On October 20, 2021, Keith Hayter assigned 140 shares of Series D preferred stock to Cobra Equities SPV, LLC.

On December 16, 2021, the Company issued 2,045,454 shares of common stock to SCS, LLC upon the conversion of 45 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $464,543, which was the carrying value of the Series D preferred converted.

As of December 31, 2021, the fair value of the Series D Preferred Stock was $6,658,457.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series D preferred stock shares as temporary equity or “mezzanine.”

Series E

On December 20, 2021, the Company designated 650 shares of Series E preferred stock with a stated value of $10,000 per share. The Series E preferred stock is not redeemable.

The principal terms of the Series E preferred stock shares are as follows:

Issue Price - The stated price for the Series E preferred stock shares shall be $10,000 per share.

Redemption - The Series E preferred stock shares are not redeemable.

Dividends - The holders of the Series E preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation - Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to $10,000 for each share of Series E before any distribution or payment shall be made to the holders of any other securities of the Corporation and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series E were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

Voting - Except as otherwise provided herein or as required by law, the Series E shall be voted together with the shares of common stock, par value $0.00001 per share of the Corporation (“Common Stock”), and any other series of preferred stock then outstanding that have voting rights, and except as provided in Section 7, below, not as a separate class, at any annual or special meeting of stockholders of the Corporation, with respect to any question or matter upon which the holders of Common Stock have the right to vote, such that the voting power of each share of Series E is equal to the voting power of the shares of Common Stock that each such share of Series E would be convertible into pursuant to Section 6 if the Series E Conversion Date was the date of the vote. The Series E shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Corporation and may act by written consent in the same manner as the holders of Common Stock of the Corporation.

Conversion - Beginning ninety (90) days from the date of issuance, all or a portion of the Series E may be converted into Common Stock at the Fixed Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series E Conversion Date”), without any further action, all shares of Series E shall automatically convert into shares of Common Stock at the Fixed Price. “Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series E (subject to adjustment for any reverse or forward split of the Common Stock or similar occurrence).

Vote to Change the Terms of or Issuance of Series E - The affirmative vote at a meeting duly called for such purpose, or written consent without a meeting, of the holders of not less than fifty-one (51%) of the then outstanding shares of Series E shall be required for any change to the Certificate of Designation, Preferences, Rights and Other Rights of the Series E.

As of December 31, 2021, the fair value of the Series E Preferred Stock was $6,313,817.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series E preferred stock shares as temporary equity or “mezzanine.”

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the merger transaction discussed in Note 3, Reverse Merger and Acquisition, the Company assumed Spectrum’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of Spectrum’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $1,477,533 as of December 31, 2021. This amount is included in derivative liabilities on the consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of December 31, 2021 was 2.9 years. The weighted-average remaining life on the stock options as of December 31, 2021 was 4.5 years. The stock options outstanding at December 31, 2021 were not subject to any vesting terms with the exception of those issued during August and November 2021.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2020 through December 31, 2021:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	-	$-	$-
Assumed in merger transaction	1,852,882	0.73
Granted	6,000,000	0.48
Exercised	(1,850,000)	0.11
Expired	(382)	324.00
Outstanding at December 31, 2021	6,002,500	$0.50	$-
Exercisable at December 31, 2021	6,002,500	$0.50	$-

As of December 31, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
2,500	30.00	11/21/2019	11/21/2022	0.89
5,400,000	0.50	11/3/2021	11/3/2024	2.84
200,000	0.25	12/14/2021	12/14/2024	2.96
400,000	0.25	12/14/2021	12/14/2024	2.96
6,002,500

The following table summarizes the activity of stock options for the period of December 31, 2020 through December 31, 2021:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2020	-	$-	$-
Assumed in merger transaction	966,330	0.62
Issued	9,929,987	0.26
Exercised	-	-
Cancelled/expired	(52,078)	1.09
Outstanding at December 31, 2021	10,844,239	$0.29	$-
Exercisable at December 31, 2021	6,345,879	$0.30	$-

As of December 31, 2021, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
323,763	0.58	2/23/2021	2/23/2026	4.15
482,393	0.58	2/23/2021	2/23/2026	4.15
77,587	0.58	2/23/2021	2/23/2026	4.15
77,587	0.58	2/23/2021	2/23/2026	4.15
3,318,584	0.25	6/16/2021	6/16/2026	4.46
100,603	0.25	8/11/2021	8/11/2026	4.61
6,278,468	0.25	8/18/2021	8/18/2026	4.63
185,254	0.54	11/3/2021	11/3/2026	4.84
10,844,239

The remaining stock-based compensation expense on unvested stock options was $2,069,363 as of December 31, 2021.

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Operating lease assets	$227,132	$239,489

Operating lease liabilities:
Current operating lease liabilities	142,925	86,510
Lonmg term operating lease liabilities	126,044	196,594
Total operating lease liabilities	$268,969	$283,104

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the years ended December 31, 2021 and 2020, the Company recognized operating lease expense of $161,577 and $100,544, respectively. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of income and comprehensive income. During the year ended December 31, 2021, short-term lease costs were $34,400. The Company did not incur any short-term lease costs during the year ended December 31, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities were $155,259 and $93,792, respectively, for the years ended December 31, 2021 and 2020. These amounts are included in operating activities in the consolidated statements of cash flows. During the years ended December 31, 2021, the Company reduced its operating lease liabilities by $119,031 and $77,450, respectively, for cash paid.

The operating lease liabilities as of December 31, 2021 reflect a weighted average discount rate of 19%. The weighted average remaining term of the leases is 1.5 years. Remaining lease payments as of December 31, 2021 are as follows:

Year ending December 31,
2022	$207,767
2023	96,839
Total lease payments	304,606
Less: imputed interest	(35,637)
Total	$268,969

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the years ended December 31, 2021 and 2020).

Legal proceedings

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

On December 16, 2021, a former employee filed a lawsuit against the Company and its Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, the Company filed a response and counterclaim against the former employee. The Company believes it will prevail and has not recorded a loss contingency as of December 31, 2021.

16.	Segment Disclosures

During the year ended December 31, 2021, the Company had two operating segments including:

●	Technology. which is comprised of the ADEX Entities, AWS PR, SVC, Tropical, and HWN.

●	High Wire, which consists of the rest of the Company’s operations.

During the year ended December 31, 2020, the Company had only one operating segment, comprised of the operations of High Wire.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the High Wire reporting segment in one geographical area (the United States) and the ADEX/AWS PR/SVC/Tropical/HWN operating segment in three geographical areas (the United States, Puerto Rico, and Canada).

Financial statement information by operating segment for the year ended December 31, 2021 is presented below:

	Year Ended December 31, 2021
	High Wire	Technology	Total

Net sales	$-	$27,206,689	$27,206,689
Operating loss	(2,184,740)	(1,489,689)	(3,674,429)
Interest expense	293,359	244,920	538,279
Depreciation and amortization	-	506,364	506,364
Total assets as of December 31, 2021	506,835	43,314,747	43,821,582

Geographic information as of and for the year ended December 31, 2021 is presented below:

	Revenues For The Year Ended December 31, 2021	Long-lived Assets as of December 31, 2021

Puerto Rico and Canada	$1,226,594	$11,082
United States	25,980,095	34,821,673
Consolidated total	27,206,689	34,832,755

17.	Income Taxes

The Company’s pre-tax loss for the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020
Domestic	$(13,934,179)	$(710,003)
Foreign	256,549	-
Pre-tax Loss	$(13,677,630)	$(710,003)

The provision for income taxes for the years ended December 31, 2021 and 2020 was as follows:

Years Ended December 31,
	2021	2020
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Total provision for income taxes	$-	$-

The Company’s income taxes were calculated on the basis of foreign pre-tax income and domestic pre-tax loss of $256,549 and $13,934,179, respectively, for the year ended December 31, 2021. During 2020, the Company had elected to be treated as a Subchapter S Corporation for income tax purposes, and as such recognized no income tax liability or benefit.

The Company’s effective tax rate for the years ended December 31, 2021 and 2020 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2021	2020
	%	%
Federal tax benefit at statutory rate	(21.0)	-
Permanent differences	20.0	-
State tax benefit, net of Federal benefits	-	-
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	-
Net change in valuation allowance	1.0	-
Provision	-	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2021	2020
Net operating loss carryforwards	$27,447,714	$-
Depreciation	3,634	-
Total assets	27,451,348	-

Total liabilities	-	-
Less: Valuation allowance	(27,451,348)	-

Net deferred tax liabilities	$-	$-

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards (“NOL’s”) of $27,447,714 and $0, respectively that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027. The NOL was acquired in the reverse merger and there is more likely than not a Section 382 limitation.

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

The Company has not completed a study to assess whether ownership change occurred as a result of the reverse merger. However, as a result of the reverse merger in 2021, the Company believes an ownership change under Sec. 382 may have occurred. As a result of this potential ownership change, certain of the Company’s net operating loss, capital loss and credit carryforwards could expire prior to full utilization. Additionally, further share issuances, such as the share issuances for debt conversions or acquisitions, may cause a change in ownership.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2021 and 2020, there was no accrued interest and penalties related to uncertain tax positions.

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

On February 15, 2022, High Wire sold its 50% interest in JTM. As of December 31, 2021, the Company classified JTM as held-for-sale. Additionally, the sale of High Wire’s 50% interest in JTM qualified for discontinued operations treatment.

The assets and liabilities of JTM as of December 31, 2021 and 2020 have been included within the consolidated balance sheets as current assets of discontinued operations, noncurrent assets of discontinued operations, current liabilities of discontinued operations, and noncurrent liabilities of discontinued operations.

The results of operations of JTM have been included within net income from discontinued operations, net of tax, on the statements of operations for the years ended December 31, 2021 and 2020.

The following table shows the balance sheet of the Company’s discontinued operations as of December 31, 2021 and 2020:

	December 31,
	2021	2020

Current assets:
Cash	$809,917	$251,771
Accounts receivable	1,067,995	1,229,761
Contract assets	147,568	-
Prepaid expenses and deposits	57,915	63,368
Current assets of discontinued operations	$2,083,395	$1,544,900

Noncurrent assets:
Property and equipment, net of accumulated depreciation of $73,733 and $51,237, respectively	$52,618	$75,115
Goodwill	-	875,201
Intangible assets, net of accumulated amortization of $96,882	-	203,055
Noncurrent assets of discontinued operations	$52,618	$1,153,371

Current liabilities:
Accounts payable and accrued liabilities	$402,142	$659,937
Contract liabilities	4,700	30,000
Loans payable	12,362	52,051
Current liabilities of discontinued operations	$419,204	$741,988

Noncurrent liabilities:
Loans payable, net of current portion	$33,496	$250,800
Noncurrent liabilities of discontinued operations	$33,496	$250,800

The following table shows the statement of operations for the Company’s discontinued operations for the years ended December 31, 2021 and 2020:

	For the years ended
	December 31,
	2021	2020

Revenue	$9,509,419	$5,847,787

Operating expenses:
Cost of revenues	7,043,944	4,943,433
Depreciation and amortization	49,597	75,318
Salaries and wages	366,654	302,685
General and administrative	567,346	493,092
Goodwill impairment	875,201	-
Intangible asset impairment	175,954	-
Total operating expenses	9,078,696	5,814,528

Loss from operations	430,723	33,259

Other (expenses) income:
Interest expense	(6,168)	(250)
PPP loan forgiveness	250,800	-
Other income	-	829
Total other expense	244,632	579

Pre-tax loss from operations	675,355	33,838

Provision for income taxes	-	-

Net income from discontinued operations, net of tax	$675,355	$33,838

19.	Subsequent Events

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture or assignment

On January 11, 2022, the Company issued 1,261,818 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $33,600 of assigned principal and $1,100 of assigned accrued interest pursuant a convertible debenture.

On February 22, 2022, the Company issued 1,160,000 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $31,900 of assigned principal pursuant a convertible debenture.

On March 16, 2022, the Company issued 1,679,322 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $45,000 of assigned principal and $1,181 of assigned accrued interest pursuant a convertible debenture.

On April 4, 2022, the Company issued 1,515,152 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $150,000 of assigned principal pursuant a convertible debenture.

Issuance of shares pursuant to a Series D Preferred Stock conversion

On February 7, 2022, the Company issued 1,136,364 shares of common stock to SCS, LLC upon the conversion of 25 shares of Series D preferred stock with a stated value of $10,000 per share.

Sale of JTM

On February 15, 2022, High Wire sold its 50% interest in JTM for $525,000, to be paid with an initial payment of $200,000 and thirteen monthly payments of $25,000.

PPP loan forgiveness

On March 1, 2022, the Company’s ADEX Subsidiary received notification that its $2,000,000 PPP loan had been forgiven by the Small Business Administration.

Dominion Capital LLC Note Amendment

On March 20, 2022, Dominion Capital LLC, amended the terms of the Company’s note payable to Dominion Capital LLC. The maturity date was amended from September 15, 2022 to February 15, 2023. The note amortization was also amended and the current amortization of principal and interest of $150,000 per month were reduced to $0 through July 15, 2022 and resume from August 15, 2022 through February 15, 2023.

Note Transfer Agreement

On April 1, 2022, Dominion Capital LLC assigned its $2,500,000 convertible promissory note from the Company to Cobra Equities SPV, LLC. The terms of the note remain the same.

Mark Munro 1996 Charitable Remainder Unitrust Note Amendment

On April 11, 2022, the Mark Munro 1996 charitable Remainder Unitrust amended the terms of the Company’s convertible promissory note payable. The note maturity was amended from September 30, 2022 to April 30, 2024. Payment terms were also amended, and no payments are due until October 1, 2022. All other terms of the note remain the same.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Wire Networks, Inc.

Date: April 15, 2022	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

Date: April 15, 2022	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark W. Porter	Chief Executive Officer and Chairman of the	April 15, 2022
Mark W. Porter	Board of Directors

/s/ Daniel J. Sullivan	Chief Financial Officer (Principal Financial	April 15, 2022
Daniel J. Sullivan	Officer and Principal Accounting Officer)

/s/ Stephen W. LaMarche	Director	April 15, 2022
Stephen W. LaMarche

/s/ Peter H. Kruse	Director	April 15, 2022
Peter H. Kruse

Exhibit Index

Exhibit #	Exhibit Description
2.1	Agreement and Plan of Merger, by and among Spectrum Global Solutions, Inc., HW Merger Sub, Inc., HWN, Inc. and the other parties thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 2, 2021)

3.2	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2022)

3.3	Amended Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2021)

3.4	Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 22, 2021)

4	Description of registered securities

10.1	Securities Purchase Agreement, dated as of November 3, 2021, by and between HWN, Inc. (f/k/a Spectrum Global Solutions, Inc. and Dominion Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.2	Senior Secured Convertible Promissory Note, dated November 3, 2021, issued to Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.3	Registration Rights Agreement, dated as of November 3, 2021, by and between HWN, Inc. and Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.4	Stock Purchase Agreement, dated as of April 13, 2021, by and among Spectrum Global Solutions, Inc., SVC, Inc., Secure Voice Corp. and Telecom Assets Corp. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 16, 2021)

10.5	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.6	Employment Agreement, dated as of March 1, 2021, by and between Spectrum Global Solutions, Inc. and Mark W. Porter (incorporated by reference to our Registration Statement on Form S-1 filed on February 8, 2022)

14.1	Code of Ethics and Business Conduct (incorporated by reference to our Registration Statement on Form S- 1 filed on February 26, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.