Form 10-Q
period 2022-03-31
HIGH WIRE NETWORKS, INC.
filed 2022-05-16
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 55,318,440 common shares issued and outstanding as of May 13, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated balance sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,099,337	$508,395
Accounts receivable, net of allowances of $74,881	7,778,244	7,961,607
Prepaid expenses and other current assets	834,148	518,825
Current assets of discontinued operations	-	2,083,395
Total current assets	9,711,729	11,072,222

Property and equipment, net of accumulated depreciation of $193,625 and $160,674, respectively	1,281,563	1,279,515
Goodwill	21,696,040	21,696,040
Intangible assets, net of accumulated amortization of $1,419,312 and $1,224,261, respectively	11,434,717	11,630,068
Operating lease right-of-use assets	190,173	227,132
Noncurrent assets of discontinued operations	-	52,618
Total assets	$44,314,222	$45,957,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	4,284,777	3,686,082
Contract liabilities	1,265,480	633,771
Loans payable to related parties, net of debt premium of $618,073 and $988,917, respectively	1,072,105	1,442,949
Current portion of loans payable, net of debt discount of $101,034 and $239,214, respectively	2,218,288	2,773,621
Current portion of convertible debentures, net of net debt discount/premium of $1,031,981 and $947,398, respectively	4,187,719	3,924,557
Factor financing	3,994,629	3,387,070
Current portion of derivative liabilities	9,151,990	15,350,119
Contingent consideration	100,000	100,000
Current portion of operating lease liabilities	179,787	142,925
Current liabilities of discontinued operations	-	419,204
Total current liabilities	26,454,775	31,860,298

Long-term liabilities:
Loans payable, net of current portion	386,526	2,402,969
Convertible debentures, net of current portion, net of debt discount of $896,764 and $1,499,872, respectively	353,236	208,374
Derivative liabilities, net of current portion	1,801,500	178,220
Operating lease liabilities, net of current portion	47,830	126,044
Noncurrent liabilities of discontinued operations	-	33,496
Total long-term liabilities	2,589,092	2,949,103

Total liabilities	29,043,867	34,809,401

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 issued and outstanding as of March 31, 2022 and December 31, 2021	619,229	619,229
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 690 issued and 620 and 645 outstanding as of March 31, 2022 and December 31, 2021, respectively	6,400,377	6,658,457
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued and outstanding as of March 31, 2022 and December 31, 2021	6,313,817	6,313,817
Total mezzanine equity	13,333,423	13,591,503

Stockholders’ equity (deficit):
Common stock; $0.00001 and $0.0000001 par value; 1,000,000,000 shares authorized; 51,388,692 and 46,151,188 issued and 51,386,621 and 46,149,117 outstanding as of March 31, 2022 and December 31, 2021, respectively	514	462
Additional paid-in capital	10,003,263	8,630,910
Accumulated deficit	(8,066,845)	(13,024,382)
Total High Wire Networks, Inc. stockholders’ equity (deficit)	1,936,932	(4,393,010)
Noncontrolling interest	-	1,949,701
Total stockholders’ equity (deficit)	1,936,932	(2,443,309)

Total liabilities and stockholders’ equity (deficit)	$44,314,222	$45,957,595

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Revenue	$12,673,508	$2,461,946

Operating expenses:
Cost of revenues	9,202,281	1,350,013
Depreciation and amortization	228,003	50,470
Salaries and wages	2,377,717	1,255,484
General and administrative	2,032,211	391,317
Total operating expenses	13,840,212	3,047,284

Loss from operations	(1,166,704)	(585,338)

Other income (expenses):
Interest expense	(254,699)	(44,428)
Amortization of discounts on convertible debentures and loans payable	(672,616)	-
Amortization of premiums on convertible debentures and loans payable to related parties	386,757	-
Gain on change in fair value of derivatives	3,872,339	-
Exchange loss	(186)	-
Gain on PPP loan forgiveness	2,000,000	-
Other income	1,260	333
Total other income (expense)	5,332,855	(44,095)

Net income (loss) from continuing operations before income taxes	4,166,151	(629,433)

Provision for income taxes	-	-

Net income (loss) from continuing operations	4,166,151	(629,433)

Net income from discontinued operations, net of tax	662,899	998,339
Less: net loss (income) from discontinued operations attributable to noncontrolling interest	128,487	(499,170)

Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$4,957,537	$(130,264)

Income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net income from continuing operations	$0.08	$-
Net income from discontinued operations, net of taxes	$0.02	$-
Net income per share	$0.10	$-

Income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net income from continuing operations	$0.04	$-
Net income from discontinued operations, net of taxes	$0.01	$-
Net income per share	$0.05	$-

Weighted average common shares outstanding:
Basic	48,728,249	-
Diluted	101,821,565	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	For the three months ended March 31, 2022
				(Accumulated
	Common stock		Additional	deficit)/retained	Noncontrolling
	Shares	$	paid-in capital	earnings	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net loss for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

	For the three months ended March 31, 2021
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2021	-	$-	$298,542	$802,370	$1,612,024	$2,712,936

Net loss for the period	-	-	-	(130,264)	499,170	368,906

Ending balance, March 31, 2021	-	$-	$298,542	$672,106	$2,111,194	$3,081,842

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$4,957,537	$(629,433)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on change in fair value of derivative liabilities	(3,872,339)	-
Amortization of discounts on convertible debentures	672,616	-
Amortization of premiums on convertible debentures and loans payable to related parties	(386,757)	-
Depreciation and amortization	228,003	50,470
Amortization of operating right-of-use assets	36,959	21,688
Stock compensation	299,034	-
Gain on PPP loan forgiveness	(2,000,000)	-
Gain on disposal of JTM	(919,873)	-
Changes in operating assets and liabilities:
Accounts receivable	183,363	(97,503)
Contract assets	-	60,862
Prepaid expenses and other current assets	(315,323)	(33,225)
Accounts payable and accrued liabilities	851,274	449,425
Contract liabilities	631,709	(3,927)
Amortization of operating right-of-use liabilities	(41,352)	(21,750)
Net cash provided by (used in) operating activities of continuing operations	324,851	(203,393)
Net cash provided by operating activities of discontinued operations	128,487	174,637
Net cash provided by (used in) operating activities	453,338	(28,756)

Cash flows from investing activities:
Purchase of equipment	(35,000)	(11,000)
Cash received in connection with disposal of JTM	275,000	-
Net cash provided by (used) in investing activities	240,000	(11,000)

Cash flows from financing activities:
Repayments of loans payable	(709,955)	(13,568)
Proceeds from factor financing	7,791,077	-
Repayments of factor financing	(7,183,518)	-
Net cash used in financing activities of continuing operations	(102,396)	(13,568)
Net cash used in financing activities of discontinued operations	-	(3,090)
Net cash used in financing activities	(102,396)	(16,658)

Net increase (decrease) in cash	590,942	(56,414)

Cash, beginning of period	508,395	184,677

Cash, end of period	$1,099,337	$128,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,250	$84,578
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$815,292	$-
Common stock issued for conversion of Series D preferred stock	$258,079	$-
Consideration from disposal of JTM, net of cash received	$250,000	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Notes to the unaudited condensed consolidated financial statements

March 31, 2022

1.	Organization

High Wire Networks, Inc., (f/k/a Spectrum Global Solutions, Inc.) (“High Wire”) was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, High Wire reincorporated in the province of British Columbia, Canada.

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

During September 2019, High Wire formed ADEX Canada, which is included in the ADEX Entities.

On September 30, 2020, High Wire sold its TNS subsidiary.

On December 31, 2020, High Wire sold its AWS subsidiary.

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN” or, together with High Wire, the “Company”) was incorporated in Delaware on January 20, 2017. The Company is a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. The Company’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

HWN and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owned 50% of JTM.

On June 16, 2021, the Company completed a merger with High Wire. The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”).

On November 4, 2021, the Company closed on its acquisition of Secure Voice Corp (“SVC”). The closing of the acquisition was facilitated by a senior secured promissory note.

On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. For accounting purposes, HWN is the surviving entity and is referred to throughout as “HWN”, “High Wire”, or “the Company”.

On February 15, 2022, HWN sold its 50% interest in JTM (refer to Note 3, Disposal of Subsidiaries, for additional detail). As of December 31, 2021, the Company classified JTM as held-for-sale. Additionally, the sale of High Wire’s 50% interest in JTM qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company as well as Spectrum and its subsidiaries, the ADEX Entities, AWS PR, and Tropical. All subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 was $74,881.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2022 and 2021.

Intangible Assets

At March 31, 2022 and December 31, 2021, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three months ended March 31, 2022 and 2021.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three months ended March 31, 2022 and 2021.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Three months ended March 31, 2022	Three months ended March 31, 2021
Fixed-price	$6,681,129	$2,090,234
Time-and-materials	5,992,379	371,712
Total	$12,673,508	$2,461,946

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At March 31, 2022 and December 31, 2021 did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At March 31, 2022 and December 31, 2021, contract liabilities totaled $1,265,480 and $633,771, respectively.

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

Income (Loss) per Share

The Company computes (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of March 31, 2022 and December 31, 2021, respectively, the Company had 130,826,003 and 133,801,817 common stock equivalents outstanding. As of March 31, 2022, 53,093,316 of the common stock equivalents were dilutive.

Leases

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”) on January 1, 2019.

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

The Company generated losses in 2021 and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the three months ended March 31, 2022, the Company had an operating loss of $1,166,704, cash flows provided by operations of $453,338, and a working capital deficit of $16,743,046.

Management has prepared estimates of operations for the remainder of fiscal year 2022 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q, which indicate improved operations and the Company’s ability to continue operations as a going concern.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of March 31, 2022, ADEX had $10,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts for one year from the date of the filing of the unaudited condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). In December 2019, the FASB issued ASU 2019-12. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15, 2021. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company adopted ASU 2019-12 effective January 1, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 effective January 1, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2022, one customer accounted for 27% of consolidated revenues for the period. In addition, amounts due from this customer represented 26% of trade accounts receivable as of March 31, 2022. Two other customers accounted for 16% and 13%, respectively, of trade accounts receivable as of March 31, 2022. For the three months ended March 31, 2021, two customers accounted for 41% and 21%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 58%, and 11%, respectively, of trade accounts receivable as of March 31, 2021.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 95% of consolidated revenues for the three months ended March 31, 2022. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 5% of consolidated revenues for the three months ended March 31, 2022. Revenues generated within the domestic United States of America accounted for 100% of consolidated revenues for the three months ended March 31, 2021.

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

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 and December 31, 2021 consisted of the following:

	Total fair value at March 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$10,953,490	$-	$-	$10,953,490

	Total fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$15,528,339	$-	$-	$15,528,339

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2022 and December 31, 2021, the Company had a derivative liability of $10,953,490 and $15,528,339, respectively

Sequencing Policy

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

3.	Disposal of Subsidiaries

On February 15, 2022, High Wire sold its 50% interest in JTM for $525,000, to be paid with an initial payment of $200,000 and thirteen monthly payments of $25,000. As of March 31, 2022, cash of $275,000 had been received, and ten monthly payments totaling $250,000 remain outstanding.

The Company considered whether or not this transaction would cause JTM to qualify for discontinued operations treatment. The Company determined that the sale of JTM qualifies for discontinued operations treatment as of December 31, 2021 due to the size of JTM’s operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on disposal of subsidiary of $919,873 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022. This amount is included within loss on discontinued operations, net of tax on the unaudited condensed consolidated statement of operations.

4.	Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31	December 31
	2022	2021
Computers and office equipment	$141,100	$141,100
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	477,238	442,238
Machinery and equipment	838,800	838,800
Total	1,475,189	1,440,189

Less: accumulated depreciation	(193,625)	(160,674)

Equipment, net	$1,281,563	$1,279,515

During the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $32,952 and $1,112, respectively.

5.	Intangible Assets

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at March 31, 2022	Net carrying value at December 31, 2021
Customer relationship and lists	$9,987,573	$(1,010,429)	$-	$8,977,144	$9,116,803
Trade names	2,866,456	(408,883)	-	2,457,573	2,513,265
Total intangible assets	$12,854,029	$(1,419,312)	$-	$11,434,717	$11,630,068

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $195,051 and $49,358, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2022	$585,152
2023	780,202
2024	780,202
2025	780,202
2026	780,202
Thereafter	7,728,757
Total	$11,434,717

6.	Related Party Transactions

Loans Payable to Related Parties

As of March 31, 2022 and December 31, 2021, the Company had outstanding the following loans payable to related parties:

	March 31,	December 31,
	2022	2021
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $618,073 and $988,917, respectively	$972,105	$1,342,949
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	100,000	100,000
Total	$1,072,105	$1,442,949

The Company’s loans payable to related parties have an effective interest rate range of 9.6% to 11.3%.

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed Spectrum’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note had an original conversion premium of $1,359,761, and the fair value of the note was $378,000.

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $200,000 of principal into shares of the Company’s common stock.

As of March 31, 2022, the Company owed $354,031 pursuant to this agreement and will amortize the remaining premium of $618,073 over the remaining term of the note. The total liability as of December 31, 2021 was $972,105.

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the 2021 merger transaction. The note was originally due on December 15, 2021 and bears interest at a rate of 9% per annum.

On December 15, 2021, this note matured and is now due on demand.

As of March 31, 2022, the Company owed $100,000 pursuant to this agreement.

7.	Loans Payable

As of March 31, 2022 and December 31, 2021, the Company had outstanding the following loans payable:

	March 31,	December 31,
	2022	2021
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$289,143	$304,187
Promissory note issued to Dominion Capital., LLC., 10% interest, unsecured, matures on September 30, 2022	1,297,500	1,552,500
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $80,827 and $191,371, respectively	513,767	754,575
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $20,207 and $47,843, respectively	128,442	188,644
EIDL Loan, 3.75% interest, matures October 12, 2050	148,562	149,284
CARES Act Loans	10,000	2,010,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Total	$2,604,814	$5,176,590

Less: Current portion of loans payable, net of debt discount	(2,218,288)	(2,773,621)

Loans payable, net of current portion	$386,526	$2,402,969

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

During the three months ended March 31, 2022, the Company made cash payments for principal of $15,043. During the year ended December 31, 2021, the Company made cash payments for principal of $54,770.

As of March 31, 2022, the Company owed $289,143 pursuant to this agreement.

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

During the three months ended March 31, 2022, the Company paid $351,351 of the original balance under the agreement. During the year ended December 31, 2021, the Company paid $54,054 of the original balance under the agreement.

As of March 31, 2022, the Company owed $594,595 pursuant to this agreement and will record accretion equal to the debt discount of $80,827 over the remaining term of the note.

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

During the three months ended March 31, 2022, the Company paid $87,838 of the original balance under the agreement. During the year ended December 31, 2021, the Company paid $13,514 of the original balance under the agreement.

As of March 31, 2022, the Company owed $148,649 pursuant to this agreement and will record accretion equal to the debt discount of $20,207 over the remaining term of the note.

Promissory note issued to Dominion Capital., LLC., 10% interest, unsecured, matures on September 30, 2022

On November 4, 2021, in connection with the 2021 acquisition of SVC, the Company assumed SVC’s promissory note issued to Dominion Capital, LLC. The note was originally issued on March 31, 2021 in the principal amount of $2,750,000. As of November 4, 2021, $1,650,000 remained outstanding. The note bears interest at a rate of 10% per annum and the maturity date is September 30, 2022.

During the three months ended March 31, 2022, the Company made cash payments of $255,000. During the period of November 4, 2021 through December 31, 2021, the Company made cash payments of $255,000.

As of March 31, 2022, the Company owed $1,297,500 pursuant to this agreement.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed Spectrum’s promissory note issued to InterCloud Systems, Inc. The note was originally issued on February 27, 2018 in the principal amount of $500,000. As of June 15, 2021, $217,400 remained outstanding. The note is non-interest bearing and is due on demand.

As of March 31, 2022, the Company owed $217,400 pursuant to this agreement.

EIDL Loan

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed ADEX’s EIDL loan. The note was originally issued on October 10, 2022 in the principal amount of $150,000. As of June 15, 2021, $150,000 remained outstanding. The note bears interest at a rate of 3.75% per annum and the maturity date is October 12, 2050.

During the three months ended March 31, 2022, the Company made cash payments of $722. During the period of June 16, 2021 through December 31, 2021, the Company made cash payments of $716.

As of March 31, 2022, the Company owed $148,562 pursuant to this agreement.

CARES Act Loans

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed CARES Act Loans totaling $2,010,000 that were originally received by ADEX. Collectively, these amounts are the “PPP Funds.”

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

On March 1, 2022, ADEX received approval for forgiveness of its $2,000,000 CARES Act Loan. The Company recorded a gain on PPP loan forgiveness of $2,000,000 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.

As of March 31, 2022, the aggregate balance of these loans was $10,000 and is included in loans payable on the unaudited condensed consolidated balance sheets.

8.	Convertible Debentures

As of March 31, 2022 and December 31, 2021, the Company had outstanding the following convertible debentures:

	March 31,	December 31,
	2022	2021
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$200,000	$200,000
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	-	89,047
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	104,227	125,680
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $71,510 and $117,556, respectively	217,964	171,918
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $90,228 and $148,173, respectively	261,877	203,932
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $26,522 and $42,435, respectively	50,416	66,329
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $1,793,529 and $2,223,975, respectively	706,471	276,025
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due September 1, 2022	2,750,000	2,750,000
Total	4,540,955	4,132,931

Less: Current portion of convertible debentures, net of debt discount/premium	(4,187,719)	(3,924,557)

Convertible debentures, net of current portion, net of debt discount	$353,236	$208,374

The Company’s convertible debentures have an effective interest rate range of 8.4% to 78.8%.

Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed a convertible promissory note issued to Cobra Equities SPV, LLC. The note had been previously assigned to Cobra Equities SPV, LLC by another lender. The amount outstanding as of June 15, 2021 was $406,000, with accrued interest of $16,030.

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

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $206,000 of principal and $3,620 of accrued interest into shares of the Company’s common stock.

The Company owed $200,000 as of March 31, 2022.

Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed a convertible promissory note issued to SCS, LLC. The note had been previously assigned to SCS, LLC by another lender. The amount outstanding as of June 15, 2021 was $235,989, with accrued interest of $16,763.

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

Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand

On September 23, 2021, the holder of the note described in the “Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021” section of this note assigned the note to Cobra Equities SPV, LLC. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.0275 per share. On or after the date of the closing of a subsequent offering, the fixed conversion price would have been be 105% of the price of the common stock issued in the subsequent offering.

The note matured on December 30, 2021 and was due on demand.

During the three months ended March 31, 2022, the holder of the note converted $89,047 of principal and $2,281 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the outstanding balance was $0 as of March 31, 2022. During the period of September 23, 2021 through December 31, 2021, the holder of the note converted $146,942 of principal and $112,700 of accrued interest into shares of the Company’s common stock

Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed a convertible promissory note issued to SCS, LLC. The amount outstanding as of June 15, 2021 was $219,941, with accrued interest of $7,991.

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

Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand

On September 23, 2021, the holder of the note described in the “Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021” section of this note assigned the note to Cobra Equities SPV, LLC. The interest on the outstanding principal due under the note accrues at a rate of 10% per annum. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share. In any event of default, the note is convertible at the alternate conversion price of 45% of the lowest traded price for the previous 20 consecutive trading days prior to the conversion date.

The note matured on December 31, 2021 and is now due on demand.

During the three months ended March 31, 2022, the holder of the note converted $21,453 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail).

As of March 31, 2022, the Company owed $104,227 pursuant to this agreement.

Convertible promissory note, Cobra Equities SPV, LLC, 9% interest, secured, matures January 1, 2023

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed a convertible promissory note issued to IQ Financial Inc. and assigned to Cobra Equities SPV, LLC. The amount outstanding for Tranche 1 as of June 15, 2021 was $289,473, with accrued interest of $11,202. The amount outstanding for Tranche 2 as of June 15, 2021 was $342,105, with accrued interest of $10,446.

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

As of March 31, 2022, the Company owed $289,474 pursuant to this agreement and will record accretion equal to the debt discount of $71,510 over the remaining term of the note.

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

As of March 31, 2022, the Company owed $352,105 pursuant to this agreement and will record accretion equal to the debt discount of $90,228 over the remaining term of the note.

Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, due on demand

On June 15, 2021 the Company issued to Jeffrey Gardner an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

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

As of March 31, 2022, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, James Marsh, 6% interest, unsecured, due on demand

On June 15, 2021 the Company issued to James Marsh an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

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

As of March 31, 2022, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed Spectrum’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $58,349, and the fair value of the note is $19,000.

As of March 31, 2022, the Company owed $23,894 pursuant to this agreement and will amortize the remaining premium of $26,522 over the remaining term of the note. The total liability as of March 31, 2022 was $50,416.

Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023

On November 3, 2021, the Company closed on a private placement transaction (the “Transaction”) whereby it issued a senior secured convertible promissory note with a principal amount of $2,500,000 to an institutional investor for net proceeds of $2,375,000, a debt discount of $125,000. The note facilitated the 2021 acquisition of SVC. The note accrues interest at the rate of 9.9% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share, subject to adjustment as set forth in the note. The note amortizes beginning ten months following issuance, in 18 monthly installments.

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

As of March 31, 2022, the Company owed $2,500,000 pursuant to this agreement and will record accretion equal to the debt discount of $1,793,529 over the remaining term of the note.

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

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $5,129,000 resulted in loss on settlement of debt of $5,129,000.

As of March 31, 2022, the Company owed $2,750,000 pursuant to this agreement.

9.	Factor Financing

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed a factor financing agreement between ADEX and Bay View Funding. The amount outstanding as of June 15, 2021 was $1,968,816.

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

During the three months ended March 31, 2022, the Company paid $202,248 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the three months ended March 31, 2022, the Company received an aggregate of $7,791,077 and repaid an aggregate of $7,183,518. During the period of June 16, 2021 through December 31, 2021, the Company received an aggregate of $10,678,029 and repaid an aggregate of $9,259,775.

The Company owed $3,994,629 under the agreement as of March 31, 2022.

10.	Derivative Liabilities

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed Spectrum’s derivative liabilities. As of June 15, 2021, the derivative liability balance of $7,496,482 was comprised of $6,929,000 of derivatives related to Spectrum’s convertible debentures, and $567,482 of derivatives related to Spectrum’s share purchase warrants and stock options. Not all of the Company’s stock options qualify for derivative treatment.

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of March 31, 2022, the derivative liability balance of $10,953,490 was comprised of $9,798,318 of derivatives related to the Company’s convertible debentures, and $1,155,172 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2021, the derivative liability balance of $15,528,339 was comprised of $14,050,806 of derivatives related to the Company’s convertible debentures, and $1,477,533 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2022:

March 31,
2022
Balance at the beginning of the period	$15,528,339
Change in fair value of embedded conversion option	(3,872,339)
Conversion of derivative liability	(702,510)
Balance at the end of the period	$10,953,490

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2022	104 - 243%	0.52 - 2.28%	0%	0.25 - 2.70
At December 31, 2021	110 - 257%	0.06 - 0.97%	0%	0.25 - 2.95

11.	Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On January 11, 2022, the Company issued 1,261,818 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $33,600 of principal and $1,100 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $258,420.

On February 22, 2022, the Company issued 1,160,000 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $31,900 of principal pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $237,800.

On March 16, 2022, the Company issued an aggregate of 1,679,322 shares of common stock to Cobra Equities SPV, LLC upon the conversion of an aggregate of $45,000 of principal and $1,181 of accrued interest pursuant to convertible debentures described in Note 8, Convertible Debentures. The shares had an aggregate fair value of $319,071.

Issuance of Shares Pursuant to Conversion of Series D Preferred Stock

On February 7, 2022, the Company issued 1,136,364 shares of common stock to SCS, LLC upon the conversion of 25 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $258,080, which was the carrying value of the Series D preferred converted.

12.	Preferred Stock

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed Spectrum’s Series A preferred stock obligations. Additionally, the holders of Spectrum’s Series B preferred stock transferred their shares to the Company’s Chief Executive Officer. Lastly, a new class of preferred stock, Series D, was designated and issued. At the time of the merger transaction, the fair value of the Series A and Series B preferred stock was $1,024,000 and $0, respectively. The fair value of the Series D preferred stock which was received in the exchange was $1,271,000, which was recorded as additional paid in capital.

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

As a result of the conversions, on March 31, 2022, the fair value of the Series A Preferred Stock was $619,229. This amount is recorded within mezzanine equity on the consolidated balance sheets.

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

Conversion - Beginning ninety (90) days from the date of issuance, all or a portion of the Series D may be converted into Common Stock at the greater of the Fixed Price and the Average Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), without any further action, all shares of Series D shall automatically convert into shares of Common Stock at the Fixed Price, which is defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D ( subject to adjustment for any reverse or forward split of the Common Stock). The Series D shares were issued on June 16, 2021, and the closing price of the Company’s common stock was $0.225 on June 15, 2021. The Average Price is defined as the average closing price of the Company’s common stock for the 10 trading days immediately preceding, but not including, the conversion date.

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

On February 7, 2022, the Company issued 1,136,364 shares of common stock to SCS, LLC upon the conversion of 25 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $258,080, which was the carrying value of the Series D preferred converted.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series D preferred stock shares as temporary equity or “mezzanine.”

As of March 31, 2022, the fair value of the Series D Preferred Stock was $6,400,377. This amount is recorded within mezzanine equity on the consolidated balance sheets.

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

Conversion - Beginning ninety (90) days from the date of issuance, all or a portion of the Series E may be converted into Common Stock at the Fixed Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series E Conversion Date”), without any further action, all shares of Series E shall automatically convert into shares of Common Stock at the Fixed Price. “Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series E (subject to adjustment for any reverse or forward split of the Common Stock or similar occurrence). The Series D shares were issued on December 30, 2021, and the closing price of the Company’s common stock was $0.23075 on December 29, 2021.

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

As of March 31, 2022, the fair value of the Series E Preferred Stock was $6,313,817. This amount is recorded within mezzanine equity on the consolidated balance sheets.

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed Spectrum’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of Spectrum’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $1,155,172 as of March 31, 2022. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of March 31, 2022 was 2.6 years. The weighted-average remaining life on the stock options as of March 31, 2022 was 4.3 years. The stock options outstanding at March 31, 2022 were not subject to any vesting terms with the exception of those issued during August and November 2021 and March 2022.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2021 through March 31, 2022:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	6,002,500	$0.50	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2022	6,002,500	$0.50	$-
Exercisable at March 31, 2022	6,002,500	$0.50	$-

As of March 31, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
2,500	30.00	11/21/2019	11/21/2022	0.64
5,400,000	0.50	11/3/2021	11/3/2024	2.60
200,000	0.25	12/14/2021	12/14/2024	2.71
400,000	0.25	12/14/2021	12/14/2024	2.71
6,002,500

The following table summarizes the activity of stock options for the period of December 31, 2021 through March 31, 2022:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	10,844,239	$0.29	$-
Issued	120,128	0.19
Exercised	-	-
Cancelled/expired	-	-
Outstanding at March 31, 2022	10,964,367	$0.29	$-
Exercisable at March 31, 2022	6,401,455	$0.30	$-

As of March 31, 2022, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	3.90
3,318,584	0.25	6/16/2021	6/16/2026	4.21
100,603	0.25	8/11/2021	8/11/2026	4.37
6,278,468	0.25	8/18/2021	8/18/2026	4.39
185,254	0.54	11/3/2021	11/3/2026	4.60
120,128	0.19	3/21/2022	3/21/2027	4.98
10,964,367

The remaining stock-based compensation expense on unvested stock options was $1,068,017 as of March 31, 2022.

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Operating lease assets	$190,173	$227,132

Operating lease liabilities:
Current operating lease liabilities	179,787	142,925
Long term operating lease liabilities	47,830	126,044
Total operating lease liabilities	$227,617	$268,969

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2022 and 2021, the Company recognized operating lease expense of $55,652 and $25,136, respectively. Operating lease costs are included within selling, administrative and other expenses on the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2022, short-term lease costs were $15,877. The Company did not incur any short-term lease costs during the three months ended March 31, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities were $53,111 and $25,198, respectively, for the three months ended March 31, 2022 and 2021. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2022 and 2021, the Company reduced its operating lease liabilities by $41,351 and $21,750, respectively, for cash paid.

The operating lease liabilities as of March 31, 2022 reflect a weighted average discount rate of 18%. The weighted average remaining term of the leases is 1.2 years. Remaining lease payments as of March 31, 2022 are as follows:

Year ending December 31,
2022	$154,656
2023	96,839
Total lease payments	251,495
Less: imputed interest	(23,878)
Total	$227,617

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three months ended March 31, 2022 and 2021).

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

On December 16, 2021, a former employee filed a lawsuit against the Company and its Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, the Company filed a response and counterclaim against the former employee. The Company believes it will prevail and has not recorded a loss contingency as of March 31, 2022.

16.	Segment Disclosures

During the three months ended March 31, 2022, the Company had two operating segments including:

●	Technology. which is comprised of the ADEX Entities, AWS PR, SVC, Tropical, and HWN.

●	High Wire, which consists of the rest of the Company’s operations.

During the three months ended March 31, 2021, the Company had only one operating segment, comprised of the operations of High Wire.

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

Financial statement information by operating segment for the three months ended March 31, 2022 is presented below:

	Three Months Ended March 31, 2022
	High Wire	Technology	Total

Net sales	$-	$12,673,508	$12,673,508
Operating loss	(1,114,341)	(52,363)	(1,166,704)
Interest expense	182,649	72,050	254,699
Depreciation and amortization	-	228,003	228,003
Total assets as of March 31, 2022	288,780	44,025,442	44,314,222

Geographic information as of and for the three months ended March 31, 2022 is presented below:

	Revenues For The Three Months Ended March 31, 2022	Long-lived Assets as of March 31, 2022

Puerto Rico and Canada	$685,636	$10,306
United States	11,987,872	34,592,187
Consolidated total	12,673,508	34,602,493

Geographic information as of December 31, 2021 and for the three months ended March 31, 2021 is presented below:

	Revenues For The Three Months Ended March 31, 2021	Long-lived Assets as of December 31, 2021

Puerto Rico and Canada	$-	$11,082
United States	2,461,946	34,821,673
Consolidated total	2,461,946	34,832,755

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
	2022	2021

Numerator:
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$4,957,537	$(130,264)

Denominator
Weighted average common shares outstanding, basic	48,728,249	-
Effect of dilutive securities	53,093,316	-
Weighted average common shares outstanding, diluted	101,821,565	-

Income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net income from continuing operations	$0.08	$-
Net income from discontinued operations, net of taxes	$0.02	$-
Net income per share	$0.10	$-

Income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net income from continuing operations	$0.04	$-
Net income from discontinued operations, net of taxes	$0.01	$-
Net income per share	$0.05	$-

18.	Discontinued Operations

On February 15, 2022, High Wire sold its 50% interest in JTM. As of December 31, 2021, the Company classified JTM as held-for-sale. Additionally, the sale of High Wire’s 50% interest in JTM qualified for discontinued operations treatment.

The assets and liabilities of JTM as of December 31, 2021 have been included within the consolidated balance sheets as current assets of discontinued operations, noncurrent assets of discontinued operations, current liabilities of discontinued operations, and noncurrent liabilities of discontinued operations.

The results of operations of JTM have been included within net income from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

The following table shows the balance sheet of the Company’s discontinued operations as of December 31, 2021:

December 31, 2021
Current assets:
Cash	$809,917
Accounts receivable	1,067,995
Contract assets	147,568
Prepaid expenses and deposits	57,915
Current assets of discontinued operations	$2,083,395

Noncurrent assets:
Property and equipment, net of accumulated depreciation of $73,733 and $51,237, respectively	$52,618
Noncurrent assets of discontinued operations	$52,618

Current liabilities:
Accounts payable and accrued liabilities	$402,142
Contract liabilities	4,700
Loans payable	12,362
Current liabilities of discontinued operations	$419,204

Noncurrent liabilities:
Loans payable, net of current portion	$33,496
Noncurrent liabilities of discontinued operations	$33,496

The following table shows the statements of operations for the Company’s discontinued operations for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31,
	2022	2021

Revenue	$132,033	$2,611,894

Operating expenses:
Cost of revenues	298,384	1,628,531
Depreciation and amortization	-	14,657
Salaries and wages	32,666	89,834
General and administrative	57,957	131,333
Total operating expenses	389,007	1,864,355

(Loss) income from operations	(256,974)	747,539

Other income:
Gain on disposal of subsidiary	919,873	-
PPP loan forgiveness	-	250,800
Total other income	919,873	250,800

Pre-tax income from operations	662,899	998,339

Provision for income taxes	-	-

Net income from discontinued operations, net of tax	$662,899	$998,339

19.	Subsequent Events

Note Transfer Agreement

On April 1, 2022, Dominion Capital LLC assigned its $2,500,000 convertible promissory note from the Company to Cobra Equities SPV, LLC. The terms of the note remain the same.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On April 4, 2022, the Company issued 1,515,152 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $150,000 of principal pursuant to a convertible debenture.

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

Issuance of shares pursuant to a convertible loan payable to a related party

On April 27, 2022, the Company issued 2,416,667 shares of common stock to Keith Hayter upon the conversion of $145,000 of principal pursuant to a convertible loan payable to a related party.

Convertible redeemable note, FJ Vulis and Associates LLC, secured, matures May 11, 2023

On May 11, 2022, the Company issued to FJ Vulis and Associates LLC a secured convertible redeemable note in the aggregate principal amount of $500,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the note is due on May 11, 2023. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.065 per share. In any event of default, or if the Company’s common stock has a closing price of less than $0.013 per share, the fixed price is removed.

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

Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021

Our operating results for the three-month periods ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Difference

Revenues	$12,673,508	$2,461,946	$10,211,562
Operating expenses	13,840,212	3,047,284	10,792,928
Other expense	(1,166,704)	(585,338)	(581,366)
Total other income (expense)	5,332,855	(44,095)	5,376,950
Net income from discontinued operations, net of taxes	662,899	998,339	(206,953)
Net income from discontinued operations attributable to noncontrolling interest	128,487	(499,170)	499,170
Net income (loss) attributable to common stockholders	4,957,537	(130,264)	5,087,801

Revenues

Our revenue increased from $2,461,946 for the three months ended March 31, 2022 to $12,673,508 for the three months ended March 31, 2022. The increase is primarily related to the addition of the Spectrum entities and SVC, which accounted for $7,967,439 and $1,624,855, respectively, in revenue for the three months ended March 31, 2022. The Spectrum entities and SVC were both acquired after the first quarter of 2021.

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

Operating Expenses

During the three months ended March 31, 2022, our operating expenses were $13,840,212, compared to operating expenses of $3,047,284 for the same period of 2021. The increase of $10,792,928 is primarily related to a $7,852,268 increase in cost of revenues as a result of the increase in sales discussed above, combined with $1,122,233 and $1,640,894 increases in salaries and wages and general and administrative expenses, respectively.

Other Income (Expense)

During the three months ended March 31, 2022, we had other income of $5,332,855, compared to other expense of $44,095 for the same period of 2021. The change of $5,376,950 is primarily related to a gain on change in fair value of derivatives and gain on PPP loan forgiveness of $3,872,339 and $2,000,000, respectively, during the three months ended March 31, 2022. These gains were partially offset by amortization of discounts on convertible debentures and loans payable and interest expense of $672,616 and $254,699, respectively, during the three months ended March 31, 2022.

Net Income (Loss)

For the three months ended March 31, 2022, we had net income attributable to High Wire Networks, Inc. common shareholders of $4,957,537, compared to a net loss of $130,264 in the same period of 2021.

Cash Flows

	Three months ended March 31,
	2022	2021

Net cash provided by (used in) operating activities	$453,338	$(28,756)
Net cash provided by (used in) investing activities	$240,000	$(11,000)
Net cash used in financing activities	$(102,396)	$(16,658)
Change in cash	$590,942	$(56,414)

For the three months ended March 31, 2022, cash increased $590,942, compared to a decrease in cash of $56,414 for the same period of 2021. The net income of $4,957,537 was partially offset by the gain in change in fair value of derivative liabilities of $3,872,339, gain on PPP loan forgiveness of $2,000,000, and gain on disposal of subsidiary of $919,873.

As of March 31, 2022, we had cash of $1,099,337 compared to $508,395 as of December 31, 2021.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2021, a former employee filed a lawsuit against us and our Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, we filed a response and counterclaim against the former employee. We believe we will prevail and have not recorded a loss contingency as of March 31, 2022.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2022, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On January 11, 2022, we issued 1,261,818 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $33,600 of principal and $1,100 of accrued interest pursuant to a convertible debenture.

On February 7, 2022, we issued 1,136,364 shares of our common stock to SCS, LLC upon the conversion of 25 shares of Series D preferred stock with a stated value of $10,000 per share.

On February 22, 2022, we issued 1,160,000 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $31,900 of principal pursuant to a convertible debenture.

On March 16, 2022, we issued an aggregate of 1,679,322 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of an aggregate of $45,000 of principal and $1,181 of accrued interest pursuant to convertible debentures.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Exhibit Description
31.1 *	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Label Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Wire Networks, Inc.

Date: May 16, 2022	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: May 16, 2022	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer