Form 10-Q
period 2022-06-30
HIGH WIRE NETWORKS, INC.
filed 2022-08-15
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 59,724,878 common shares issued and outstanding as of August 12, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated balance sheets

	June 30,	December 31,
ASSETS	2022	2021
	(Unaudited)
Current assets:
Cash	$1,967,449	$508,395
Accounts receivable, net of allowances of $74,881	8,278,427	7,961,607
Prepaid expenses and other current assets	881,335	518,825
Current assets of discontinued operations	-	2,083,395
Total current assets	11,127,211	11,072,222

Property and equipment, net of accumulated depreciation of $225,852 and $160,674, respectively	1,250,271	1,279,515
Goodwill	21,696,040	21,696,040
Intangible assets, net of accumulated amortization of $1,615,763 and $1,224,261, respectively	11,238,266	11,630,068
Operating lease right-of-use assets	150,858	227,132
Noncurrent assets of discontinued operations	-	52,618
Total assets	$45,462,646	$45,957,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	5,459,693	3,686,082
Contract liabilities	1,391,549	633,771
Loans payable to related parties, net of debt premium of $618,073 and $988,917, respectively	556,261	1,442,949
Current portion of loans payable, net of debt discount of $616,933 and $239,214, respectively	3,059,846	2,773,621
Current portion of convertible debentures, net of net debt discount/premium of $1,246,388 and $947,398, respectively	2,614,751	3,924,557
Factor financing	3,666,057	3,387,070
Current portion of derivative liabilities	2,094,230	15,350,119
Contingent consideration	100,000	100,000
Current portion of operating lease liabilities	173,013	142,925
Current liabilities of discontinued operations	-	419,204
Total current liabilities	19,115,400	31,860,298

Long-term liabilities:
Loans payable, net of current portion	370,812	2,402,969
Convertible debentures, net of current portion, net of debt discount of $396,523 and $1,499,872, respectively	2,511,810	208,374
Derivative liabilities, net of current portion	1,656,942	178,220
Operating lease liabilities, net of current portion	10,742	126,044
Noncurrent liabilities of discontinued operations	-	33,496
Total long-term liabilities	4,550,306	2,949,103

Total liabilities	23,665,706	34,809,401

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 issued and outstanding as of June 30, 2022 and December 31, 2021	619,229	619,229
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 690 issued and 620 and 645 outstanding as of June 30, 2022 and December 31, 2021, respectively	6,400,377	6,658,457
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued and outstanding as of June 30, 2022 and December 31, 2021	6,313,817	6,313,817
Total mezzanine equity	13,333,423	13,591,503

Stockholders’ equity (deficit):
Common stock; $0.00001 and $0.0000001 par value; 1,000,000,000 shares authorized; 57,268,819 and 46,151,188 issued and 57,266,748 and 46,149,117 outstanding as of June 30, 2022 and December 31, 2021, respectively	573	462
Additional paid-in capital	11,164,736	8,630,910
Accumulated deficit	(2,701,792)	(13,024,382)
Total High Wire Networks, Inc. stockholders’ equity (deficit)	8,463,517	(4,393,010)
Noncontrolling interest	-	1,949,701
Total stockholders’ equity (deficit)	8,463,517	(2,443,309)

Total liabilities and stockholders’ equity (deficit)	$45,462,646	$45,957,595

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$13,734,541	$4,409,567	$26,408,049	$6,871,513

Operating expenses:
Cost of revenues	9,798,681	2,783,099	19,000,962	4,133,112
Depreciation and amortization	228,869	22,936	456,872	73,406
Salaries and wages	2,669,021	2,064,868	5,046,738	3,320,352
General and administrative	2,274,865	661,163	4,307,076	1,052,480
Total operating expenses	14,971,436	5,532,066	28,811,648	8,579,350

Loss from operations	(1,236,895)	(1,122,499)	(2,403,599)	(1,707,837)

Other income (expenses):
Interest expense	(332,276)	(57,983)	(586,975)	(102,411)
Loss on settlement of debt	(906,258)	(127,643)	(906,258)	(127,643)
Amortization of discounts on convertible debentures and loans payable	(930,883)	-	(1,603,499)	-
Amortization of premiums on convertible debentures and loans payable to related parties	386,757	123,730	773,514	123,730
Gain on change in fair value of derivatives	8,119,963	(1,576,315)	11,992,302	(1,576,315)
Exchange loss (gain)	(3,029)	10,502	(3,215)	10,502
Gain on settlement of warrant	-	5,072	-	5,072
Management fee income	-	208,668	-	208,668
Gain on PPP loan forgiveness	-	-	2,000,000	-
Initial derivative expense	(11,000)	-	(11,000)	-
Other income	278,674	284,605	279,934	284,938
Total other income (expense)	6,601,948	(1,129,364)	11,934,803	(1,173,459)

Net income (loss) from continuing operations before income taxes	5,365,053	(2,251,863)	9,531,204	(2,881,296)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	5,365,053	(2,251,863)	9,531,204	(2,881,296)

Net income from discontinued operations, net of tax	-	592,130	662,899	1,590,469
Less: net income from discontinued operations attributable to noncontrolling interest	-	(296,065)	128,487	(795,235)

Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$5,365,053	$(1,955,798)	$10,322,590	$(2,086,062)

Income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net income from continuing operations	$0.10	$(0.49)	$0.18	$(1.26)
Net income from discontinued operations, net of taxes	$-	$0.06	$0.02	$0.35
Net income per share	$0.10	$(0.43)	$0.20	$(0.91)

Income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net income from continuing operations	$0.07	$(0.49)	$0.14	$(1.26)
Net income from discontinued operations, net of taxes	$-	$0.06	$0.01	$0.35
Net income per share	$0.07	$(0.43)	$0.15	$(0.91)

Weighted average common shares outstanding:
Basic	55,544,332	4,557,157	52,132,149	2,291,167
Diluted	74,147,812	4,557,157	70,735,629	2,291,167

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	For the six months ended June 30, 2022
	Common stock		Additional paid-in	(Accumulated deficit)/retained	Non controlling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

Issuance of common stock upon conversion of convertible debentures	5,880,127	59	864,782	-	-	864,841
Stock-based compensation	-	-	296,691	-	-	296,691
Net income for the period	-	-	-	5,365,053	-	5,365,053

Ending balance, June 30, 2022	57,266,748	$573	$11,164,736	$(2,701,792)	$-	$8,463,517

	For the six months ended June 30, 2021
	Common stock		Additional paid-in	(Accumulated deficit)/retained	Non controlling
	Shares	$	capital	earnings	Interest	Total

Balances, January 1, 2021	-	$-	$298,542	$802,370	$1,612,024	$2,712,936

Net (loss) income for the period	-	-	-	(130,264)	499,170	368,906

Ending balance, March 31, 2021	-	$-	$298,542	$672,106	$2,111,194	$3,081,842

Issuance of shares for reverse merger	25,474,625	255	5,561,720	-	-	5,561,975
Stock compensation in connection with reverse merger	-	-	729,292	-	-	729,292
Fair value of convertible debt issued to HWN shareholders	-	-	-	(486,800)	-	(486,800)
Issuance of common stock upon conversion of convertible debentures	1,746,917	17	530,233	-	-	530,250
Issuance of common stock upon conversion of Series A preferred stock	985,651	10	209,006	-	-	209,016
Issuance of common stock upon exercise of warrants	69,281	1	18,601	-	-	18,602
Net (loss) income for the period	-		-	(1,955,798)	296,065	(1,659,733)

Ending balance, June 30, 2021	28,276,474	$283	$7,347,394	$(1,770,492)	$2,407,259	$7,984,444

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$10,322,590	$(2,086,062)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain (loss) on change in fair value of derivative liabilities	(11,992,302)	1,576,315
Loss on settlement of debt	906,258	127,643
Amortization of discounts on convertible debentures and loans payable	1,603,499	-
Amortization of premiums on convertible debentures and loans payable to related parties	(773,514)	(123,730)
Depreciation and amortization	456,872	73,406
Amortization of operating lease right-of-use assets	76,274	45,284
Stock compensation	595,725	729,292
Gain on PPP loan forgiveness	(2,000,000)	-
Initial derivative expense	11,000	-
Gain on settlement of warrant	-	(5,072)
Gain on disposal of JTM	(919,873)	-
Changes in operating assets and liabilities:
Accounts receivable	(316,820)	(929,055)
Contract assets	-	(941,372)
Prepaid expenses and other current assets	(362,510)	(438,589)
Accounts payable and accrued liabilities	1,996,191	373,205
Contract liabilities	757,778	451,083
Operating lease liabilities	(85,214)	(45,492)
Net cash provided by (used in) operating activities of continuing operations	275,954	(1,193,144)
Net cash provided by (used in) operating activities of discontinued operations	128,487	(600,858)
Net cash provided by (used in) operating activities	404,441	(1,794,002)

Cash flows from investing activities:
Purchase of equipment	(36,126)	(30,000)
Cash received in connection with disposal of JTM	325,000	-
Cash acquired in reverse acquisition	-	2,155,707
Net cash provided by investing activities	288,874	2,125,707

Cash flows from financing activities:
Proceeds from loans payable	1,454,965	-
Repayments of loans payable	(1,468,213)	(20,417)
Proceeds from convertible debentures	500,000	-
Proceeds from factor financing	14,793,007	480,972
Repayments of factor financing	(14,514,020)	(841,680)
Proceeds from Cares Act loans	-	873,465
Net cash provided by financing activities of continuing operations	765,739	492,340
Net cash used in financing activities of discontinued operations	-	(6,181)
Net cash provided by financing activities	765,739	486,159

Net increase in cash	1,459,054	817,864

Cash, beginning of period	508,395	184,677
Restricted cash, beginning of period	-	-
Cash and restricted cash, beginning of period	$508,395	$184,677

Cash, end of period	1,967,449	1,002,541
Restricted cash, end of period	-	2,000,000
Cash and restricted cash, end of period	$1,967,449	$3,002,541

Supplemental disclosures of cash flow information:
Cash paid for interest	$168,750	$6,758
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$1,680,133	$530,250
Common stock issued for conversion of Series D preferred stock	$258,079	$-
Receivable from JTM disposition	$200,000	$-
Original issue discounts on loans payable	$645,035	$-
Common stock issued for conversion of Series A preferred stock	$-	$209,016
Common stock issued upon cashless exercise of warrants	$-	$5,072
Common stock issued for conversion of warrants	$-	$18,602
Related party note issued	$-	$100,000
Convertible debentures issued	$-	$250,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Notes to the unaudited condensed consolidated financial statements

June 30, 2022

1. Organization

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN” or the “Company”) was incorporated in Delaware on January 20, 2017. The Company is a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. The Company’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

HWN and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owned 50% of JTM.

On June 16, 2021, the Company completed a merger with Spectrum Global Solutions, Inc. On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. (“High Wire” or, collectively with HWN, “the Company”). The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”). For accounting purposes, HWN is the surviving entity.

High Wire was incorporated in the State of Nevada on January 22, 2007 to acquire and commercially exploit various new energy related technologies through licenses and purchases. On December 8, 2008, High Wire reincorporated in the province of British Columbia, Canada.

On November 4, 2021, the Company closed on its acquisition of Secure Voice Corp (“SVC”). The closing of the acquisition was facilitated by a senior secured promissory note.

On February 15, 2022, HWN sold its 50% interest in JTM (refer to Note 3, Disposal of Subsidiary, for additional detail). As of December 31, 2021, the Company classified JTM as held-for-sale. Additionally, the sale of High Wire’s 50% interest in JTM qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

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

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, the ADEX Entities, AWS PR, Tropical, and SVC. All subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 was $74,881.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and six months ended June 30, 2022 and 2021.

Intangible Assets

At June 30, 2022 and December 31, 2021, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and six months ended June 30, 2022 and 2021.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and six months ended June 30, 2022 and 2021.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Fixed-price	$7,794,525	$3,169,263	$14,475,655	$5,300,513
Time-and-materials	5,940,016	1,240,304	11,932,394	1,571,000
Total	$13,734,541	$4,409,567	$26,408,049	$6,871,513

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At June 30, 2022 and December 31, 2021 did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At June 30, 2022 and December 31, 2021, contract liabilities totaled $1,391,549 and $633,771, respectively.

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

Income (Loss) per Share

The Company computes (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of June 30, 2022 and December 31, 2021, respectively, the Company had 136,973,361 and 133,801,817 common stock equivalents outstanding. As of June 30, 2022, 18,603,480 of the common stock equivalents were dilutive.

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

The Company generated losses in 2021 and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the six months ended June 30, 2022, the Company had an operating loss of $2,403,599, cash flows provided by operations of $404,441, and a working capital deficit of $7,988,189. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of June 30, 2022, ADEX had $10,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts of operations for one year from the date of the filing of the unaudited condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of June 30, 2022, HWN, ADEX, and SVC had cash balances in excess of provided insurance of $670,469, $340,411 and $34,381, respectively.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2022, one customer accounted for 26% of consolidated revenues for the period. In addition, amounts due from this customer represented 20% of trade accounts receivable as of June 30, 2022. Two other customers each accounted for 12% of trade accounts receivable as of June 30, 2022. For the six months ended June 30, 2021, two customers each accounted for 35% of consolidated revenues for the period. In addition, amounts due from these customers represented 12%, and 15%, respectively, of trade accounts receivable as of June 30, 2021. Two other customers accounted for 22% and 15%, respectively, of trade accounts receivable as of June 30, 2021.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 95% of consolidated revenues for the six months ended June 30, 2022. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 5% of consolidated revenues for the six months ended June 30, 2022. Revenues generated within the domestic United States of America accounted for approximately 98% of consolidated revenues for the six months ended June 30, 2021. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 2% of consolidated revenues for the six months ended June 30, 2021.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2022 or the year ended December 31, 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2022 and December 31, 2021 consisted of the following:

	Total fair value at June 30, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$3,751,172	$-	$-	$3,751,172

	Total fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)

Description:
Derivative liability (1)	$15,528,339	$-	$-	$15,528,339

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2022 and December 31, 2021, the Company had a derivative liability of $3,751,172 and $15,528,339, respectively.

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

3. Disposal of Subsidiary

On February 15, 2022, High Wire sold its 50% interest in JTM for $525,000, to be paid with an initial payment of $200,000 and thirteen monthly payments of $25,000. As of June 30, 2022, cash of $325,000 had been received, and eight monthly payments totaling $200,000 remain outstanding. This amount is included within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The Company considered whether or not this transaction would cause JTM to qualify for discontinued operations treatment. The Company determined that the sale of JTM qualifies for discontinued operations treatment as of December 31, 2021 due to the size of JTM’s operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on disposal of subsidiary of $919,873 to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022. This amount is included within loss on discontinued operations, net of tax on the unaudited condensed consolidated statement of operations.

4. Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30	December 31
	2022	2021
Computers and office equipment	$168,034	$141,100
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	451,238	442,238
Machinery and equipment	838,800	838,800
Total	1,476,123	1,440,189

Less: accumulated depreciation	(225,852)	(160,674)

Equipment, net	$1,250,271	$1,279,515

During the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $65,370 and $21,767, respectively.

5. Intangible Assets

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at June 30, 2022	Net carrying value at December 31, 2021
Customer relationship and lists	$9,987,573	$(1,147,088)	$-	$8,840,485	$9,116,803
Trade names	2,866,456	(468,675)	-	2,397,781	2,513,265

Total intangible assets	$12,854,029	$(1,615,763)	$-	$11,238,266	$11,630,068

During the six months ended June 30, 2022 and 2021, the Company recorded amortization expense of $391,502 and $51,639, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2022	$392,902
2023	785,805
2024	785,805
2025	785,805
2026	785,805
Thereafter	7,702,144
Total	$11,238,266

6. Related Party Transactions

Loans Payable to Related Parties

As of June 30, 2022 and December 31, 2021, the Company had outstanding the following loans payable to related parties:

	June 30,	December 31,
	2022	2021
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $247,229 and $988,917, respectively	$456,261	$1,342,949
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	100,000	100,000
Total	$556,261	$1,442,949

The Company’s loans payable to related parties have an effective interest rate range of 9.6% to 11.3%.

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note had an original conversion premium of $1,359,761, and the fair value of the note was $378,000.

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $200,000 of principal into shares of the Company’s common stock.

During the six months ended June 30, 2022, the holder of the note converted $145,000 of principal into shares of the Company’s common stock. As a result of this conversion, the Company recorded a loss on settlement of debt of $217,258 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2022, the Company recorded $370,844 and $741,688, respectively, of amortization of premium to the unaudited condensed consolidated statement of operations.

As of June 30, 2022, the Company owed $209,031 pursuant to this agreement and will amortize the remaining premium of $247,229 over the remaining term of the note. The total liability as of June 30, 2022 was $456,261.

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

As of June 30, 2022, the Company owed $100,000 pursuant to this agreement.

7. Loans Payable

As of June 30, 2022 and December 31, 2021, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2022	2021
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$274,860	$304,187
Promissory note issued to Dominion Capital., LLC., 10% interest, unsecured, matures on September 30, 2022	1,297,500	1,552,500
Future receivables financing agreement with TVT 2.0, LLC, non-interest bearing, matures May 24, 2023, net of debt discount of $616,933	1,483,067	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $191,371	-	754,575
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $47,843	-	188,644
EIDL Loan, 3.75% interest, matures October 12, 2050	147,831	149,284
CARES Act Loans	10,000	2,010,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Total	$3,430,658	$5,176,590

Less: Current portion of loans payable, net of debt discount	(3,059,846)	(2,773,621)

Loans payable, net of current portion	$370,812	$2,402,969

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

During the six months ended June 30, 2022, the Company made cash payments for principal of $29,326.

As of June 30, 2022, the Company owed $274,860 pursuant to this agreement.

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

During the six months ended June 30, 2022, the Company paid $945,946 of the original balance under the agreement. As a result of these payments, the amount owed at June 30, 2022 was $0.

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

During the six months ended June 30, 2022, the Company paid $236,486 of the original balance under the agreement. As a result of these payments, the amount owed at June 30, 2022 was $0.

Loan with TVT 2.0, LLC

On June 23, 2022, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with TVT 2.0, LLC. Under the Financing Agreement, the Financing Parties sold to TVT 2.0, LLC future receivables in an aggregate amount equal to $2,100,000 for a purchase price of $1,500,000. The Company received cash of $1,454,965 and recorded a debt discount of $645,035.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay TVT 2.0, LLC $43,750 each week based upon an anticipated 25% of its future receivables until such time as $2,100,000 has been paid, a period TVT 2.0, LLC and the Financing Parties estimate to be approximately eleven months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The estimated effective interest rate is 60.2%.

There were no payments due on the note during the six months ended June 30, 2022.

At June 30, 2022, the Company owed $2,100,000 pursuant to this agreement and will record accretion equal to the debt discount of $616,933 over the remaining term of the note.

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

During the six months ended June 30, 2022, the Company made cash payments of $255,000.

As of June 30, 2022, the Company owed $1,297,500 pursuant to this agreement.

Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s promissory note issued to InterCloud Systems, Inc. The note was originally issued on February 27, 2018 in the principal amount of $500,000. As of June 15, 2021, $217,400 remained outstanding. The note is non-interest bearing and is due on demand.

As of June 30, 2022, the Company owed $217,400 pursuant to this agreement.

EIDL Loan

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed ADEX’s EIDL loan. The note was originally issued on October 10, 2020 in the principal amount of $150,000. As of June 15, 2021, $150,000 remained outstanding. The note bears interest at a rate of 3.75% per annum and the maturity date is October 12, 2050.

During the period of June 16, 2021 through December 31, 2021, the Company made cash payments of $716.

During the six months ended June 30, 2022, the Company made cash payments of $1,453.

As of June 30, 2022, the Company owed $147,831 pursuant to this agreement.

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

On March 1, 2022, ADEX received approval for forgiveness of its $2,000,000 CARES Act Loan. The Company recorded a gain on PPP loan forgiveness of $2,000,000 to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2022.

As of June 30, 2022, the aggregate balance of these loans was $10,000 and is included in loans payable on the unaudited condensed consolidated balance sheets.

8. Convertible Debentures

As of June 30, 2022 and December 31, 2021, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2022	2021
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$50,000	$200,000
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	54,000	125,680
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $13,038 and $117,556, respectively	276,435	171,918
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $16,264 and $148,173, respectively	335,841	203,932
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $10,609 and $42,435, respectively	34,503	66,329
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $1,189,569 and $2,223,975, respectively	560,431	276,025
Convertible promissory note, Cobra Equities SPV, LLC, 9.9% interest, senior secured, matures December 29, 2023	750,000	-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	2,750,000	2,750,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023, net of debt discount of $434,649	65,351	-
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	-	89,047
Total	5,126,561	4,132,931

Less: Current portion of convertible debentures, net of debt discount/premium	(2,614,751)	(3,924,557)

Convertible debentures, net of current portion, net of debt discount	$2,511,810	$208,374

The Company’s convertible debentures have an effective interest rate range of 10.0% to 106.1%.

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

During the six months ended June 30, 2022, the holder of the note converted $150,000 of principal into shares of the Company’s common stock.

The Company owed $50,000 as of June 30, 2022.

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

Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand

On September 23, 2021, the holder of the note described in the “Convertible promissory note, SCS Capital Partners, LLC, 12% interest, secured, matures December 30, 2021” section of this note assigned the note to Cobra Equities SPV, LLC. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.0275 per share. On or after the date of the closing of a subsequent offering, the fixed conversion price would have been 105% of the price of the common stock issued in the subsequent offering.

The note matured on December 30, 2021 and was due on demand.

During the period of September 23, 2021 through December 31, 2021, the holder of the note converted $146,942 of principal and $112,700 of accrued interest into shares of the Company’s common stock

During the six months ended June 30, 2022, the holder of the note converted $89,047 of principal and $2,281 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the outstanding balance was $0 as of June 30, 2022.

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

During the six months ended June 30, 2022, the holder of the note converted $71,680 of principal into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail).

As of June 30, 2022, the Company owed $54,000 pursuant to this agreement.

As a result of conversions during the period of July 1, 2022 through August 12, 2022, the amount owed as of the date of this report is $0 (see Note 19, Subsequent Events, for additional details).

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

Convertible promissory note, Cobra Equities SPV, LLC Tranche 1, 9% interest, secured, matures January 1, 2023

On January 28, 2021, High Wire received the first tranche of the note discussed in the “Convertible promissory note, Cobra Equities SPV, LLC, 9% interest, secured, matures January 1, 2023” above. High Wire received $275,000, with an original issue discount of $14,474.

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

As of June 30, 2022, the Company owed $289,474 pursuant to this agreement and will record accretion equal to the debt discount of $13,038 over the remaining term of the note.

Convertible promissory note, Cobra Equities SPV, LLC Tranche 2, 9% interest, secured, matures January 1, 2023

On March 1, 2021, High Wire received the second tranche of the note discussed in the “Convertible promissory note, Cobra Equities SPV, LLC, 9% interest, secured, matures January 1, 2023” above. High Wire received $325,000, with an original issue discount of $17,105.

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

As of June 30, 2022, the Company owed $352,105 pursuant to this agreement and will record accretion equal to the debt discount of $16,264 over the remaining term of the note.

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

As of June 30, 2022, the Company owed $125,000 pursuant to this agreement.

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

As of June 30, 2022, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $58,349, and the fair value of the note is $19,000.

For the three and six months ended June 30, 2022, the Company recorded $15,913 and $31,826, respectively, of amortization of premium to the unaudited condensed consolidated statement of operations.

As of June 30, 2022, the Company owed $23,894 pursuant to this agreement and will amortize the remaining premium of $10,609 over the remaining term of the note. The total liability as of June 30, 2022 was $34,503.

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

On April 1, 2022, Dominion Capital LLC assigned $750,000 of principal of its convertible promissory note from the Company to Cobra Equities SPV, LLC. The terms of the note remain the same.

As of June 30, 2022, the Company owed $1,750,000 pursuant to this agreement and will record accretion equal to the debt discount of $1,189,569 over the remaining term of the note.

Convertible promissory note, Cobra Equities SPV, LLC, 9.9% interest, senior secured, matures December 29, 2023

On April 1, 2022, $750,000 of principal of the note described in the “Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023” section above was assigned to Cobra Equities SPV, LLC.

The note accrues interest at the rate of 9.9% per annum and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.50 per share, subject to adjustment as set forth in the note. The note amortizes beginning ten months following issuance, in 18 monthly installments.

As of June 30, 2022, the Company owed $750,000 pursuant to this agreement.

Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024

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

On April 11, 2022, the Mark Munro 1996 charitable Remainder Unitrust amended the terms of the Company’s convertible promissory note payable. The note maturity was amended from September 30, 2022 to April 30, 2024. Payment terms were also amended, and no payments are due until October 1, 2022. All other terms of the note remain the same. The amendment was accounted for as a debt modification. As a result, a loss on settlement of debt of $689,000 was recorded on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022.

As of June 30, 2022, the Company owed $2,750,000 pursuant to this agreement.

Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023

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

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $511,000 resulted in a debt discount of $500,000 and an initial derivative expense of $11,000.

As of June 30, 2022, the Company owed $500,000 pursuant to this agreement and will record accretion equal to the debt discount of $434,649 over the remaining term of the note.

9. Factor Financing

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed a factor financing agreement between ADEX and Bay View Funding. The amount outstanding as of June 15, 2021 was $1,968,816.

The agreement began on February 11, 2020 when, pursuant to an assignment and consent agreement, Bay View Funding purchased and received all of a previous lender’s right, title, and interest in the loan and security agreement with High Wire’s wholly-owned subsidiary, ADEX. In connection with the agreement, High Wire received $3,024,532 from Bay View Funding. This money was used to pay off the amounts owed to the previous lender at the time of the assignment and consent agreement. The initial term of the factoring agreement is twelve months from the initial funding date.

Under the factoring agreement, High Wire’s ADEX subsidiary may borrow up to the lesser of $5,000,000 or an amount equal to the sum of all undisputed purchased receivables multiplied by the advance percentage, less any funds in reserve. ADEX will pay to Bay View Funding a factoring fee upon purchase of receivables by Bay View Funding equal to 0.75% of the gross face value of the purchased receivable for the first 30 day period from the date said purchased receivable is first purchased by Bay View Funding, and a factoring fee of 0.35% per 15 days thereafter until the date said purchased receivable is paid in full or otherwise repurchased by ADEX or otherwise written off by Bay View Funding within the write off period. ADEX will also pay a finance fee to Bay View Funding on the outstanding advances under the agreement at a floating rate per annum equal to the Prime Rate plus 3%. The finance rate will increase or decrease monthly, on the first day of each month, by the amount of any increase or decrease in the Prime Rate, but at no time will the finance fee be less than 7.75%.

During the six months ended June 30, 2022, the Company paid $412,307 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the period of June 16, 2021 through December 31, 2021, the Company received an aggregate of $10,678,029 and repaid an aggregate of $9,259,775.

During the six months ended June 30, 2022, the Company received an aggregate of $14,793,007 and repaid an aggregate of $14,514,020.

The Company owed $3,666,057 under the agreement as of June 30, 2022.

10. Derivative Liabilities

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s derivative liabilities. As of June 15, 2021, the derivative liability balance of $7,496,482 was comprised of $6,929,000 of derivatives related to High Wire’s convertible debentures, and $567,482 of derivatives related to High Wire’s share purchase warrants and stock options. Not all of the Company’s stock options qualify for derivative treatment.

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of June 30, 2022, the derivative liability balance of $3,751,172 was comprised of $3,449,108 of derivatives related to the Company’s convertible debentures, and $302,064 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2021, the derivative liability balance of $15,528,339 was comprised of $14,050,806 of derivatives related to the Company’s convertible debentures, and $1,477,533 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2022:

June 30,
2022
Balance at the beginning of the period	$15,528,339
Change in fair value of embedded conversion option	(11,992,302)
Conversion of derivative liability	(984,865)
Initial value of derivatives upon issuance	511,000
Effect of debt modification	689,000
Total	3,751,172

Less: Current portion of derivative liabilities*	(2,094,230)

Derivative liabilities, net of current portion*	$1,656,942

*	The current and long-term breakout of derivatives liabilities is based on the current and long-term breakout of the associated convertible debentures.

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2022	110 - 233%	1.72 - 2.92%	0%	0.25 - 2.46
At December 31, 2021	110 - 257%	0.06 - 0.97%	0%	0.25 - 2.95

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

On April 4, 2022, the Company issued 1,515,152 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $150,000 of principal pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $287,879.

On May 19, 2022, the Company issued 1,948,308 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $50,227 of principal and $20,000 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $214,704.

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

Issuance of shares pursuant to a convertible loan payable to a related party

On April 27, 2022, the Company issued 2,416,667 shares of common stock to Keith Hayter upon the conversion of $145,000 of principal pursuant to a convertible loan payable to a related party described in Note 6, Related Parties. The shares had a fair value of $362,258.

12. Preferred Stock

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s Series A preferred stock obligations. Additionally, the holders of High Wire’s Series B preferred stock transferred their shares to the Company’s Chief Executive Officer. Lastly, a new class of preferred stock, Series D, was designated and issued. At the time of the merger transaction, the fair value of the Series A and Series B preferred stock was $1,024,000 and $0, respectively. The fair value of the Series D preferred stock which was received in the exchange was $1,271,000, which was recorded as additional paid in capital.

See below for a description of each of the Company’s outstanding classes of preferred stock, including historical and current information.

Series A

On November 15, 2017, High Wire created one series of the 20,000,000 preferred shares it is authorized to issue, consisting of 8,000,000 shares, to be designated as Series A preferred stock.

On October 29, 2018, High Wire made the first amendment to the Certificate of Designation of its Series A convertible preferred stock. This amendment updated the conversion price to be equal to the greater of 75% of the lowest VWAP during the ten trading day period immediately preceding the date a conversion notice is delivered or $120.00, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock.

On August 16, 2019, High Wire made the second amendment to the Certificate of Designation of its Series A convertible preferred stock. As a result of this amendment, the Company recorded a deemed dividend in accordance with ASC 260-10-599-2.

On April 8, 2020, High Wire made the third amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price and the conversion price floor to $3.00 per share.

On June 18, 2020, High Wire made the fourth amendment to the Certificate of Designation of its Series A preferred stock, which lowered the fixed conversion price to $0.20 per share and the conversion price floor to $0.01 per share.

On January 27, 2021, Spectrum made the fifth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.0975 per share. High Wire accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260-10-599-2.

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

As of June 30, 2022, the fair value of the Series A Preferred Stock was $619,229. This amount is recorded within mezzanine equity on the consolidated balance sheets.

Series B

On April 16, 2018, High Wire designated 1,000 shares of Series B preferred stock with a stated value of $3,500 per share. The Series B preferred stock is neither redeemable nor convertible into common stock. The principal terms of the Series B preferred stock shares are as follows:

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

Series D

On June 14, 2021, High Wire designated 1,590 shares of Series D preferred stock with a stated value of $10,000 per share. The Series D preferred stock is not redeemable.

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

As of June 30, 2022, the fair value of the Series D Preferred Stock was $6,400,377. This amount is recorded within mezzanine equity on the consolidated balance sheets.

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

As of June 30, 2022, the fair value of the Series E Preferred Stock was $6,313,817. This amount is recorded within mezzanine equity on the consolidated balance sheets.

13. Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $302,064 as of June 30, 2022. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of June 30, 2022 was 2.4 years. The weighted-average remaining life on the stock options as of June 30, 2022 was 4.1 years. With the exception of those issued during February and June 2021, the stock options outstanding at June 30, 2022 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2021 through June 30, 2022:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	6,002,500	$0.50	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2022	6,002,500	$0.50	$-
Exercisable at June 30, 2022	6,002,500	$0.50	$-

As of June 30, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
2,500	30.00	11/21/2019	11/21/2022	0.39
5,400,000	0.50	11/3/2021	11/3/2024	2.35
200,000	0.25	12/14/2021	12/14/2024	2.46
400,000	0.25	12/14/2021	12/14/2024	2.46
6,002,500

The following table summarizes the activity of stock options for the period of December 31, 2021 through June 30, 2022:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	10,844,239	$0.29	$-
Issued	215,366	0.15
Exercised	-	-
Cancelled/expired	-	-
Outstanding at June 30, 2022	11,059,605	$0.28	$-
Exercisable at June 30, 2022	6,437,494	$0.30	$-

As of June 30, 2022, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	3.65
3,318,584	0.25	6/16/2021	6/16/2026	3.96
100,603	0.25	8/11/2021	8/11/2026	4.12
6,278,468	0.25	8/18/2021	8/18/2026	4.14
185,254	0.54	11/3/2021	11/3/2026	4.35
120,128	0.19	3/21/2022	3/21/2027	4.73
95,238	0.11	5/16/2022	5/16/2027	4.88
11,059,605

The remaining stock-based compensation expense on unvested stock options was $808,189 as of June 30, 2022.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Operating lease assets	$150,858	$227,132

Operating lease liabilities:
Current operating lease liabilities	173,013	142,925
Long term operating lease liabilities	10,742	126,044
Total operating lease liabilities	$183,755	$268,969

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2022, the Company recognized operating lease expense of $55,652 and $111,304, respectively. During the three and six months ended June 30, 2021, the Company recognized operating lease expense of $25,136 and $50,272, respectively. Operating lease costs are included within selling, administrative and other expenses on the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2022, short-term lease costs were $15,877 and $31,754, respectively. The Company did not incur any short-term lease costs during the three and six months ended June 30, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities were $53,266 and $106,377, respectively, for the three and six months ended June 30, 2022. Cash paid amounts included in the measurement of operating lease liabilities were $25,198 and $50,396, respectively, for the three and six months ended June 30, 2021. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three and six months ended June 30, 2022, the Company reduced its operating lease liabilities by $43,863 and $85,214, respectively, for cash paid. During the three and six months ended June 30, 2021, the Company reduced its operating lease liabilities by $22,022 and $43,772, respectively, for cash paid.

The operating lease liabilities as of June 30, 2022 reflect a weighted average discount rate of 17%. The weighted average remaining term of the leases is 1.0 year. Remaining lease payments as of June 30, 2022 are as follows:

Year ending December 31,
2022	$101,390
2023	96,839
Total lease payments	198,229
Less: imputed interest	(14,474)
Total	$183,755

15. Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and six months ended June 30, 2022 and 2021).

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

On December 16, 2021, a former employee filed a lawsuit against the Company and its Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, the Company filed a response and counterclaim against the former employee. Mediation is scheduled for September 8, 2022 if an agreement cannot be reached before then. The Company believes it will prevail and has not recorded a loss contingency as of June 30, 2022.

16. Segment Disclosures

During the three and six months ended June 30, 2022 and 2021, the Company had two operating segments including:

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

Financial statement information by operating segment for the three and six months ended June 30, 2022 is presented below:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$13,734,541	$13,734,541	$-	$26,408,049	$26,408,049
Operating loss	(975,002)	(261,893)	(1,236,895)	(2,089,343)	(314,256)	(2,403,599)
Interest expense	314,606	17,670	332,276	497,255	89,720	586,975
Depreciation and amortization	-	228,869	228,869	-	456,872	456,872
Total assets as of June 30, 2022	450,977	45,011,669	45,462,646	450,977	45,011,669	45,462,646

Geographic information as of and for the six months ended June 30, 2022 is presented below:

	Revenues
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Long-lived Assets as of June 30, 2022

Puerto Rico and Canada	$667,880	$1,353,516	$9,530
United States	13,066,661	25,054,533	34,325,905
Consolidated total	13,734,541	26,408,049	34,335,435

Financial statement information by operating segment for the three and six months ended June 30, 2021 is presented below:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$4,409,567	$4,409,567	$-	$6,871,513	$6,871,513
Operating loss	(790,333)	(332,166)	(1,122,499)	(790,333)	(917,504)	(1,707,837)
Interest expense	12,264	45,719	57,983	12,264	90,147	102,411
Depreciation and amortization	-	22,936	22,936	-	73,406	73,406
Total assets as of December 31, 2021	506,835	43,314,747	43,821,582	506,835	43,314,747	43,821,582

Geographic information as of December 31, 2021 and for the six months ended June 30, 2021 is presented below:

	Revenues
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Long-lived Assets as of December 31, 2021

Puerto Rico and Canada	$105,161	$105,161	$11,082
United States	4,304,406	6,766,352	34,821,673
Consolidated total	4,409,567	6,871,513	34,832,755

17. Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Numerator:
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$5,365,053	$(1,955,798)	$10,322,590	$(2,086,062)

Denominator
Weighted average common shares outstanding, basic	55,544,332	4,557,157	52,132,149	2,291,167
Effect of dilutive securities	18,603,480	-	18,603,480	-
Weighted average common shares outstanding, diluted	74,147,812	4,557,157	70,735,629	2,291,167

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net income (loss) from continuing operations	$0.10	$(0.49)	$0.18	$(1.26)
Net income from discontinued operations, net of taxes	$-	$0.06	$0.02	$0.35
Net income (loss) per share	$0.10	$(0.43)	$0.20	$(0.91)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net income (loss) from continuing operations	$0.07	$(0.49)	$0.14	$(1.26)
Net income from discontinued operations, net of taxes	$-	$0.06	$0.01	$0.35
Net income (loss) per share	$0.07	$(0.43)	$0.15	$(0.91)

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

The results of operations of JTM have been included within net income from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

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

The following table shows the statements of operations for the Company’s discontinued operations for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$-	$3,384,501	$132,033	$5,996,391

Operating expenses:
Cost of revenues	-	2,557,350	298,384	4,185,881
Depreciation and amortization	-	26,003	-	32,244
Salaries and wages	-	79,567	32,666	160,707
General and administrative	-	129,451	57,957	277,890
Total operating expenses	-	2,792,371	389,007	4,656,722

(Loss) income from operations	-	592,130	(256,974)	1,339,669

Other income:
Gain on disposal of subsidiary	-	-	919,873	-
PPP loan forgiveness	-	-	-	250,800
Total other income	-	-	919,873	250,800

Pre-tax income from operations	-	592,130	662,899	1,590,469

Provision for income taxes	-	-	-	-

Net income from discontinued operations, net of tax	$-	$592,130	$662,899	$1,590,469

19. Subsequent Events

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On July 5, 2022, the Company issued 1,350,763 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $29,000 of principal and $2,000 of accrued interest pursuant to a convertible debenture.

On July 29, 2022, the Company issued 1,107,367 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $25,000 of principal and $613 of accrued interest pursuant to a convertible debenture.

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

The information that appears on our website at www.HighWireNetworks.com is not part of this report.

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

Results of Operations for the Three-Month Periods Ended June 30, 2022 and 2021

Our operating results for the three-month periods ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021	Difference

Revenues	$13,734,541	$4,409,567	$9,324,974
Operating expenses	14,971,436	5,532,066	9,439,370
Loss from operation	(1,236,895)	(1,122,499)	(114,396)
Total other income (expense)	6,601,948	(1,129,364)	7,731,312
Net income from discontinued operations, net of taxes	-	592,130	(592,130)
Net income from discontinued operations attributable to noncontrolling interest	-	(296,065)	296,065
Net income (loss) attributable to common stockholders	5,365,053	(1,955,798)	7,320,851

Revenues

Our revenue increased from $4,409,567 for the three months ended June 30, 2021 to $13,734,541 for the three months ended June 30, 2022. The increase is primarily related to a full quarter of revenue for the High Wire entities and the addition of SVC, which accounted for $7,649,538 and $2,104,823, respectively, in revenue for the three months ended June 30, 2022. The High Wire entities were acquired during June 2021 and had $992,780 of revenue during the second quarter of 2021, while SVC was acquired after the second quarter of 2021.

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

Operating Expenses

During the three months ended June 30, 2022, our operating expenses were $14,971,436, compared to operating expenses of $5,532,066 for the same period of 2021. The increase of $9,439,370 is primarily related to a $7,015,582 increase in cost of revenues as a result of the increase in sales discussed above, combined with $604,153 and $1,613,702 increases in salaries and wages and general and administrative expenses, respectively.

Other Income (Expense)

During the three months ended June 30, 2022, we had other income of $6,601,948, compared to other expense of $1,129,364 for the same period of 2021. The change of $7,731,312 is primarily related to a gain on change in fair value of derivatives of $8,119,963 during the three months ended June 30, 2022. These gains were partially offset by amortization of discounts on convertible debentures and loans payable, loss on settlement of debt, and interest expense of $930,883, $906,258, and $332,276, respectively, during the six months ended June 30, 2022.

Net Income (Loss)

For the three months ended June 30, 2022, we had net income attributable to High Wire Networks, Inc. common shareholders of $5,365,053, compared to a net loss of $1,955,798 in the same period of 2021.

Results of Operations for the Six-Month Periods Ended June 30, 2022 and 2021

Our operating results for the six-month periods ended June 30, 2022 and 2021 are summarized as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021	Difference

Revenues	$26,408,049	$6,871,513	$19,536,536
Operating expenses	28,811,648	8,579,350	20,232,298
Loss from operation	(2,403,599)	(1,707,837)	(695,762)
Total other income (expense)	11,934,803	(1,173,459)	13,108,262
Net income from discontinued operations, net of taxes	662,899	1,590,469	(927,570)
Net income from discontinued operations attributable to noncontrolling interest	128,487	(795,235)	923,722
Net income (loss) attributable to common stockholders	10,322,590	(2,086,062)	12,408,652

Revenues

Our revenue increased from $6,871,513 for the six months ended June 30, 2021 to $26,408,049 for the six months ended June 30, 2022. The increase is primarily related to a full six months of revenue for the High Wire entities and the addition of SVC, which accounted for $15,629,121 and $3,729,677, respectively, in revenue for the six months ended June 30, 2022. The High Wire entities were acquired during June 2021 and had $992,780 of revenue during the first half of 2021, while SVC was acquired after the second quarter of 2021.

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

Operating Expenses

During the six months ended June 30, 2022, our operating expenses were $28,811,648, compared to operating expenses of $8,579,350 for the same period of 2021. The increase of $20,232,298 is primarily related to a $14,867,850 increase in cost of revenues as a result of the increase in sales discussed above, combined with $1,726,386 and $3,254,596 increases in salaries and wages and general and administrative expenses, respectively.

Other Income (Expense)

During the six months ended June 30, 2022, we had other income of $11,934,803, compared to other expense of $1,173,459 for the same period of 2021. The change of $13,108,262 is primarily related to a gain on change in fair value of derivatives and gain on PPP loan forgiveness of $11,992,302 and $2,000,000, respectively, during the six months ended June 30, 2022. These gains were partially offset by amortization of discounts on convertible debentures and loans payable, loss on settlement of debt, and interest expense of $1,603,499, $906,258, and $586,975, respectively, during the six months ended June 30, 2022.

Net Income (Loss)

For the six months ended June 30, 2022, we had net income attributable to High Wire Networks, Inc. common shareholders of $10,322,590, compared to a net loss of $2,086,062 in the same period of 2021.

Cash Flows

	Six months ended June 30,
	2022	2021

Net cash provided by (used in) operating activities	$404,441	$(1,794,002)
Net cash provided by (used in) investing activities	$288,874	$2,125,707
Net cash used in financing activities	$765,739	$486,159
Change in cash	$1,459,054	$817,864

For the six months ended June 30, 2022, cash increased $1,459,054, compared to an increase in cash of $817,864 for the same period of 2021. The net income of $10,322,590 was partially offset by the gain in change in fair value of derivative liabilities of $11,992,302, gain on PPP loan forgiveness of $2,000,000, and gain on disposal of subsidiary of $919,873.

As of June 30, 2022, we had cash of $1,967,449 compared to $508,395 as of December 31, 2021.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2021, a former employee filed a lawsuit against us and our Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, we filed a response and counterclaim against the former employee. We believe we will prevail and have not recorded a loss contingency as of June 30, 2022.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2022, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On April 4, 2022, we issued 1,515,152 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $150,000 of principal pursuant to a convertible debenture.

On April 27, 2022, we issued 2,416,667 shares of our common stock to Keith Hayter upon the conversion of $145,000 of principal pursuant to a convertible loan payable to a related party.

On May 19, 2022, we issued 1,948,308 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $50,227 of principal and $20,000 of accrued interest pursuant to a convertible debenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit #	Exhibit Description
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Wire Networks, Inc.

Date: August 15, 2022	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: August 15, 2022	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer