Form 10-Q
period 2022-09-30
HIGH WIRE NETWORKS, INC.
filed 2022-11-14
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-53461

High Wire Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5055489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 North Lincoln Street, Batavia, Illinois	60510
(Address of principal executive offices)	(Zip Code)

952-974-4000

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

The registrant had 65,496,786 common shares issued and outstanding as of November 11, 2022.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated balance sheets

	September 30,	December 31,
ASSETS	2022	2021
	(Unaudited)
Current assets:
Cash	$858,462	$508,395
Accounts receivable, net of allowances of $74,881	8,741,735	7,961,607
Prepaid expenses and other current assets	1,173,294	518,825
Current assets of discontinued operations	-	2,083,395
Total current assets	10,773,491	11,072,222

Property and equipment, net of accumulated depreciation of $258,518 and $160,674, respectively	1,217,338	1,279,515
Goodwill	21,696,040	21,696,040
Intangible assets, net of accumulated amortization of $1,812,214 and $1,224,261, respectively	11,041,815	11,630,068
Operating lease right-of-use assets	111,636	227,132
Noncurrent assets of discontinued operations	-	52,618
Total assets	$44,840,320	$45,957,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	6,388,664	3,686,082
Contract liabilities	2,345,363	633,771
Loans payable to related parties, net of debt premium of $0 and $988,917, respectively	309,031	1,442,949
Current portion of loans payable, net of debt discount of $333,715 and $239,214, respectively	2,496,508	2,773,621
Current portion of convertible debentures, net of net debt discount/premium of $1,012,671 and $947,398, respectively	3,407,587	3,924,557
Factor financing	3,384,316	3,387,070
Current portion of derivative liabilities	2,700,590	15,350,119
Contingent consideration	100,000	100,000
Current portion of operating lease liabilities	137,445	142,925
Current liabilities of discontinued operations	-	419,204
Total current liabilities	21,269,504	31,860,298

Long-term liabilities:
Loans payable, net of current portion	354,925	2,402,969
Convertible debentures, net of current portion, net of debt discount of $139,131 and $1,499,872, respectively	2,127,536	208,374
Derivative liabilities, net of current portion	1,248,252	178,220
Operating lease liabilities, net of current portion	-	126,044
Noncurrent liabilities of discontinued operations	-	33,496
Total long-term liabilities	3,730,713	2,949,103

Total liabilities	25,000,217	34,809,401

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 issued and outstanding as of September 30, 2022 and December 31, 2021	619,229	619,229
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 690 issued and 620 and 645 outstanding as of September 30, 2022 and December 31, 2021, respectively	6,400,377	6,658,457
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued and outstanding as of September 30, 2022 and December 31, 2021	6,313,817	6,313,817
Total mezzanine equity	13,333,423	13,591,503

Stockholders’ equity (deficit):
Common stock; $0.00001 and $0.0000001 par value; 1,000,000,000 shares authorized; 62,319,612 and 46,151,188 issued and 62,317,541 and 46,149,117 outstanding as of September 30, 2022 and December 31, 2021, respectively	623	462
Additional paid-in capital	11,969,585	8,630,910
Accumulated deficit	(5,463,528)	(13,024,382)
Total High Wire Networks, Inc. stockholders’ equity (deficit)	6,506,680	(4,393,010)
Noncontrolling interest	-	1,949,701
Total stockholders’ equity (deficit)	6,506,680	(2,443,309)

Total liabilities and stockholders’ equity (deficit)	$44,840,320	$45,957,595

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$13,510,449	$8,834,700	$39,918,498	$15,706,213

Operating expenses:
Cost of revenues	9,863,612	6,626,275	28,864,574	10,759,387
Depreciation and amortization	229,577	145,258	686,449	218,664
Salaries and wages	2,712,829	1,317,798	7,759,567	4,638,150
General and administrative	2,266,417	2,074,023	6,573,493	3,126,503
Total operating expenses	15,072,435	10,163,354	43,884,083	18,742,704

Loss from operations	(1,561,986)	(1,328,654)	(3,965,585)	(3,036,491)

Other income (expenses):
Interest expense	(186,136)	(274,478)	(773,111)	(376,889)
Loss on settlement of debt	(132,874)	(1,151,355)	(1,039,132)	(1,278,998)
Amortization of discounts on convertible debentures and loans payable	(784,935)	(324,465)	(2,388,434)	(324,465)
Amortization of premiums on convertible debentures and loans payable to related parties	257,839	327,487	1,031,353	451,217
(Loss) gain on change in fair value of derivatives	(352,703)	(7,717,510)	11,639,599	(9,293,825)
Exchange loss (gain)	(2,139)	(4,376)	(5,354)	6,126
Gain on settlement of warrant	-	(133,045)	-	(127,973)
Management fee income	-	303,147	-	511,815
Gain on PPP loan forgiveness	-	873,734	2,000,000	873,734
Initial derivative expense	-	-	(11,000)	-
Other income	1,198	37,435	281,132	322,373
Total other income (expense)	(1,199,750)	(8,063,426)	10,735,053	(9,236,885)

Net (loss) income from continuing operations before income taxes	(2,761,736)	(9,392,080)	6,769,468	(12,273,376)

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(2,761,736)	(9,392,080)	6,769,468	(12,273,376)

Net income from discontinued operations, net of tax	-	228,297	662,899	1,818,766
Less: net (income) loss from discontinued operations attributable to noncontrolling interest	-	(114,149)	128,487	(909,384)

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(2,761,736)	$(9,277,932)	$7,560,854	$(11,363,994)

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.05)	$(0.31)	$0.12	$(1.04)
Net income from discontinued operations, net of taxes	$-	$0.00	$0.01	$0.08
Net (loss) income per share	$(0.05)	$(0.30)	$0.14	$(0.97)

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.05)	$(0.31)	$0.08	$(1.04)
Net income from discontinued operations, net of taxes	$-	$0.00	$0.01	$0.08
Net (loss) income per share	$(0.05)	$(0.30)	$0.09	$(0.97)

Weighted average common shares outstanding:
Basic	59,838,000	30,430,138	54,728,992	11,773,958
Diluted	59,838,000	30,430,138	87,829,150	11,773,958

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of stockholders’ equity (deficit)

(Unaudited)

	For the nine months ended September 30, 2022
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

Issuance of common stock upon conversion of convertible debentures	5,880,127	59	864,782	-	-	864,841
Stock-based compensation	-	-	296,691	-	-	296,691
Net income for the period	-	-	-	5,365,053	-	5,365,053

Ending balance, June 30, 2022	57,266,748	$573	$11,164,736	$(2,701,792)	$-	$8,463,517

Issuance of common stock upon conversion of convertible debentures	5,050,793	50	470,598	-	-	470,648
Stock-based compensation	-	-	334,251	-	-	334,251
Net loss for the period	-	-	-	(2,761,736)	-	(2,761,736)

Ending balance, September 30, 2022	62,317,541	$623	$11,969,585	$(5,463,528)	$-	$6,506,680

	For the nine months ended September 30, 2021
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2021	-	$-	$298,542	$802,370	$1,612,024	$2,712,936

Net (loss) income for the period	-	-	-	(130,264)	499,170	368,906

Ending balance, March 31, 2021	-	$-	$298,542	$672,106	$2,111,194	$3,081,842

Issuance of shares for reverse merger	25,474,625	255	5,561,720	-	-	5,561,975
Stock compensation in connection with reverse merger	-	-	729,292	-	-	729,292
Fair value of convertible debt issued to HWN shareholders	-	-	-	(486,800)	-	(486,800)
Issuance of common stock upon conversion of convertible debentures	1,746,917	17	530,233	-	-	530,250
Issuance of common stock upon conversion of Series A preferred stock	985,651	10	209,006	-	-	209,016
Issuance of common stock upon exercise of warrants	69,281	1	18,601	-	-	18,602
Net (loss) income for the period	-	-	-	(1,955,798)	296,065	(1,659,733)

Ending balance, June 30, 2021	28,276,474	$283	$7,347,394	$(1,770,492)	$2,407,259	$7,984,444

Issuance of common stock upon conversion of convertible debentures	4,824,432	48	1,505,127	-	-	1,505,175
Issuance of common stock upon conversion of Series A preferred stock	1,025,641	10	195,745	-	-	195,755
Issuance of common stock upon exercise of warrants	1,338,620	14	739,841	-	-	739,855
Stock-based compensation	-	-	39,290	-	-	39,290
Net (loss) income for the period	-	-	-	(9,277,932)	114,149	(9,163,783)

Ending balance, September 30, 2021	35,465,167	$355	$9,827,397	$(11,048,424)	$2,521,408	$1,300,736

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Condensed consolidated statements of cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$7,560,854	$(10,454,610)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain (loss) on change in fair value of derivative liabilities	(11,639,599)	9,293,825
Loss on settlement of debt	1,039,132	1,278,998
Amortization of discounts on convertible debentures and loans payable	2,388,434	324,465
Amortization of premiums on convertible debentures and loans payable to related parties	(1,031,353)	(451,217)
Depreciation and amortization	686,449	218,664
Amortization of operating lease right-of-use assets	115,496	78,273
Stock compensation	929,976	768,582
Gain on PPP loan forgiveness	(2,000,000)	(873,734)
Initial derivative expense	11,000	-
Gain on disposal of JTM	(919,873)	-
Gain on settlement of warrant	-	127,973
Changes in operating assets and liabilities:
Accounts receivable	(780,128)	(2,024,131)
Contract assets	-	(434,697)
Prepaid expenses and other current assets	(654,469)	(82,508)
Other assets	-	(744,867)
Accounts payable and accrued liabilities	2,950,358	(996,919)
Contract liabilities	1,711,592	859,956
Operating lease liabilities	(131,524)	(81,506)
Net cash provided by (used in) operating activities of continuing operations	236,345	(3,193,453)
Net cash provided by (used in) operating activities of discontinued operations	128,487	(1,053,888)
Net cash provided by (used in) operating activities	364,832	(4,247,341)

Cash flows from investing activities:
Purchase of equipment	(36,319)	(66,292)
Cash received in connection with disposal of JTM	400,000	-
Cash acquired in reverse acquisition	-	2,155,707
Net cash provided by investing activities	363,681	2,089,415

Cash flows from financing activities:
Proceeds from related party advances	380,000	-
Repayments of related party advances	(380,000)	-
Proceeds from loans payable	1,454,965	-
Repayments of loans payable	(2,330,657)	(34,014)
Proceeds from convertible debentures	500,000	-
Repayments of convertible debentures	-	(94,260)
Proceeds from factor financing	21,702,619	5,030,874
Repayments of factor financing	(21,705,373)	(4,594,911)
Release of restricted cash	-	2,000,000
Proceeds from Cares Act loans	-	873,465
Net cash (used in) provided by financing activities of continuing operations	(378,446)	3,181,154
Net cash used in financing activities of discontinued operations	-	(6,181)
Net cash (used in) provided by financing activities	(378,446)	3,174,973

Net increase in cash	350,067	1,017,047

Cash, beginning of period	508,395	184,677

Cash, end of period	$858,462	$1,201,724

Supplemental disclosures of cash flow information:
Cash paid for interest	$362,860	$6,758
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$2,150,781	$530,250
Common stock issued for conversion of Series D preferred stock	$258,079	$-
Receivable from JTM disposition	$125,000	$-
Original issue discounts on loans payable	$645,035	$-
Common stock issued for conversion of Series A preferred stock	$-	$209,016
Common stock issued upon cashless exercise of warrants	$-	$5,072
Common stock issued for conversion of warrants	$-	$18,602
Related party note issued	$-	$100,000
Convertible debentures issued	$-	$250,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Notes to the unaudited condensed consolidated financial statements

September 30, 2022

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 was $74,881.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and nine months ended September 30, 2022 and 2021.

Intangible Assets

At September 30, 2022 and December 31, 2021, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and nine months ended September 30, 2022 and 2021.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and nine months ended September 30, 2022 and 2021.

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

The Company follows the guidance set forth within ASC 740, “Income Taxes” which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC 740 also provides guidance on de-recognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

Prior to 2021, the Company had elected to be treated as a Subchapter S Corporation for income tax purposes, and as such recognized no income tax liability or benefit.

Revenue Recognition

The Company recognizes revenue based on the five criteria for revenue recognition established under ASC 606, “Revenue from Contracts with Customers”: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Fixed-price	$8,386,661	$4,459,932	$22,841,140	$9,758,361
Time-and-materials	5,123,788	4,374,768	17,077,358	5,947,852
Total	$13,510,449	$8,834,700	$39,918,498	$15,706,213

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At September 30, 2022 and December 31, 2021 did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At September 30, 2022 and December 31, 2021, contract liabilities totaled $2,345,363 and $633,771, respectively.

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

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07.

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

Income (Loss) per Share

The Company computes (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted (loss) per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of September 30, 2022 and December 31, 2021, respectively, the Company had 155,395,136 and 133,801,817 common stock equivalents outstanding. As of September 30, 2022, 33,100,158 of the common stock equivalents were dilutive.

Leases

The Company adopted ASC 842, “Leases” on January 1, 2019.

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

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company generated losses in 2021 and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the nine months ended September 30, 2022, the Company had an operating loss of $3,965,585, cash flows provided by operations of $364,832, and a working capital deficit of $10,496,013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of September 30, 2022, ADEX had $10,000 of PPP loans outstanding from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of September 30, 2022, HWN and ADEX had cash balances in excess of provided insurance of $97,481 and $76,819, respectively.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2022, one customer accounted for 27% of consolidated revenues for the period. In addition, amounts due from this customer represented 27% of trade accounts receivable as of September 30, 2022. For the nine months ended September 30, 2021, two customers 22% and 19%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 11%, and 9%, respectively, of trade accounts receivable as of September 30, 2021. Three other customers accounted for 20%, 15%, and 13%, respectively, of trade accounts receivable as of September 30, 2021.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 95% of consolidated revenues for the nine months ended September 30, 2022. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 5% of consolidated revenues for the nine months ended September 30, 2022. Revenues generated within the domestic United States of America accounted for approximately 96% of consolidated revenues for the nine months ended September 30, 2021. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 4% of consolidated revenues for the nine months ended September 30, 2021.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2022 or the year ended December 31, 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 and December 31, 2021 consisted of the following:

	Total fair value at September 30, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$3,948,842	$-	$-	$3,948,842

	Total fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$15,528,339	$-	$-	$15,528,339

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2022 and December 31, 2021, the Company had a derivative liability of $3,948,842 and $15,528,339, respectively.

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

3. Disposal of Subsidiary

On February 15, 2022, High Wire sold its 50% interest in JTM for $525,000, to be paid with an initial payment of $200,000 and thirteen monthly payments of $25,000. As of September 30, 2022, cash of $400,000 had been received, and five monthly payments totaling $125,000 remain outstanding. This amount is included within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The Company considered whether or not this transaction would cause JTM to qualify for discontinued operations treatment. The Company determined that the sale of JTM qualifies for discontinued operations treatment as of December 31, 2021 due to the size of JTM’s operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on disposal of subsidiary of $919,873 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022. This amount is included within loss on discontinued operations, net of tax on the unaudited condensed consolidated statement of operations.

4. Property and Equipment

Property and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30	December 31
	2022	2021
Computers and office equipment	$167,767	$141,100
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	451,238	442,238
Machinery and equipment	838,800	838,800
Total	1,475,856	1,440,189

Less: accumulated depreciation	(258,518)	(160,674)
Equipment, net	$1,217,338	$1,279,515

During the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $98,496 and $92,883, respectively.

5. Intangible Assets

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at September 30, 2022	Net carrying value at December 31, 2021
Customer relationship and lists	$9,987,573	$(1,283,747)	$-	$8,703,826	$9,116,803
Trade names	2,866,456	(528,467)	-	2,337,989	2,513,265
Total intangible assets	$12,854,029	$(1,812,214)	$-	$11,041,815	$11,630,068

During the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense of $587,953 and $125,781, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2022	$196,451
2023	785,805
2024	785,805
2025	785,805
2026	785,805
Thereafter	7,702,144
Total	$11,041,815

6. Related Party Transactions

Loans Payable to Related Parties

As of September 30, 2022 and December 31, 2021, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2022	2021
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures August 31, 2022, debt premium of $0 and $988,917, respectively	$209,031	$1,342,949
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	100,000	100,000
Total	$309,031	$1,442,949

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

During the nine months ended September 30, 2022, the holder of the note converted $145,000 of principal into shares of the Company’s common stock. As a result of this conversion, the Company recorded a loss on settlement of debt of $217,258 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022, the Company recorded $247,230 and $988,917, respectively, of amortization of premium to the unaudited condensed consolidated statement of operations.

On September 30, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to October 31, 2022. The terms of the note were unchanged.

As of September 30, 2022, the Company owed $209,031 pursuant to this agreement.

On October 31, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to November 30, 2022. The terms of the note were unchanged (refer to Note 19, Subsequent Events, for additional detail).

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

As of September 30, 2022, the Company owed $100,000 pursuant to this agreement.

Related party advance from Mark Porter

On September 28, 2022, Mark Porter advanced $225,000 to the Company. In exchange for the advance, the Company agreed to pay guaranteed interest of 15%.

On September 30, 2022, the Company fully repaid the $225,000 advance. The total payment of $258,750 included the guaranteed interest of $33,750.

Related party advances from Stephen LaMarche

On May 6, 2022, Stephen LaMarche advanced $100,000 to the Company. In exchange for the advance, the Company agreed to pay guaranteed interest of 25%.

Between June 10, 2022 and September 30, 2022, the Company fully repaid the $100,000 advance. The total payments of $125,000 included the guaranteed interest of 25%.

On September 28, 2022, Stephen LaMarche advanced $55,000 to the Company. In exchange for the advance, the Company agreed to pay guaranteed interest of 15%.

On September 30, 2022, the Company fully repaid the $55,000 advance. The total payment of $63,250 included the guaranteed interest of $8,250.

7. Loans Payable

As of September 30, 2022 and December 31, 2021, the Company had outstanding the following loans payable:

	September 30,	December 31,
	2022	2021
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$260,412	$304,187
Promissory note issued to Dominion Capital, LLC, 10% interest, unsecured, matures on September 30, 2022	1,062,735	1,552,500
Future receivables financing agreement with TVT 2.0, LLC, non-interest bearing, matures May 24, 2023, net of debt discount of $333,715	1,153,786	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $191,371	-	754,575
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $47,843	-	188,644
EIDL Loan, 3.75% interest, matures October 12, 2050	147,100	149,284
CARES Act Loans	10,000	2,010,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Total	$2,851,433	$5,176,590

Less: Current portion of loans payable, net of debt discount	(2,496,508)	(2,773,621)

Loans payable, net of current portion	$354,925	$2,402,969

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

During the nine months ended September 30, 2022, the Company made cash payments for principal of $43,774.

As of September 30, 2022, the Company owed $260,412 pursuant to this agreement.

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

During the nine months ended September 30, 2022, the Company paid $945,946 of the original balance under the agreement. As a result of these payments, the amount owed at September 30, 2022 was $0.

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

During the nine months ended September 30, 2022, the Company paid $236,486 of the original balance under the agreement. As a result of these payments, the amount owed at September 30, 2022 was $0.

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

During the nine months ended September 30, 2022, the Company paid $612,500 of the original balance under the agreement.

At September 30, 2022, the Company owed $1,487,500 pursuant to this agreement and will record accretion equal to the debt discount of $333,715 over the remaining term of the note.

Promissory note issued to Dominion Capital, LLC, 10% interest, unsecured, matures on September 30, 2022

On November 4, 2021, in connection with the 2021 acquisition of SVC, the Company assumed SVC’s promissory note issued to Dominion Capital, LLC. The note was originally issued on March 31, 2021 in the principal amount of $2,750,000. As of November 4, 2021, $1,650,000 remained outstanding. The note bears interest at a rate of 10% per annum and the maturity date is February 15, 2023.

During the period of November 4, 2021 through December 31, 2021, the Company made cash payments of $255,000.

During the nine months ended September 30, 2022, the Company made cash payments of $489,765.

As of September 30, 2022, the Company owed $1,062,735 pursuant to this agreement.

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

As of September 30, 2022, the Company owed $217,400 pursuant to this agreement.

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

During the nine months ended September 30, 2022, the Company made cash payments of $2,184.

As of September 30, 2022, the Company owed $147,100 pursuant to this agreement.

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

On March 1, 2022, ADEX received approval for forgiveness of its $2,000,000 CARES Act Loan. The Company recorded a gain on PPP loan forgiveness of $2,000,000 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022.

As of September 30, 2022, the aggregate balance of these loans was $10,000 and is included in loans payable on the unaudited condensed consolidated balance sheets.

8. Convertible Debentures

As of September 30, 2022 and December 31, 2021, the Company had outstanding the following convertible debentures:

	September 30,	December 31,
	2022	2021
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	$21,453	$200,000
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $0 and $117,556, respectively	289,473	171,918
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $0 and $148,173, respectively	352,105	203,932
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures August 31, 2022, debt premium of $0 and $42,435, respectively	23,894	66,329
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $834,785 and $2,223,975, respectively	915,215	276,025
Convertible promissory note, Cobra Equities SPV, LLC, 9.9% interest, senior secured, matures December 29, 2023	750,000	-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	2,750,000	2,750,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023, net of debt discount of $317,017	182,983	-
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	-	125,680
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	-	89,047
Total	5,535,123	4,132,931

Less: Current portion of convertible debentures, net of debt discount/premium	(3,407,587)	(3,924,557)

Convertible debentures, net of current portion, net of debt discount	$2,127,536	$208,374

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

During the nine months ended September 30, 2022, the holder of the note converted $178,547 of principal and $36,296 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail).

The Company owed $21,453 as of September 30, 2022.

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

During the period of September 23, 2021 through December 31, 2021, the holder of the note converted $146,942 of principal and $112,700 of accrued interest into shares of the Company’s common stock

During the nine months ended September 30, 2022, the holder of the note converted $89,047 of principal and $2,281 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the outstanding balance was $0 as of September 30, 2022.

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

Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand

On September 23, 2021, the holder of the note described in the “Convertible promissory note, SCS Capital Partners, LLC, 10% interest, secured, matures December 31, 2021” section of this note assigned the note to Cobra Equities SPV, LLC. The interest on the outstanding principal due under the note accrued at a rate of 10% per annum. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.04 per share. In any event of default, the note was convertible at the alternate conversion price of 45% of the lowest traded price for the previous 20 consecutive trading days prior to the conversion date.

The note matured on December 31, 2021 and was due on demand.

During the nine months ended September 30, 2022, the holder of the note converted $125,680 of principal and $22,613 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the outstanding balance was $0 as of September 30, 2022.

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

During the nine months ended September 30, 2022, the holder of the note converted $60,000 of accrued interest into shares of the Company’s common stock, $46,358 of which was related to Tranche 1 (refer to Note 11, Common Stock, for additional detail).

As of September 30, 2022, the Company owed $289,474 pursuant to this agreement.

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

During the nine months ended September 30, 2022, the holder of the note converted $60,000 of accrued interest into shares of the Company’s common stock, $13,642 of which was related to Tranche 2 (refer to Note 11, Common Stock, for additional detail).

As of September 30, 2022, the Company owed $352,105 pursuant to this agreement.

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

As of September 30, 2022, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, James Marsh, 6% interest, unsecured, due on demand

On June 15, 2021 the Company issued to James Marsh an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

The interest on the outstanding principal due under the note accrues at a rate of 6% per annum. All principal and accrued but unpaid interest under the note are due on September 15, 2021. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.075 per share.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging.”

On September 15, 2021, this note matured and is now due on demand. Additionally, the interest rate increased to 18% per annum.

As of September 30, 2022, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note are due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note has a conversion premium of $58,349, and the fair value of the note is $19,000.

For the three and nine months ended September 30, 2022, the Company recorded $10,609 and $42,435, respectively, of amortization of premium to the unaudited condensed consolidated statement of operations.

On September 30, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to December 31, 2022. The terms of the note were unchanged.

As of September 30, 2022, the Company owed $23,894 pursuant to this agreement.

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

On April 1, 2022, Dominion Capital, LLC assigned $750,000 of principal of its convertible promissory note from the Company to Cobra Equities SPV, LLC. The terms of the note remain the same.

As of September 30, 2022, the Company owed $1,750,000 pursuant to this agreement and will record accretion equal to the debt discount of $834,785 over the remaining term of the note.

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

As of September 30, 2022, the Company owed $750,000 pursuant to this agreement.

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

On April 11, 2022, the Mark Munro 1996 charitable Remainder Unitrust amended the terms of the Company’s convertible promissory note payable. The note maturity was amended from September 30, 2022 to April 30, 2024. Payment terms were also amended, and no payments are due until October 1, 2022. All other terms of the note remain the same. The amendment was accounted for as a debt modification. As a result, a loss on settlement of debt of $689,000 was recorded on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022.

On September 30, 2022, the holder of the note agreed to defer payment due under the note to October 30, 2022. In exchange, the Company paid a fee of $5,000. Additionally, interest will accrue at a rate of 18% per annum until the note is current on payments.

As of September 30, 2022, the Company owed $2,750,000 pursuant to this agreement.

Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023

On May 11, 2022, the Company issued to FJ Vulis and Associates LLC a secured convertible redeemable note in the aggregate principal amount of $500,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All principal and accrued but unpaid interest under the note are due on May 11, 2023. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.065 per share. In any event of default, or if the Company’s common stock has a closing price of less than $0.013 per share, the fixed price is removed.

The embedded conversion option and warrant qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $511,000 resulted in a debt discount of $500,000 and an initial derivative expense of $11,000.

As of September 30, 2022, the Company owed $500,000 pursuant to this agreement and will record accretion equal to the debt discount of $317,017 over the remaining term of the note.

On October 28, 2022, the Company executed an agreement with FJ Vulis and Associates, LLC whereby FJ Vulis and Associates, LLC agreed to extend its option to call for payment of the principal amount and accrued interest of its convertible debenture from November 7, 2022 to December 22, 2022 (refer to Note 19, Subsequent Events, for additional detail).

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

During the nine months ended September 30, 2022, the Company paid $620,519 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the period of June 16, 2021 through December 31, 2021, the Company received an aggregate of $10,678,029 and repaid an aggregate of $9,259,775.

During the nine months ended September 30, 2022, the Company received an aggregate of $21,702,619 and repaid an aggregate of $21,705,373.

The Company owed $3,384,316 under the agreement as of September 30, 2022.

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of September 30, 2022, the derivative liability balance of $3,948,842 was comprised of $3,623,924 of derivatives related to the Company’s convertible debentures, and $324,918 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2021, the derivative liability balance of $15,528,339 was comprised of $14,050,806 of derivatives related to the Company’s convertible debentures, and $1,477,533 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022:

September 30,
2022
Balance at the beginning of the period	$15,528,339
Change in fair value of embedded conversion option	(11,639,599)
Conversion of derivative liability	(1,139,898)
Initial value of derivatives upon issuance	511,000
Effect of debt modification	689,000
Total	3,948,842

Less: Current portion of derivative liabilities*	(2,700,590)

Derivative liabilities, net of current portion*	$1,248,252

*	The current and long-term breakout of derivatives liabilities is based on the current and long-term breakout of the associated convertible debentures.

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 30, 2022	110 - 199%	3.33 - 4.22%	0%	0.25 - 2.21
At December 31, 2021	110 - 257%	0.06 - 0.97%	0%	0.25 - 2.95

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

On July 5, 2022, the Company issued 1,350,763 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $29,000 of principal and $2,000 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $85,098.

On July 29, 2022, the Company issued 1,107,367 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $25,000 of principal and $613 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $161,676.

On September 6, 2022, the Company issued 1,392,663 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $28,547 of principal and $36,295 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $107,235.

On September 21, 2022, the Company issued 1,200,000 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $60,000 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $116,640.

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

As of September 30, 2022, the fair value of the Series A Preferred Stock was $619,229. This amount is recorded within mezzanine equity on the consolidated balance sheets.

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

As of September 30, 2022, the fair value of the Series D Preferred Stock was $6,400,377. This amount is recorded within mezzanine equity on the consolidated balance sheets.

On October 11, 2022, Mark Porter assigned shares of Series D preferred stock to a third party, who then converted the shares into shares of the Company’s common stock (refer to Note 19, Subsequent Events, for additional detail).

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

As of September 30, 2022, the fair value of the Series E Preferred Stock was $6,313,817. This amount is recorded within mezzanine equity on the consolidated balance sheets.

13. Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $324,918 as of September 30, 2022. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of September 30, 2022 was 2.1 years. The weighted-average remaining life on the stock options as of September 30, 2022 was 4.0 years. With the exception of those issued during February and June 2021, the stock options outstanding at September 30, 2022 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2021 through September 30, 2022:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	6,002,500	$0.50	$-
Granted	-	-
Exercised	-	-
Expired/forfeited	(2,500)	30.00
Outstanding at September 30, 2022	6,000,000	$0.48	$-
Exercisable at September 30, 2022	6,000,000	$0.48	$-

As of September 30, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
5,400,000	0.50	11/3/2021	11/3/2024	2.10
200,000	0.25	12/14/2021	12/14/2024	2.21
400,000	0.25	12/14/2021	12/14/2024	2.21
6,000,000

The following table summarizes the activity of stock options for the period of December 31, 2021 through September 30, 2022:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	10,844,239	$0.29	$-
Issued	1,701,080	0.10
Exercised	-	-
Cancelled/expired/forfeited	(339,277)	0.25
Outstanding at September 30, 2022	12,206,042	$0.26	$-
Exercisable at September 30, 2022	6,964,460	$0.28	$-

As of September 30, 2022, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	3.40
3,318,584	0.25	6/16/2021	6/16/2026	3.71
100,603	0.25	8/11/2021	8/11/2026	3.87
5,939,191	0.25	8/18/2021	8/18/2026	3.88
185,254	0.54	11/3/2021	11/3/2026	4.10
120,128	0.19	3/21/2022	3/21/2027	4.47
95,238	0.11	5/16/2022	5/16/2027	4.63
1,485,714	0.09	9/28/2022	9/28/2027	5.00
12,206,042

The remaining stock-based compensation expense on unvested stock options was $475,339 as of September 30, 2022.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Operating lease assets	$111,636	$227,132

Operating lease liabilities:
Current operating lease liabilities	137,445	142,925
Long term operating lease liabilities	-	126,044
Total operating lease liabilities	$137,445	$268,969

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2022, the Company recognized operating lease expense of $50,566 and $161,871, respectively. During the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $55,652 and $105,924, respectively. Operating lease costs are included within selling, administrative and other expenses on the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, short-term lease costs were $15,877 and $47,631, respectively. During the three and nine months ended September 30, 2021, short-term lease costs were $15,877 and $18,523, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $53,031 and $159,408, respectively, for the three and nine months ended September 30, 2022. Cash paid amounts included in the measurement of operating lease liabilities were $51,752 and $102,148, respectively, for the three and nine months ended September 30, 2021. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2022, the Company reduced its operating lease liabilities by $46,310 and $131,524, respectively, for cash paid. During the three and nine months ended September 30, 2021, the Company reduced its operating lease liabilities by $36,014 and $79,786, respectively, for cash paid.

The operating lease liabilities as of September 30, 2022 reflect a weighted average discount rate of 15%. The weighted average remaining term of the leases is 1.0 year. Remaining lease payments as of September 30, 2022 are as follows:

Year ending December 31,
2022	$48,359
2023	96,839
Total lease payments	145,198
Less: imputed interest	(7,753)
Total	$137,445

15. Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and nine months ended September 30, 2022 and 2021).

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

On December 16, 2021, a former employee filed a lawsuit against the Company and its Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, the Company filed a response and counterclaim against the former employee. Mediation is not currently scheduled and we are waiting for a date if an agreement cannot be reached. The Company believes it will prevail and has not recorded a loss contingency as of September 30, 2022.

16. Segment Disclosures

During the three and nine months ended September 30, 2022 and 2021, the Company had two operating segments including:

●	Technology, which is comprised of the ADEX Entities, AWS PR, SVC, Tropical, and HWN.

●	High Wire, which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three and nine months ended September 30, 2022 is presented below:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$13,510,449	$13,510,449	$-	$39,918,498	$39,918,498
Operating loss	(973,311)	(588,675)	(1,561,986)	(3,062,654)	(902,931)	(3,965,585)
Interest expense	99,358	86,778	186,136	596,613	176,498	773,111
Depreciation and amortization	-	229,577	229,577	-	686,449	686,449
Total assets as of September 30, 2022	759,649	44,080,671	44,840,320	759,649	44,080,671	44,840,320

Geographic information as of and for the nine months ended September 30, 2022 is presented below:

	Revenues
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Long-lived Assets as of September 30, 2022

Puerto Rico and Canada	$445,137	$1,798,653	$8,754
United States	13,065,312	38,119,845	34,058,075
Consolidated total	13,510,449	39,918,498	34,066,829

Financial statement information by operating segment for the three and nine months ended September 30, 2021 is presented below:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$8,834,700	$8,834,700	$-	$15,706,213	$15,706,213
Operating loss	(625,679)	(702,975)	(1,328,654)	(1,416,012)	(1,620,479)	(3,036,491)
Interest expense	226,656	47,822	274,478	239,318	137,571	376,889
Depreciation and amortization	-	145,258	145,258	-	218,664	218,664
Total assets as of December 31, 2021	506,835	43,314,747	43,821,582	506,835	43,314,747	43,821,582

Geographic information as of December 31, 2021 and for the nine months ended September 30, 2021 is presented below:

	Revenues
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Long-lived Assets as of December 31, 2021

Puerto Rico and Canada	$540,559	$645,720	$11,082
United States	8,294,141	15,060,493	34,821,673
Consolidated total	8,834,700	15,706,213	34,832,755

17. Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(2,761,736)	$(9,277,932)	$7,560,854	$(11,363,994)

Denominator
Weighted average common shares outstanding, basic	59,838,000	30,430,138	54,728,992	11,773,958
Effect of dilutive securities	-	-	33,100,158	-
Weighted average common shares outstanding, diluted	59,838,000	30,430,138	87,829,150	11,773,958

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.05)	$(0.31)	$0.12	$(1.04)
Net income from discontinued operations, net of taxes	$-	$0.00	$0.01	$0.08
Net (loss) income per share	$(0.05)	$(0.30)	$0.14	$(0.97)

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.05)	$(0.31)	$0.08	$(1.04)
Net income from discontinued operations, net of taxes	$-	$0.00	$0.01	$0.08
Net (loss) income per share	$(0.05)	$(0.30)	$0.09	$(0.97)

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

The results of operations of JTM have been included within net income from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

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

The following table shows the statements of operations for the Company’s discontinued operations for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$-	$2,533,333	$132,033	$8,529,724

Operating expenses:
Cost of revenues	-	2,033,465	298,384	6,219,346
Depreciation and amortization	-	5,102	-	37,346
Salaries and wages	-	98,763	32,666	259,470
General and administrative	-	166,816	57,957	444,706
Total operating expenses	-	2,304,146	389,007	6,960,868

(Loss) income from operations	-	229,187	(256,974)	1,568,856

Other income:
Gain on disposal of subsidiary	-	-	919,873	-
Interest expense	-	(3,090)	-	(3,090)
PPP loan forgiveness	-	-	-	250,800
Other income	-	2,200	-	2,200
Total other income	-	(890)	919,873	249,910

Pre-tax income from operations	-	228,297	662,899	1,818,766

Provision for income taxes	-	-	-	-

Net income from discontinued operations, net of tax	$-	$228,297	$662,899	$1,818,766

19. Subsequent Events

Assignment of Series D preferred stock

On October 11, 2022, Mark Porter assigned 25 shares of Series D preferred stock to FJ Vulis and Associates, LLC.

Issuance of Shares Pursuant to Conversion of Series D Preferred Stock

On October 11, 2022, the Company issued 1,179,245 shares of common stock to FJ Vulis and Associates, LLC upon the conversion of 25 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $258,080, which was the carrying value of the Series D preferred converted.

Convertible Note Payment Extension Agreement – FJ Vulis and Associates, LLC

On October 28, 2022, the Company executed an agreement with FJ Vulis and Associates, LLC whereby FJ Vulis and Associates, LLC agreed to extend its option to call for payment of the principal amount and accrued interest of its convertible debenture from November 7, 2022 to December 22, 2022. In exchange, the Company agreement to pay FJ Vulis and Associates $80,000. This amount was made up of $60,000 for the note’s guaranteed interest and a $20,000 for a one-time extension fee.

Convertible Note Payment Extension Agreement – Keith Hayter

On October 31, 2022, the Company and Keith Hayter mutually agreed to extend the maturity date of the outstanding convertible promissory note to November 30, 2022. The terms of the note were unchanged.

Issuance of shares pursuant to a Cobra Equities SPV, LLC convertible debenture

On November 11, 2022, the Company issued 2,000,000 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $60,000 of principal and $40,000 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures.

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

HWN, Inc. incorporated in Delaware on January 20, 2017. Our principal offices are located at 30 North Lincoln Street, Batavia, Illinois 60510. Our telephone number is (952) 974-4000. We are a global provider of managed security, professional services and commercial/industrial electrical solutions delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

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

Results of Operations for the Three-Month Periods Ended September 30, 2022 and 2021

Our operating results for the three-month periods ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Difference

Revenues	$13,510,449	$8,834,700	$4,675,749
Operating expenses	15,072,435	10,163,354	4,909,081
Loss from operation	(1,561,986)	(1,328,654)	(233,332)
Total other income (expense)	(1,199,750)	(8,063,426)	6,863,676
Net income from discontinued operations, net of taxes	-	228,297	(228,297)
Net income from discontinued operations attributable to noncontrolling interest	-	(114,149)	114,149
Net income (loss) attributable to common stockholders	(2,761,736)	(9,277,932)	6,516,196

Revenues

Our revenue increased from $8,834,700 for the three months ended September 30, 2021 to $13,510,449 for the three months ended September 30, 2022. The increase is primarily related to increased sales for ADEX, which totaled $7,042,880 for the three months ended September 30, 2022, an increase of $2,357,693 from a total of $4,685,187 for the three months ended September 30, 2021, and the addition of SVC, which accounted for $1,480,772 in revenue for the three months ended September 30, 2022. SVC was acquired after the third quarter of 2021.

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

Operating Expenses

During the three months ended September 30, 2022, our operating expenses were $15,072,435, compared to operating expenses of $10,163,354 for the same period of 2021. The increase of $4,909,081 is primarily related to a $3,237,337 increase in cost of revenues as a result of the increase in revenue discussed above, combined with a $1,395,031 increase in salaries and wages.

Other Income (Expense)

During the three months ended September 30, 2022, we had other expense of $1,199,750, compared to other expense of $8,063,426 for the same period of 2021. The change of $6,863,676 is primarily related to a loss on change in fair value of derivatives of $352,703 during the three months ended September 30, 2022, compared to a loss on change in fair value of derivatives of $7,717,510 during the three months ended September 30, 2021. Additionally, the loss on settlement of debt was $132,874 during the three months ended September 30, 2022, compared to a loss of $1,151,355 during the same period of 2021. These gains were partially offset by a gain on PPP loan forgiveness and management fee income of $873,734, and $303,147, respectively, during the nine months ended September 30, 2021.

Net Income (Loss)

For the three months ended September 30, 2022, we had net income attributable to High Wire Networks, Inc. common shareholders of $2,761,736, compared to a net loss of $9,392,080 in the same period of 2021.

Results of Operations for the Nine-Month Periods Ended September 30, 2022 and 2021

Our operating results for the nine-month periods ended September 30, 2022 and 2021 are summarized as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Difference

Revenues	$39,918,498	$15,706,213	$24,212,285
Operating expenses	43,884,083	18,742,704	25,141,379
Loss from operation	(3,965,585)	(3,036,491)	(929,094)
Total other income (expense)	10,735,053	(9,236,885)	19,971,938
Net income from discontinued operations, net of taxes	662,899	1,818,766	(1,155,867)
Net income from discontinued operations attributable to noncontrolling interest	128,487	(909,384)	1,037,871
Net income (loss) attributable to common stockholders	7,560,854	(11,363,994)	18,924,848

Revenues

Our revenue increased from $15,706,213 for the nine months ended September 30, 2021 to $39,918,498 for the nine months ended September 30, 2022. The increase is primarily related to a full nine months of revenue for the High Wire entities and the addition of SVC, which accounted for $23,554,371 and $5,210,450, respectively, in revenue for the nine months ended September 30, 2022. The High Wire entities were acquired during June 2021 and had $6,463,170 of revenue during the nine months ended September 30, 2021, while SVC was acquired after the third quarter of 2021.

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

Operating Expenses

During the nine months ended September 30, 2022, our operating expenses were $43,884,083, compared to operating expenses of $18,742,704 for the same period of 2021. The increase of $25,141,379 is primarily related to a $18,105,187 increase in cost of revenues as a result of the increase in revenue discussed above, combined with $3,121,417 and $3,446,990 increases in salaries and wages and general and administrative expenses, respectively.

Other Income (Expense)

During the nine months ended September 30, 2022, we had other income of $10,735,053, compared to other expense of $9,236,885 for the same period of 2021. The change of $19,971,938 is primarily related to a gain on change in fair value of derivatives and gain on PPP loan forgiveness of $11,639,599 and $2,000,000, respectively, during the nine months ended September 30, 2022. These gains were partially offset by amortization of discounts on convertible debentures and loans payable, loss on settlement of debt, and interest expense of $2,388,434, $1,039,132, and $7,773,111, respectively, during the nine months ended September 30, 2022.

Net Income (Loss)

For the nine months ended September 30, 2022, we had net income attributable to High Wire Networks, Inc. common shareholders of $7,560,854, compared to a net loss of $11,363,994 in the same period of 2021.

Cash Flows

	Nine months ended September 30,
	2022	2021

Net cash provided by (used in) operating activities	$364,832	$(4,247,341)
Net cash provided by (used in) investing activities	$363,681	$2,089,415
Net cash used in financing activities	$(378,446)	$3,174,973
Change in cash	$350,067	$1,017,047

For the nine months ended September 30, 2022, cash increased $350,067, compared to an increase in cash of $1,017,047 for the same period of 2021. The net income of $7,560,854 was partially offset by the gain in change in fair value of derivative liabilities of $11,639,599, gain on PPP loan forgiveness of $2,000,000, and gain on disposal of subsidiary of $919,873.

As of September 30, 2022, we had cash of $858,462 compared to $508,395 as of December 31, 2021.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2021, a former employee filed a lawsuit against us and our Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, we filed a response and counterclaim against the former employee. We believe we will prevail and have not recorded a loss contingency as of September 30, 2022.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2022, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On July 5, 2022, we issued 1,350,763 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $29,000 of principal and $2,000 of accrued interest pursuant to a convertible debenture.

On July 29, 2022, we issued 1,107,367 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $25,000 of principal and $613 of accrued interest pursuant to a convertible debenture.

On September 6, 2022, we issued 1,392,663 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $28,547 of principal and $36,295 of accrued interest pursuant to a convertible debenture.

On September 21, 2022, we issued 1,200,000 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $60,000 of accrued interest pursuant to a convertible debenture.

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

High Wire Networks, Inc.

Date: November 14, 2022	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: November 14, 2022	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer