Form 10-K
period 2022-12-31
HIGH WIRE NETWORKS, INC.
filed 2023-04-17
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2022 based on the closing sales price of the Common Stock as quoted on the OTCQB was $3,235,571. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 10, 2023, there were 227,783,332 shares of registrant’s common stock outstanding.

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

ITEM 1. BUSINESS

Business Overview

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN”) was incorporated in Delaware on January 20, 2017. HWN is a global provider of managed cybersecurity, managed networks, and tech enabled professional services delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment. HWN has continuously operated under the High Wire Networks brand for 23 years.

HWN and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owned 50% of JTM. On February 15, 2022, HWN sold its 50% interest in JTM.

On June 16, 2021, we completed a merger with Spectrum Global Solutions, Inc. On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. (“High Wire”). The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”). For accounting purposes, HWN is the surviving entity. On March 6, 2023, HWN divested the ADEX Entities.

On November 4, 2021, we closed on the acquisition of Secure Voice Corp (“SVC”). The closing of the acquisition was facilitated by a senior secured promissory note which has been repaid.

Our AWS PR and Tropical subsidiaries are professional services organizations that deliver services for Enterprise clients as well as wireline and wireless carriers. These subsidiaries are operated as part of our Technology segment. Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers.

We provide the following categories of offerings to our customers:

●	Security: High Wire’s award-winning Overwatch Managed Security offers organizations end-to-end protection for networks, data, endpoints, and users via multiyear recurring revenue contracts in this fast-growing technology segment. This segment is nearly 100% recurring revenue with multi-year contracts. Overwatch delivers services through Managed Service Providers (MSPs), strategic partnerships and alliances, Value Added Resellers (VARs), Distributors, and Network Service Providers.

●	Technology Solutions: We provide technology enabled professional and managed services for a wide array of clients exclusively through our channel partner relationships with the largest technology companies in the world. We deliver in the Enterprise, Wireline Carrier, Wireless Carrier, Network Backbone Carriers, State and Local Government, Federal Government, and Data Center market segments. We deliver services for most of the Fortune 500 alongside our channel partners. We deliver a wide array of services across a wide variety of technologies that include Wi-Fi, networking, SD-WAN, Distributed Antenna Systems, Wireless Carrier Networking, Fiber Backhaul, and many more. We provide planning, installation, project management, and ongoing support for break/fix services. We operate 24/7/365 around the world. We leverage our own technology platform, Workview, to deliver these services cost effectively and in a highly efficient and scalable manner.

Our Technology Solutions division is supported by our subsidiaries: HWN, Inc.; AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”); and SVC.

Our Operating Units

Our company is comprised of the following:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and our SVC revenue.

●	Technology Solutions: The Technology Solutions group is all service and project revenue generally globally by HWN, Tropical, and AWS PR. These business perform professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

Our Industry

As technology evolves, the demand for more robust networks, faster speeds, better experiences, and protection from the ever-evolving cyber threat landscape continues to grow at a robust pace. This demand has been compounded by the global COVID-19 pandemic and the rapid transition to “work from home” for large swaths of the global workforce. Remote learning, remote video meetings, collaboration software, increased email volumes, all have transformed the way we share information, and created strain on the way business used to be done. Nearly two years later, the technology demands are yet again changing as businesses are calling staff back to the office and needing to refresh, redesign, and secure their networks. Next generation networks rely on cloud, on-premise, and remote work models, which brings new complexity and requires new strategies to defend this ever expanding attack surface.

With the rapid proliferation of device connectivity and the transition of the workforce to remote or hybrid, the demands on Enterprise networks and all traditional networks have shifted. Cyber security risks have proliferated right along with it. According to the IBM “Cost of Data Breach” report, the average cost of a data breach in the United States is now $9.4 million, 113% higher than the global average for the 12th year in a row. Cyber risk is now something that every business is forced to address around the globe. Allianz Global and Specialty Report 2023 indicates that cyber incidents are the number one source of business disruption at 44% of reported claims. Closer to home, a patchwork of legislation has emerged in the United States with various states enacting different requirements for protection of sensitive data, networks, and adding duties to disclose. Congress has yet to enact federal laws mandating cyber security protections thus far, but there have been many discussions, task forces, and the Department of Defense has updated standards for private sector companies doing business with them.

Global Cyber Security spending is expected to reach $376 billion annually by 2029, a 13.9% CAGR according to Fortune Business Insighted (March ’22). Service Providers, Wireless Providers, and Managed Service Providers are all working at a feverish pace to keep up with emerging threats. There are over 4000 different “point” solutions on the market today. Most focused on a single part of the problem or “attack surface”. Traditional solutions require a lot of work to deploy, constant monitoring, and well-trained people to interpret the massive amounts of data they produce. This sets the stage for managed service solutions that meld best in breed tools together into a comprehensive solution, manage the solution 24x7x365, to detect and respond to threats.

High Wire Networks, Inc. was recently recognized by Frost and Sullivan in the 2023 Frost Radar: America’s Top Professional and Managed Cybersecurity Companies, as one of the top 12 companies in the Americas. This was based on a number of criteria around growth and innovation, ranking us amongst the largest and best companies in the industry. One of these criteria is identification and exploitation of mega trend opportunities in the space. Our Overwatch Managed Cybersecurity platform is built around an open ecosystem that is vendor and technology agnostic, and built for scale around extensive automation capabilities. Identifying that customers need vendors that can “meet them exactly where they are at” and truly operationalize cybersecurity for them in a way that they often cannot themselves, resonates with customers as they seek to better improve their security posture.

In 2020, companies around the world shifted their technology spend to rapidly enable work from home capabilities for their workforce in response to the COVID-19 pandemic. As the pandemic waned in late 2022, companies began revisiting their workforce needs and planning for significant return to the office migrations. Over those three years, infrastructure upgrades were infrequent or non-existent. Companies are confronted with the need for technology refresh deployments to replace or upgrade outdated infrastructure or infrastructure components that are no longer deemed secure. With the continued sprawl of business applications and cloud native operations, networking connectivity and security are front of mind and point to increased spending cycles for the foreseeable future.

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

Our Competitive Strengths

We believe our market advantage is our positioning as a trusted authority in the space and the long-term relationships, Master Service Agreements (MSAs), industry leading provider of solutions and a reputation and track record of our ability to perform with agility, quality on a seamless and flawless manner for our clients is key in our success to date. High Wire’s ability to provide a wide range of services in a turn-key integrated solution is critical to our clients. Our highly experienced and professional team provide such services as: Managed Services, Cyber security services, and high Technology Enabled Professional Services.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth opportunities:

●	A significant portion of our overall revenues are derived from multi-year recurring revenue contracts providing stability and predictable cash flow.

●	Established expertise in Cyber Security and manage services with over 230 established MSP channel partners

●	Established expertise as demonstrated by Frost and Sullivan in the 2023 Frost Radar as one of the Top 12 Professional and Managed Service Companies in the Americas.

●	Established operational expertise and channel partnerships with the largest technology resellers and channel partners in the world

Sample Customers

●	Technology Resellers such as Presido, Tech Data/Synnex, Worldwide Technologies, NWN Carousel, Sirius, Myriad 360, HPE-Aruba, and many more.

●	Long-Term Master Service Agreements (MSA) and Contracts: We have MSA’s and agreements with service providers, OEMs, software manufacturers, technology resellers, managed services providers, value added distributors and other clients. Our relationships with our customers and existing master service agreements position us to continue to capture existing and emerging opportunities, both domestically and internationally. We believe the barriers are extremely high for new entrants to obtain master service agreements with service providers and OEMs unless there are established relationships, proven ability to execute, national coverage and licensing, spotless safety records and broad and deep insurance coverage.

●	Proven Ability to Recruit, Manage and Retain High-Quality Personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where a shortage of highly skilled and experience personal is limited. This is often a key factor in our customers selecting High Wire Networks over our competitors. We believe that our highly skilled professionals with professional certifications gives us a competitive edge over our competitors as we continue to expand and meet our national and international clients needs across their entire service footprints.

●	Expansion of our recurring revenue streams through increased focus on managed services, cyber security services, and professional services programs that are multiple years in duration will increase client retention, grow margins, and make the business more predictable through uncertain economic cycles.

●	Increased value creation through continued expansion of our intellectual property (IP) and potential acquisition of additional IP.

●	Our sales organization has extensive expertise and deep industry relationships. Paired with an effective and efficient marketing message that drives new client acquisition, we believe they position us to compete very well.

●	Our highly experienced management team has deep industry knowledge and brings extensive combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Strong management team in place

●	Extensive automation capabilities in Managed Cyber Services enabling scalability at high margin

●	Competing in high growth markets

●	Global operational capabilities

●	Effective marketing and strong brand awareness in the industry

●	Vast expertise in technology domains

●	Top customers in the industry in every segment

●	Diverse customer base of nearly 500 channel partners across three different sales channels

●	Focused on high growth markets

●	Multiple data centers/clouds and intellectual property portfolio

Our Growth Strategy

●	Under our current management team we have developed a growth strategy based on a combination of organic growth and growth through operations. Our strategy is focused on building the business on high margin recurring revenue to drive long term sustainability. We have consolidated our sales and management team to leverage the strength of our clients and sell across the existing base. We will continue to focus on existing offerings while adding robust new capabilities.

●	We will continue to grow and expand our award winning, channel only Overwatch Managed Cyber Security platform. This service leverages our extensive expertise to prevent, detect, and respond to cyber threats 24x7x365. These services are in high demand around the world, and our platform is cutting edge.

●	Grow Revenues and Market Share through acquisition of recurring revenue in the highly fragmented managed services provider space without acquiring and integrating the entire business. This strategy is underpinned by our substantial investment in automation technologies which allow us to perform managed services with a fraction of the normal labor burden.

●	Aggressively Expand Our Organic Growth Initiatives around our Professional Services Business. Our customers have an extensive array of needs and business segments they serve. We will expand our offerings, skillsets, and geographic reach with our customers to support their clients. As we expand the breadth of our service offerings through both organic growth and selective acquisitions, we believe we have opportunities to expand revenues with our existing clients.

●	Expand Our Relationships with New Service Partners. We plan to capture and expand new relationships. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly acquired businesses, we will be positioned to offer more integrated end-to-end solutions and increase operating margins.

●	Expansion of Sales and Marketing. We believe that we can continue to expand our outside sales team, build an effective inside sales team, and provide additional momentum through marketing support and partner focused events.

Our Services

We provide award winning managed cyber security solutions, managed services, and wholesale communications exclusively through our channel partners around the world. We leverage state of the art cyber security tools to deliver these services. We have built out extensive data center/cloud infrastructure enabling our partners to provide concierge level security services and extend their value proposition to their own clients with a high degree of certainty. Our U.S. based Security Operations Center (SOC) provides SOC as a Service (SOCaaS) to manage all of the tools 24x7x365. Our cybersecurity operations are 100% U.S. based with no offshore presence, entirely provided by our own employees. Our open architecture ecosystem is vendor and technology agnostic and allows us to integrate and automate with a nearly limitless number of security tools and solutions.

Our Technology Services teams support the deployment of new networks and technologies, expand and maintain existing networks, as well as decommissioning obsolete legacy networks. We also design, install and maintain hardware solutions for the leading OEMs that support voice, data and optical networks. Our consulting and professional solutions to the service-provider and enterprise market in support of all facets of telecommunications and next-generation networks, including project management, network implementation, network installation, network upgrades, rebuilds, maintenance and consulting services. Our global certified professional services organization offers consulting, design, engineering, integration, implementation and ongoing support of all solutions offered by our company. We believe our ability to respond rapidly is a differentiating factor for national and international-based customers needing a broad range of our services and solutions.

Customers

On behalf of our clients, we provide services for most of the Fortune 1000 enterprises and the like, software and hardware OEMs, wireless and wireline service providers, cable broadband MSOs and telecommunications OEMs. Our current service provider and OEM customers include the largest resellers of technology in the world, technology manufacturers, telecom carriers, and over 230 managed service providers.

During the years ended December 31, 2022 and 2021, respectively, our top four customers accounted for approximately 50% and 55% of our total revenues.

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

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law. The telecommunications division has not had any OSHA recordable incidents, lost workdays or fatalities since inception which includes: 2006 through 2022. Our policy is to review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues. We have no Claims in our business related to: workers’ compensation claims, general liability and damage claims, or claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

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

Employees

As of December 31, 2022, we had 342 full-time employees and 6 part-time employees, of whom 30 were in administration and corporate management, 5 were accounting personnel, 23 were sales personnel and 290 are engaged in professional engineering, operations, project managerial and technical roles.

We maintain a core of professional, technical, and managerial personnel and add employees as deemed appropriate to address operational and scale requirements related to growth. Additionally, we will “flex” our work force through the use of temporary or agency staff and through subcontractors.

Environmental Matters

A portion of the work related to the telecommunication division is work associated with above ground and underground networks of our customers. As a result, we are potentially subject to material liabilities related to encountering underground objects that may cause the release of hazardous materials or substances. We are subject to federal, state, and local environmental laws and regulations, including those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

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

ITEM 1A. RISK FACTORS

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

In addition to the other information in this annual report, you should carefully consider the following factors in evaluating us and our business. This annual report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, some of which are beyond our control. Should one or more of these risks and uncertainties materialize or should underlying assumptions prove incorrect, our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this annual report, including the documents incorporated by reference.

There are risks associated with investing in companies such as ours. In addition to risks which could apply to any company or business, you should also consider the business we are in and the following:

Risks Related to Our Financial Results and Financing Plans

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $23,661,958 and $3,674,429 for the years ended December 31, 2022 and 2021, respectively. In addition, we incurred a net loss attributable to common stockholders of $19,035,088 and $19,191,952 for the years ended December 31, 2022 and 2021, respectively. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry, and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, continue increase our revenues. We have experienced significant growth in recent years, primarily due to our strategic acquisitions. Our total revenues increased from $27,206,689 in the year ended December 31, 2021 to $55,049,441 in the year ended December 31, 2022. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

During the years ended December 31, 2022 and 2021, the ADEX Entities, which were divested in March 2023, accounted for $28,270,502 and $11,868,619, respectively, of revenue.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2021, we had total indebtedness of $10,053,665, consisting of $3,223,894 of convertible debentures, $2,931,147 of loans payable, $209,031 of loans payable to related parties, and $3,689,593 of factor financing. $8,091,050 of this debt is due within the year ending December 31, 2023. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

●	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business;

●	place us at a competitive disadvantage compared to our competitors that have less debt;

●	limit our ability to borrow additional funds, dispose of assets, pay dividends, and make certain investments; and

●	make us more vulnerable to a general economic downturn than a company that is less leveraged.

A high level of indebtedness would increase the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness will depend on our future performance. General economic conditions and financial, business, and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include our ability to access the public equity and debt markets, financial market conditions, the value of our assets and our performance at the time we need capital.

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

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 50% and 55% of our revenue in the years ended December 31, 2022 and 2021, respectively. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

Because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger, or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons.

Since many of our customer contracts allow our customers to terminate the contract without cause, our customers may terminate their contracts with us at will, which could impair our business, financial condition, results of operations and prospects.

Our failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our account management/sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense, and attention. If we are unable to hire, develop and retain talented account management/sales personnel or if the personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

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

During the years ended December 31, 2022 and 2021 we derived substantially all of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

We use a significant number of independent contractors in our operations for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay backup withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

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

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure, and procedural requirements. While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject us to substantial penalties, civil litigation, or criminal prosecution, which could adversely affect our business, financial condition, results of operations and prospects. However, our record to date has had no incidents or losses and we are in full compliance with a 100% safety record.

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

There are no comparable recent events which may provide guidance as to the effect of the spread of the coronavirus and a global pandemic, and, as a result, the ultimate impact of the coronavirus outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the coronavirus situation closely. As of March 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus. Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect our financial condition.

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

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the United States economy. The current election cycle may cause economic uncertainty. The wireless and wireline telecommunications industry are cyclical in nature and vulnerable to general downturns in the United States and international economies. Our customers are affected by economic changes that decrease the need for or the profitability of their services. This can result in a decrease in the demand for our services and potentially result in the delay or cancellation of projects by our customers. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. As a result, some of our customers may opt to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state, and local spending levels.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

●	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract change order claims;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, suppliers, and others;

●	valuation of assets acquired and liabilities assumed in connection with business combinations;

●	accruals for estimated liabilities, including litigation and insurance reserves; and

●	goodwill and intangible asset impairment assessment.

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

The amounts we record in intercompany transactions for services, licenses, funding, and other items affects our potential tax liabilities. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income and other taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. Examinations of our tax returns could result in significant proposed adjustments and assessment of additional taxes that could adversely affect our tax provision and net income in the period or periods for which that determination is made.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	any lawsuit involving us, our services, or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors, or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2022, we had 164,490,441 shares of common stock issued and 164,488,370 shares outstanding, of which 12,118,167 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2022, we also had outstanding $3,332,925 aggregate principal and $516,864 accrued interest of convertible loans payable to related parties and convertible notes that were convertible into 58,921,007 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. As of December 31, 2022, there were also outstanding warrants to purchase an aggregate of 13,100,000 shares of our common stock at a weighted-average exercise price of $0.11 per share, all of which were exercisable as of such date, and outstanding stock options to purchase 11,937,568 shares of our common stock at a weighted average exercise price of $0.26 per share, 7,306,444 of which were exercisable as of such date. As of December 31, 2022, there were also outstanding preferred shares convertible into 94,585,681 shares of our common stock based on the conversion terms of each class. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Batavia, Illinois. We are occupying our 2,400 sq ft offices under a five-year lease that expires in July 2023 and has current monthly lease payments of $10,787.

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

Location	Owned or Leased	User	Size (Sq. Ft.)
Puerto Rico	Leased (1)	AW Solutions Puerto Rico, LLC	1,575
Miami, FL	Leased (2)	Tropical Communications, Inc.	3,400

(1)	This facility is leased on a month-to-month basis and provides for monthly payments of $1,500.

(2)	This facility is leased on a month-to-month basis and provides for monthly base rental payments of $3,792.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

On December 16, 2021, a former employee filed a lawsuit against us and our Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, we filed a response and counterclaim against the former employee. We settled the lawsuit for $39,000 during the fourth quarter of 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently available for quotation on the OTC QB market under the symbol “HWNI”.

On April 10, 2023, the closing sale price of our common stock, as reported by OTC Markets, was $0.11 per share. On April 10, 2023, there were 94 holders of record of our common stock and 227,783,332 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

In the fourth quarter of 2022, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities, the grants of shares of common stock under our 2012 Performance Incentive Plan, and the shares of common stock issued pursuant to a Securities Purchase Agreement discussed in the notes to our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On October 11, 2022, we issued 1,179,245 shares of our common stock to FJ Vulis and Associates, LLC upon the conversion of 25 shares of Series D preferred stock with a stated value of $10,000 per share.

On November 11, 2022, we issued 2,000,000 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of $60,000 of principal and $40,000 of accrued interest pursuant to a convertible debenture.

On November 17, 2022, we issued an aggregate of 80,000,000 shares of our common stock to Investors in exchange for aggregate cash proceeds of $5,950,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 800,000 shares into escrow.

On December 5, 2022, we issued 1,666,667 shares of our common stock to Keith Hayter upon the conversion of $100,000 of principal pursuant to a convertible loan payable to a related party.

On December 5, 2022, we issued 5,658,250 shares of our common stock to a holder upon the conversion of 124.4815 shares of Series E preferred stock with a stated value of $10,000 per share.

On December 15, 2022, we issued an aggregate of 2,666,667 shares of our common stock to Investors in exchange for aggregate cash proceeds of $200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 266,667 shares into escrow.

On December 30, 2022, we issued an aggregate of 666,667 shares of our common stock to Investors in exchange for aggregate cash proceeds of $50,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 66,667 shares into escrow.

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

Basis of Presentation

Our consolidated financial statements are stated in United States dollars ($) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

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

Description of Business

Business Overview

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN”) was incorporated in Delaware on January 20, 2017. HWN is a global provider of managed cybersecurity, managed networks, and tech enabled professional services delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment. HWN has continuously operated under the High Wire Networks brand for 23 years.

HWN and JTM Electrical Contractors, Inc. (“JTM”), an Illinois Corporation, entered into an operating agreement through which High Wire owned 50% of JTM. On February 15, 2022, HWN sold its 50% interest in JTM.

On June 16, 2021, we completed a merger with Spectrum Global Solutions, Inc. On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. (“High Wire”). The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”). For accounting purposes, HWN is the surviving entity. On March 6, 2023, HWN divested the ADEX Entities.

On November 4, 2021, we closed on the acquisition of Secure Voice Corp (“SVC”). The closing of the acquisition was facilitated by a senior secured promissory note which has been repaid.

Our AWS PR and Tropical subsidiaries are professional services organizations that deliver services for Enterprise clients as well as wireline and wireless carriers. These subsidiaries are operated as part of our Technology segment. Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers.

We provide the following categories of offerings to our customers:

●	Security: High Wire’s award-winning Overwatch Managed Security offers organizations end-to-end protection for networks, data, endpoints, and users via multiyear recurring revenue contracts in this fast-growing technology segment. This segment is nearly 100% recurring revenue with multi-year contracts. Overwatch delivers services through Managed Service Providers (MSPs), strategic partnerships and alliances, Value Added Resellers (VARs), Distributors, and Network Service Providers.

●	Technology Solutions: We provide technology enabled professional and managed services for a wide array of clients exclusively through our channel partner relationships with the largest technology companies in the world. We deliver in the Enterprise, Wireline Carrier, Wireless Carrier, Network Backbone Carriers, State and Local Government, Federal Government, and Data Center market segments. We deliver services for most of the Fortune 500 alongside our channel partners. We deliver a wide array of services across a wide variety of technologies that include Wi-Fi, networking, SD-WAN, Distributed Antenna Systems, Wireless Carrier Networking, Fiber Backhaul, and many more. We provide planning, installation, project management, and ongoing support for break/fix services. We operate 24/7/365 around the world. We leverage our own technology platform, Workview, to deliver these services cost effectively and in a highly efficient and scalable manner.

Our Technology Solutions division is supported by our subsidiaries: HWN, Inc.; AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”); and SVC.

Our Operating Units

Our company is comprised of the following:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and our SVC revenue.

●	Technology Solutions: The Technology Solutions group is all service and project revenue generally globally by HWN, Tropical, and AWS PR. These business perform professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

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

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers by contract type. We also disaggregate our revenue by operating segment and geographic location.

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

We test goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended December 31, 2021. As of December 31, 2022, we identified indicators of potential impairment. As a result, a goodwill impairment charge of $11,826,894 was recorded to the consolidated statement of operations for the year ended December 31, 2022.

Intangible Assets

At December 31, 2022 and 2021, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the years ended December 31, 2022 and 2021.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges recorded during the years ended December 31, 2022 and 2021.

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

We generated losses in 2022 and 2021, and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2022, we had an operating loss of $23,661,958, cash flows used in operations of $1,941,141, and a working capital deficit of $10,889,962. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of Annual Report on Form 10-K.

The impact of COVID-19 on our business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of December 31, 2022, ADEX had $10,000 of PPP loans outstanding from the SBA under the CARES Act (in connection with the divestiture of the ADEX Entities, the buyer assumed this note). The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable (including the cash proceeds from the Securities Purchase Agreement discussed in the notes to our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data), our forecasts of operations for one year from the date of the filing of the consolidated financial statements in our Annual Report on Form 10-K indicate improved operations and our company’s ability to continue operations as a going concern. We have contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of management to raise additional equity capital through private and public offerings of our common stock, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement our business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover our operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2022 and 2021.

Our operating results for the years ended December 31, 2022 and 2021 are summarized as follows:

	For the years ended
	December 31,
Statement of Operations Data:	2022	2021

Revenues	$55,049,441	$27,206,689
Operating expenses	78,711,399	30,881,118
Loss from operation	(23,661,958)	(3,674,429)
Total other income (expense)	3,835,484	(10,003,201)
Net income from discontinued operations, net of taxes	662,899	675,355
Net income from discontinued operations attributable to noncontrolling interest	128,487	(337,677)
Deemed divided - Series D preferred stock modification	-	(5,852,000)
Net loss attributable to common shareholders	(19,035,088)	(19,191,952)
Net loss per share, basic and diluted	(0.28)	(1.00)
Weighted average common shares outstanding, basic and diluted	68,713,880	19,146,572

Revenues

Our revenue increased from $27,206,689 for the year ended December 31, 2021 to $55,049,441 for the year ended December 31, 2022. The increase is primarily related to increased sales for our former ADEX subsidiary and HWN, which totaled $27,449,838 and 17,720,465, respectively, for the year ended December 31, 2022, an increase of $16,126,544 and $4,728,940, respectively, from a total of $11,323,294 and $12,991,524, respectively for the year ended December 31, 2021, and the addition of SVC, which accounted for $6,299,332 in revenue for the year ended December 31, 2022. SVC was acquired after the third quarter of 2021.

As discussed above, we divested our ADEX Entities during March 2023. The divestiture will result in lower consolidated revenue for 2023 along with decreases in certain operating expenses.

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

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including legal, consulting, and professional fees, information technology and development costs, provision for or recoveries of bad debt expense and other costs that are not directly related to performance of our services under customer contracts. Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency. We expect these expenses to continue to generally increase as we expand our operations but expect that such expenses as a percentage of revenues will decrease if we succeed in increasing revenues.

During the year ended December 31, 2022, our operating expenses were $78,711,399, compared to operating expenses of $30,881,118 for the same period of 2021. The increase of $47,830,281 is primarily related to a $22,480,488 increase in cost of revenues as a result of the increase in revenue discussed above and a goodwill impairment charge of $11,826,894 during the year ended December 31, 2022, combined with increases of $8,458,765 and $4,236,730, respectively, in salaries and wages and general and administrative expenses.

Other Expense

During the year ended December 31, 2022, we had other income of $3,835,484, compared to other expense of $10,003,201 for the same period of 2021. The change of $13,838,685 is primarily related to a gain on change in fair value of derivatives and gain on PPP loan forgiveness of $6,445,531 and $2,000,000, respectively, during the year ended December 31, 2022. These gains were partially offset by amortization of discounts on convertible debentures and loans payable, interest expense, and initial derivative expense of debt of $3,196,589, $1,344,572, and $1,289,625, respectively, during the year ended December 31, 2022.

Net Loss

For the year ended December 31, 2021, we incurred a net loss attributable to High Wire Networks, Inc. common shareholders of $19,035,088, compared to a net loss attributable to High Wire Networks, Inc. common shareholders of $19,191,952 for the same period in 2021.

Liquidity and Capital Resources

As of December 31, 2022, our total current assets were $10,669,831 and our total current liabilities were $21,559,793, resulting in a working capital deficit of $10,889,962, compared to a working capital deficit of $20,788,076 as of December 31, 2021.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the years ended
	December 31,
	2022	2021

Net cash used in operating activities	$(1,941,141)	$(4,207,759)
Net cash provided by (used in) investing activities	$70,299	$(593,347)
Net cash provided by financing activities	$2,249,016	$5,124,824
Change in cash	$378,174	$323,718

For the year ended December 31, 2022, cash increased $378,174, compared to an increase in cash of 323,718 for the same period of 2021. The primary cash inflows during the year ended December 31, 2022 were $6,200,000 of proceeds from a Securities Purchase Agreement. The net loss of $19,826,474 was partially offset by a net cash inflow from changes in operating assets and liabilities of $3,543,460.

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

As of December 31, 2022, we had cash of $886,369 compared to $508,395 as of December 31, 2021.

Indebtedness

As of December 31, 2022, the outstanding balances of loans payable to related parties, loans payable, convertible debentures, and factor financing were $209,031, $2,272,309, $3,223,894, and $3,689,593, respectively. The loans payable amount is net of debt discounts of $658,838.

The total outstanding principal balance per the loan agreements and factor financing due to our debt holders was $10,053,665 at December 31, 2022. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Loans Payable to Related Parties

At December 31, 2022 and 2021, we had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2022	2021
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023, debt premium of $0 and $988,917, respectively	$109,031	$1,342,949
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	100,000	100,000
Total	$209,031	$1,442,949

Additional information on our loans payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Loans Payable

As of December 31, 2022 and 2021, loans payable consisted of the following:

	December 31,	December 31,
	2022	2021
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$245,765	$304,187
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	825,656	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	825,656	-
EIDL Loan, 3.75% interest, matures October 12, 2050	147,832	149,284
CARES Act Loans	10,000	2,010,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note issued to Dominion Capital, LLC, 10% interest, unsecured, matures on September 30, 2022	-	1,552,500
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $191,371	-	754,575
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $47,843	-	188,644
Total	$2,272,309	$5,176,590

Less: Current portion of loans payable, net of debt discount	(1,934,694)	(2,773,621)

Loans payable, net of current portion	$337,615	$2,402,969

Additional information on our loans payable is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Convertible Debentures

At December 31, 2022 and 2021, we had outstanding the following convertible debentures:

	December 31,	December 31,
	2022	2021
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2023, debt premium of $0 and $42,435, respectively	23,894	66,329
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	2,450,000	2,750,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	500,000	-
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	-	200,000
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $0 and $117,556, respectively	-	171,918
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $0 and $148,173, respectively	-	203,932
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $0 and $2,223,975, respectively	-	276,025
Convertible promissory note, Cobra Equities SPV, LLC, 9.9% interest, senior secured, matures December 29, 2023	-	-
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	-	125,680
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	-	89,047
Total	3,223,894	4,132,931

Less: Current portion of convertible debentures, net of debt discount/premium	(1,598,894)	(3,924,557)

Convertible debentures, net of current portion, net of debt discount	$1,625,000	$208,374

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws state that the authorized number of directors shall be not less than one and not more than fifteen and shall be set by resolution of the board of directors. Our board of directors consists of three (3) members, all of whom are not considered “independent directors,” as defined in applicable rules of the SEC and NASDAQ. Officers are appointed and serve at the discretion of our board of directors. There are no family relationships among any of our directors or executive officers.

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Mark W. Porter	Chief Executive Officer and Chairman of the Board	50	March 1, 2021
Daniel J. Sullivan	Chief Financial Officer	65	April 28, 2021
Stephen W. LaMarche	Chief Operating Officer Director	59	August 9, 2021
Peter H. Kruse	Director	59	September 27, 2021

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

Mark W. Porter, Chief Executive Officer and Chairman of the Board

Mr. Porter was appointed our Chief Executive Officer on March 1, 2021. Since January 2001, Mr. Porter has been President and Chief Executive Officer of HWN, Inc. (“High Wire Networks”). With over two decades of technology industry experience, Mr. Porter is a channel veteran with extensive experience in pioneering new and more innovative ways to deliver professional and managed services.

Daniel J. Sullivan, Chief Financial Officer

On April 28, 2021, the Board appointed Daniel J. Sullivan to serve as our Chief Financial Officer. Since 2003, Mr. Sullivan had been the President of PCN Enterprises, Inc., which provides accounting related consulting services to public companies.

Stephen W. LaMarche, Director

On August 9, 2021, Stephen W. LaMarche was appointed to the Board of Directors. Since 2019, Mr. LaMarche has been providing consulting services to the managed technology and professional services space where he has extensive experience leading sales & marketing, product and service innovation, finance and operational management. From 2016 to 2018, Mr. LaMarche served as Vice President of Product Management at TPx Communications. On February 1, 2023, the Board appointed Stephen W. LaMarche to serve as our Chief Operating Officer.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 30 North Lincoln Street, Batavia, Illinois 60510.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2022 and 2021.

Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Mark W. Porter	2022	289,231	—	—	—	—	—	30,000	(a)	319,231
Chief Executive Officer	2021	201,539	—	729,292	86,147	—	—	27,000	(a)	1,043,978

Daniel J. Sullivan	2022	200,000	—	—	14,493	—	—	—		214,493
Chief Financial Officer	2021	205,000	—	—	119,073	—	—	—		324,073

Stephen W. LaMarche	2022	—	—	—	—	—	—	—		—
Chief Operating Officer	2021	—	—	—	—	—	—	—		—

Roger M. Ponder	2022	—	—	—	—	—	—	—		—
Former Chief Executive Officer	2021	36,923	—	—	186,423	—	—	—		223,346

Keith W. Hayter	2022	—	—	—	—	—	—	—		—
Former President	2021	34,615	—	—	202,096	—	—	—		236,711

(a)	This amount represents a car allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards held by the named executive officers and directors as of December 31, 2022.

	Equity compensation plans not approved by shareholders		Equity compensation plans approved by shareholders
	Number of securities	Number of securities	Number of securities	Number of securities
	underlying unexercised	underlying unexercised	underlying unexercised	underlying unexercised	Option
	options exercisable	options exercisable	options exercisable	options exercisable	exercise price	Option expiration
Name and Principal Position	(#)	(#)	(#)	(#)	($)	date
Current Officers:
Mark W. Porter
First Award		3,318,584			$0.2500	June 16, 2026
Second Award			218,892	93,811	$0.2545	August 18, 2026

Daniel J. Sullivan
First Award		77,587			$0.5800	February 21, 2026
Second Award			129,666	302,554	$0.2545	August 18, 2026
Third Award			120,000	51,429	$0.0875	September 28, 2027

Stephen W. LaMarche
First Award				100,603	$0.2485	August 11, 2026
Second Award				285,714	$0.0875	September 28, 2027

Current Directors:
Peter H. Kruse
First Award				96,712	$0.2545	August 18, 2026
Second Award				285,714	$0.0875	September 28, 2027

Former Officers:
Roger M. Ponder				323,863	$0.5800	February 21, 2026
Keith W. Hayter				482,393	$0.5800	February 21, 2026

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

	Fiscal	Fees earned or paid in cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		($)
Stephen W. LaMarche (1)	2022	—	—	25,000	—	—	165,000	(a)	190,000
Director	2021	1,500	—	25,871	—	—	75,000	(a)	102,371

Peter H. Kruse (2)	2022	—	—	25,000	—	—	15,000	(a)	40,000
Director	2021	—	—	25,997	—	—	22,500	(a)	48,497

(1)	Stephen W. LaMarche was appointed as a Director on August 9,2021

(2)	Peter J Kruse was appointed as a Director on September 27,2021

(a)	Represents consulting fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2023, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of April 10, 2023, we had a total of 227,783,332 shares of common stock outstanding.

	Number of shares and	Percent of
	nature of beneficial	common stock
Name of beneficial owner	ownership (1)	outstanding (2)
Mark W. Porter (3)	26,374,172	10.3%
Daniel J. Sullivan (4)	713,227	*
Peter H. Kruse (5)	382,426	*
Stephen W. LaMarche (6)	386,317	*
All directors and officers as a Group	27,856,142	10.8%

Shannon Kizer (7)	40,000,000	14.9%
Aaron Kizer (8)	20,000,000	8.0%
Jason Kizer (9)	20,000,000	8.0%
William Kizer (10)	20,000,000	8.0%
Herald Investment Management (11)	16,000,000	6.5%
Mark Munro 1996 Charitable Remainder UniTrust (12)	13,448,227	5.5%
GSD Capital Management LLC (13)	12,500,000	5.2%

*	Less than 1%

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

(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this annual report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this annual report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Represents 21,818,182 shares issuable upon the conversion of Series D preferred stock and 4,525,990 shares issuable upon the exercise of stock options.

(4)	Represents 454,545 shares issuable upon the conversion of Series E preferred stock and 258,682 shares issuable upon the exercise of stock options.

(5)	Represents 382,426 shares issuable upon the exercise of stock options.

(6)	Represents 386,317 shares issuable upon the exercise of stock options.

(7)	Represents 40,000,000 shares held in connection with the Securities Purchase Agreement. The address of Shannon Kizer is 8917 Country Road, Lubbock, TX 79407.

(8)	Represents 20,000,000 shares held in connection with the Securities Purchase Agreement. The address of Aaron Kizer is 6970 Filly Road, Wolfforth, TX 79382.

(9)	Represents 20,000,000 shares held in connection with the Securities Purchase Agreement. The address of Jason Kizer is 5623 State Highway 206, Pep, NM 88126.

(10)	Represents 20,000,000 shares held in connection with the Securities Purchase Agreement. The address of William Kizer is 1698 South Roosevelt Road, Portales, NM 88130.

(11)	Represents 16,000,000 shares held in connection with the Securities Purchase Agreement. The address of Herald Investment Management is 0-11 Charterhouse Square, London EC1M 6EE.

(12)	Represents 8,295,545 shares issuable upon the conversion of Series D preferred stock and 5,152,682 shares issuable upon the conversion of Series E preferred stock. The address of the Mark Munro 1996 Charitable Remainder UniTrust is 980 North Federal Highway, Suite 304, Boca Raton, FL 33432.

(13)	Represents 12,500,000 shares issuable upon the exercise of share purchase warrants. The address of GSD Capital Management LLC is 365 Fifth Ave, Naples, FL 34102.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

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

Loans Payable to Related Parties

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the reverse merger with HWN, HWN assumed High Wire’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note is due on March 31, 2023. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting.

On January 1, 2023, the note was exchanged by the holder for a new unsecured promissory note with no conversion feature.

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the reverse merger between High Wire and HWN. The note matured on December 15, 2021 and is due on demand, and bears interest at a rate of 9% per annum.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended
	December 31,
	2022	2021

Sadler, Gibb & Associates, LLC
Audit Fees	$95,000	$169,531
Audit-Related Fees	25,500	89,000
Tax Fees	-	-
All Other Fees	-	-
Total	$120,500	$258,531

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

None.

HIGH WIRE NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of High Wire Networks, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Wire Networks, Inc., formerly known as Spectrum Global Solutions, Inc. (“High Wire” or "the Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital, which creates substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry economic conditions, the Company tested its long-lived assets during the year ended December 31, 2022. The first step of the long-lived asset impairment review is a recoverability test based upon projected future undiscounted cash flows.

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

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value estimate.

●	Evaluating the appropriateness of the discounted cash flow model used by management.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions used by management related to revenues, gross margin, operating expenses, and long-term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2022. The Company utilized a third-party valuation specialist to assist in the preparation of the goodwill impairment test for this reporting unit. The Company primarily used a discounted cash flow income method to estimate the fair value of the reporting unit.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 10 of the financial statements, during the year ended December 31, 2022, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized either Monte Carlo Simulation models or Black Scholes option pricing models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments. These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Professionals with specialized skills and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in the evaluations of the valuation methodologies deployed and the reasonableness of the significant assumptions used.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2015.

Draper, UT

April 17, 2023

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)
Consolidated balance sheets

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$886,569	$508,395
Accounts receivable, net of allowance of $74,881	8,748,034	7,961,607
Prepaid expenses and other current assets	1,035,228	518,825
Current assets of discontinued operations	-	2,083,395
Total current assets	10,669,831	11,072,222

Property and equipment, net of accumulated depreciation of $294,763 and $160,674, respectively	1,549,609	1,279,515
Goodwill	9,869,146	21,696,040
Intangible assets, net of accumulated amortization of $2,423,421 and $1,224,261, respectively	10,430,607	11,630,068
Operating lease right-of-use assets	75,778	227,132
Noncurrent assets of discontinued operations	-	52,618
Total assets	$32,594,971	$45,957,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	7,141,844	3,686,082
Contract liabilities	2,071,309	633,771
Loans payable to related parties, net of debt premium of $0 and $988,917, respectively	209,031	1,442,949
Current portion of loans payable, net of debt discount of $658,838 and $239,214, respectively	1,934,694	2,773,621
Current portion of convertible debentures, net of net debt discount/premium of $0 and $947,398, respectively	1,598,894	3,924,557
Factor financing	3,689,593	3,387,070
Current portion of derivative liabilities	4,720,805	15,350,119
Contingent consideration	100,000	100,000
Current portion of operating lease liabilities	93,623	142,925
Current liabilities of discontinued operations	-	419,204
Total current liabilities	21,559,793	31,860,298

Long-term liabilities:
Loans payable, net of current portion	337,615	2,402,969
Convertible debentures, net of current portion, net of debt discount of $0 and $1,499,872, respectively	1,625,000	208,374
Derivative liabilities, net of current portion	3,324,126	178,220
Operating lease liabilities, net of current portion	-	126,044
Noncurrent liabilities of discontinued operations	-	33,496
Total long-term liabilities	5,286,741	2,949,103

Total liabilities	26,846,534	34,809,401

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 issued and outstanding as of December 31, 2022 and 2021	722,098	619,229
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,500 and 690 issued, and 1,405 and 645 outstanding as of December 31, 2022 and 2021, respectively	11,641,142	6,658,457
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued, and 526 and 650 outstanding as of December 31, 2022 and 2021, respectively	5,104,658	6,313,817
Total mezzanine equity	17,467,898	13,591,503

Stockholders’ deficit:
Common stock; $0.00001 and $0.0000001 par value; 1,000,000,000 shares authorized; 164,490,441 and 46,151,188 issued and 164,488,370 and 46,149,117 outstanding as of September 30, 2022 and December 31, 2021, respectively	1,645	462
Additional paid-in capital	20,338,364	8,630,910
Accumulated deficit	(32,059,470)	(13,024,382)
Total High Wire Networks, Inc. stockholders’ deficit	(11,719,461)	(4,393,010)
Noncontrolling interest	-	1,949,701
Total stockholders’ deficit	(11,719,461)	(2,443,309)

Total liabilities and stockholders’ deficit	$32,594,971	$45,957,595

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)
Consolidated statements of operations

	For the years ended
	December 31,
	2022	2021

Revenue	$55,049,441	$27,206,689

Operating expenses:
Cost of revenues	41,493,916	19,013,428
Depreciation and amortization	1,333,768	506,364
Salaries and wages	15,360,001	6,901,236
General and administrative	8,696,820	4,460,090
Goodwill impairment charge	11,826,894	-
Total operating expenses	78,711,399	30,881,118

Loss from operations	(23,661,958)	(3,674,429)

Other (expenses) income:
Interest expense	(1,344,572)	(538,279)
Loss on settlement of debt	(260,932)	(6,251,954)
Amortization of discounts on convertible debentures and loans payable	(3,196,589)	(777,953)
Amortization of premiums on convertible debentures and loans payable to related parties	1,031,353	837,974
Gain (loss) on change in fair value of derivatives	6,445,531	(166,188)
Exchange loss	(7,549)	(3,558)
Initial derivative expense	(1,289,625)	(4,750,064)
Gain (loss) on settlement of warrants	176,735	(127,973)
Management fee income	-	625,487
Gain on PPP loan forgiveness	2,000,000	873,734
Other income	281,132	275,573
Total other income (expense)	3,835,484	(10,003,201)

Net loss from continuing operations before income taxes	(19,826,474)	(13,677,630)

Provision for income taxes	-	-

Net loss from continuing operations	(19,826,474)	(13,677,630)

Net income from discontinued operations, net of tax	662,899	675,355
Less: net loss (income) from discontinued operations attributable to noncontrolling interest	128,487	(337,677)

Net loss attributable to High Wire Networks, Inc.	(19,035,088)	(13,339,952)

Less: deemed dividend - Series D preferred stock modification	-	(5,852,000)

Net loss attributable to High Wire Networks, Inc. common shareholders	$(19,035,088)	$(19,191,952)

Loss per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(0.29)	$(1.04)
Net income from discontinued operations, net of taxes	$0.01	$0.04
Net loss per share	$(0.28)	$(1.00)

Weighted average common shares outstanding, basic and diluted	68,713,880	19,146,572

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)
Consolidated statements of stockholder’s (deficit) equity

	For the year ended December 31, 2022
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock upon conversion of convertible debentures	18,698,727	187	2,554,261	-	-	2,554,448
Issuance of common stock upon conversion of Series D preferred stock	2,315,609	23	516,136	-	-	516,159
Issuance of common stock upon conversion of Series E preferred stock	5,658,250	57	1,209,102			1,209,159
Issuance of common stock pursuant to PIPE transaction	91,666,667	916	6,199,084	-	-	6,200,000
Stock-based compensation	-	-	1,228,871	-	-	1,228,871
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	(19,035,088)	-	(19,035,088)

Ending balance, December 31, 2022	164,488,370	$1,645	$20,338,364	$(32,059,470)	$-	$(11,719,461)

	For the year ended December 31, 2021
			Additional	(Accumulated
	Common stock		paid-in	deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total

Balances, January 1, 2021	-	$-	$298,542	$802,370	$1,612,024	$2,712,936

Issuance of shares for reverse merger	25,474,625	255	5,561,720	-	-	5,561,975
Stock compensation in connection with reverse merger	-	-	729,292	-	-	729,292
Fair value of convertible debt issued to HWN shareholders	-	-	-	(486,800)	-	(486,800)
Issuance of common stock upon conversion of convertible debentures	15,209,845	151	5,783,338	-	-	5,783,489
Issuance of common stock upon conversion of Series A preferred stock	2,011,292	20	404,751	-	-	404,771
Issuance of common stock upon conversion of Series D preferred stock	2,045,454	21	464,523	-	-	464,544
Issuance of common stock upon exercise of warrants	1,407,901	15	758,442	-	-	758,457
Stock-based compensation	-	-	482,302	-	-	482,302
Series D preferred stock deemed dividend	-	-	(5,852,000)	-	-	(5,852,000)
Net loss for the period	-	-	-	(13,339,952)	337,677	(13,002,275)

Ending balance, December 31, 2021	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Consolidated statements of cash flows

	For the years ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(19,826,474)	$(13,677,630)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain (loss) on change in fair value of derivative liabilities	(6,445,531)	166,188
Loss on settlement of debt	260,932	6,251,954
Amortization of discounts on convertible debentures and loans payable	3,196,589	777,953
Amortization of premiums on convertible debentures and loans payable to related parties	(1,031,353)	(837,974)
Depreciation and amortization	1,333,768	506,364
Amortization of operating lease right-of-use assets	151,354	12,357
Stock-based compensation related to stock options	1,228,871	1,211,594
Stock-based compensation related to Series D issuances	5,498,845	-
Gain on PPP loan forgiveness	(2,000,000)	(873,734)
Initial derivative expense	1,289,625	4,750,064
(Gain) loss on settlement of warrants	(176,735)	127,973
Gain on disposal of JTM	(919,873)	-
Goodwill impairment charge	11,826,894	-
Changes in operating assets and liabilities:
Accounts receivable	(786,427)	(6,905,345)
Contract assets	-	487,509
Prepaid expenses and other current assets	(516,403)	(417,505)
Accounts payable and accrued liabilities	3,584,098	3,180,185
Contract liabilities	1,437,538	449,321
Operating lease liabilities	(175,346)	(120,750)
Net cash used in operating activities of continuing operations	(2,069,628)	(4,911,476)
Net cash provided by operating activities of discontinued operations	128,487	703,717
Net cash used in operating activities	(1,941,141)	(4,207,759)

Cash flows from investing activities:
Purchase of equipment	(404,701)	(93,347)
Cash received in connection with disposal of JTM	475,000	-
Cash paid to acquire business		(2,500,000)
Restricted cash acquired in reverse merger	-	2,000,000
Net cash provided by (used in) investing activities	70,299	(593,347)

Cash flows from financing activities:
Proceeds from related party advances	380,000	-
Repayments of related party advances	(380,000)	-
Proceeds from loans payable	3,374,965	970,000
Repayments of loans payable	(5,384,457)	(377,440)
Proceeds from convertible debentures	500,000	2,375,000
Repayments of convertible debentures	(2,744,015)	(94,260)
Proceeds from factor financing	28,984,034	10,678,029
Repayments of factor financing	(28,681,511)	(9,259,775)
Proceeds from Securities Purchase Agreement	6,200,000	-
Proceeds from Cares Act loans	-	873,465
Net cash provided by financing activities of continuing operations	2,249,016	5,165,019
Net cash used in financing activities of discontinued operations	-	(40,195)
Net cash provided by financing activities	2,249,016	5,124,824

Net increase in cash	378,174	323,718

Cash, beginning of period	508,395	184,677

Cash, end of period	$886,569	$508,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,172,388	$234,748
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of convertible debentures	$2,554,448	$4,400,573
Common stock issued for conversion of Series D preferred stock	$516,159	$464,544
Issuance of Series D preferred stock	$5,498,845	$5,852,000
Common stock issued for conversion of Series E preferred stock	$1,209,159	$-
Receivable from JTM disposition	$50,000	$-
Original issue discounts on loans payable	$1,524,835	$-
Common stock issued for conversion of Series A preferred stock	$-	$404,771
Common stock issued upon cashless exercise of warrants	$-	$758,457
Related party note issued	$-	$100,000
Convertible debentures issued	$-	$250,000
Common stock issued for conversion of convertible loans payable to related parties	$-	$1,382,916
Debt discount against derivative liability	$-	$2,375,000
Original issuance discounts on convertible debt	$-	$125,000
Original issuance discounts on loans payable	$-	$280,000
Fair value of Series E at issuance and net assets acquired in acquisition of SVC	$-	$7,963,817
Net assets acquired in reverse merger	$-	$21,334,282

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc. (fka Spectrum Global Solutions, Inc.)

Notes to the consolidated financial statements

December 31, 2022

1. Organization

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN” or the “Company”) was incorporated in Delaware on January 20, 2017. The Company is a global provider of managed cybersecurity, managed networks, and tech enabled professional services delivered exclusively through a channel sales model. The Company’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

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

On February 15, 2022, HWN sold its 50% interest in JTM (refer to Note 3, Reverse Merger and Acquisitions/Disposals, for additional detail). As of December 31, 2021, the Company classified JTM as held-for-sale. Additionally, the sale of High Wire’s 50% interest in JTM qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

On March 6, 2023, HWN divested the ADEX Entities (refer to Note 19, Subsequent Events, for additional detail).

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

2. Significant Accounting Policies

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, AWS PR, Tropical, SVC, and the former ADEX Entities. All subsidiaries are wholly-owned.

All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2022 and 2021 was $74,881.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the year ended December 31, 2021. As of December 31, 2022, the Company identified indicators of potential impairment. As a result, a goodwill impairment charge of $11,826,894 was recorded to the consolidated statement of operations for the year ended December 31, 2022.

Intangible Assets

At December 31, 2022 and 2021, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the years ended December 31, 2022 and 2021.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the years ended December 31, 2022 and 2021.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in Canada, the United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2022. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the Company’s different revenue service types, the performance obligation is satisfied at different times. For professional services revenue, the performance obligation is met when the work is performed. In certain cases, this may be each day or each week, depending on the customer. For construction services, the performance obligation is met when the work is completed and the customer has approved the work.

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Year Ended December 31, 2022	Year Ended December 31, 2021
Fixed-price	$33,720,959	$17,290,122
Time-and-materials	21,328,482	9,916,567
Total	$55,049,441	$27,206,689

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets. At December 31, 2022 and 2021, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At December 31, 2022 and 2021, contract liabilities totaled $2,071,309 and $633,771, respectively.

Cost of Revenues

Cost of revenues includes all direct costs of providing services under the Company’s contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment, direct materials, insurance claims and other direct costs.

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

The Company uses certain pricing models to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, respectively, the Company had 178,640,968 and 133,801,817 common stock equivalents outstanding.

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

The Company generated losses in 2022 and 2021, and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2022, the Company had an operating loss of $23,661,958, cash flows used in operations of $1,941,141, and a working capital deficit of $10,889,962. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. As of December 31, 2022, ADEX had $10,000 of PPP loans outstanding from the SBA under the CARES Act (in connection with the divestiture of the ADEX Entities, the buyer assumed this note. Refer to Note 19, Subsequent Events, for additional detail). The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. ADEX used the proceeds from the PPP loans for qualifying expenses and is applying for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable (including the cash proceeds from the Securities Purchase Agreement discussed in Note 11, Common Stock), its forecasts of operations for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of December 31, 2022, HWN had a cash balance in excess of provided insurance of $36,643.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2022, one customer accounted for 27% of consolidated revenues for the period. In addition, amounts due from this customer represented 27% of trade accounts receivable as of December 31, 2022. For the year ended December 31, 2021, three customers accounted for 17%, 17%, and 13%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 6%, 7%, and 15%, respectively, of trade accounts receivable as of December 31, 2021. Two other customers accounted for 18% and 15%, respectively, of trade accounts receivable as of December 31, 2021.

The Company’s customers are primarily located within the domestic United States of America, Puerto Rico, and Canada. Revenues generated within the domestic United States of America accounted for approximately 96% and 95% of consolidated revenues for the years ended December 31, 2022 and 2021, respectively. Revenues generated from customers in Puerto Rico and Canada accounted for approximately 4% and 5% of consolidated revenues for the years ended December 31, 2022 and 2021, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2022 and 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 and 2021 consisted of the following:

	Total fair value at December 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$8,044,931	$-	$-	$8,044,931

	Total fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$15,528,339	$-	$-	$15,528,339

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2022 and 2021, the Company had a derivative liability of $8,044,931 and $15,528,339, respectively.

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

3. Reverse Merger and Acquisitions/Disposals

Reverse Merger

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

The fair value of the assets acquired, liabilities assumed, and consideration transferred denoted below are final and based on the management’s best estimates using information that it has obtained as of the reporting date.

The fair value of the consideration transferred and liabilities assumed are as follows:

Fair Value
Purchase consideration
Common stock	$5,561,975
Convertible debt	1,049,638
Derivative liabilities	6,929,000
Loans payable	2,377,400
Loans payable, related parties	2,447,252
Lease liabilities	106,615
Fair value of stock options	204,715
Fair value of warrants	362,687
Fair value of Series A Preferred	1,024,000
Fair value of Series D Preferred	1,271,000

Total purchase price	$21,334,282

The fair value of the net assets acquired are as follows:

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

The acquisition was accounted for under the acquisition method of accounting which requires the consideration given, assets acquired, and liabilities assumed to be measured at fair value. The fair value of the assets acquired, liabilities assumed, and consideration transferred denoted below are provisional in nature and based on the management’s best estimates using information that it has obtained as of the reporting date. The Company is awaiting additional valuation information and expects to finalize the purchase price allocation before the end of the fiscal year.

The fair value of the consideration transferred and liabilities assumed are as follows:

Purchase consideration	Fair Value
Cash	$2,500,000
Series E preferred stock	6,313,817
Assumed debt	1,650,000

Total purchase price	$10,463,817

The fair value of the net assets acquired are as follows:

Allocation of purchase consideration
Working capital	$(1,110,703)
Fixed assets	838,800
Goodwill	6,295,674
Customer relationships	3,885,979
Tradenames	554,067

Total enterprise value	10,463,817

Pro Forma

The following shows pro forma results for the year ended December 31, 2021 as if the reverse merger and acquisition had occurred on January 1, 2021.

	Year December 31, 2021
	As Reported	Pro Forma

Revenue	$27,206,689	$39,354,718
Net loss attributable to High Wire Networks, Inc. common shareholders	(19,191,952)	(26,160,463)

Loss per common share, basic and diluted:	(1.00)	(1.37)

Disposal of JTM

On February 15, 2022, High Wire sold its 50% interest in JTM for $525,000, to be paid with an initial payment of $200,000 and thirteen monthly payments of $25,000. As of December 31, 2022, cash of $475,000 had been received, and two monthly payments totaling $50,000 remain outstanding. This amount is included within prepaid expenses and other current assets on the consolidated balance sheet.

The Company considered whether or not this transaction would cause JTM to qualify for discontinued operations treatment. The Company determined that the sale of JTM qualified for discontinued operations treatment as of December 31, 2021 because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on disposal of subsidiary of $919,873 to the consolidated statement of operations for the year ended December 31, 2022. This amount is included within loss on discontinued operations, net of tax on the consolidated statement of operations.

4. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consisted of the following:

	December 31	December 31
	2022	2021
Computers and office equipment	$167,401	$141,100
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	820,120	442,238
Machinery and equipment	838,800	838,800
Total	1,844,371	1,440,189

Less: accumulated depreciation	(294,763)	(160,674)

Equipment, net	$1,549,609	$1,279,515

During the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $134,607 and $52,959, respectively.

5. Intangible Assets

Intangible assets as of December 31, 2022 and 2021 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at December 31, 2022	Net carrying value at December 31, 2021
Customer relationship and lists	$9,987,573	$(1,746,400)	$-	$8,241,173	$9,116,803
Trade names	2,866,456	(677,022)	-	2,189,434	2,513,265

Total intangible assets	$12,854,029	$(2,423,422)	$-	$10,430,607	$11,630,068

During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of $1,199,161 and $453,405, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2023	785,805
2024	785,805
2025	785,805
2026	785,805
2027	785,805
Thereafter	6,501,582
Total	$10,430,607

6. Related Party Transactions

Loans Payable to Related Parties

As of December 31, 2022 and 2021, the Company had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2022	2021
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023, debt premium of $0 and $988,917, respectively	$109,031	$1,342,949
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	100,000	100,000
Total	$209,031	$1,442,949

The Company’s loans payable to related parties have an effective interest rate range of 9.6% to 11.3%.

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrues at 10% per annum. All principal and accrued but unpaid interest under the note was originally due on August 31, 2022. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option does not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note had an original conversion premium of $1,359,761, and the fair value of the note was $378,000.

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $200,000 of principal into shares of the Company’s common stock.

During the year ended December 31, 2022, the holder of the note converted $245,000 of principal into shares of the Company’s common stock. As a result of these conversions, the Company recorded a loss on settlement of debt of $320,925 to the consolidated statement of operations for the year ended December 31, 2022.

For the year ended December 31, 2022, the Company recorded $988,917 of amortization of premium to the consolidated statement of operations.

On September 30, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to October 31, 2022. The terms of the note were unchanged.

On October 31, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to November 30, 2022. The terms of the note were unchanged.

On December 31, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to March 31, 2023. The terms of the note were unchanged.

As of December 31, 2022, the Company owed $109,031 pursuant to this agreement.

On January 1, 2023, the note was exchanged by the holder for a new unsecured promissory note with no conversion feature (refer to Note 19, for additional detail).

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

As of December 31, 2022, the Company owed $100,000 pursuant to this agreement.

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

On September 30, 2022, the Company fully repaid the $55,000 advance. The total payment of $63,250 included the guaranteed interest of $8,250.

7. Loans Payable

As of December 31, 2022 and 2021, the Company had outstanding the following loans payable:

	December 31,	December 31,
	2022	2021
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	$245,765	$304,187
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	825,656	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	825,656	-
EIDL Loan, 3.75% interest, matures October 12, 2050	147,832	149,284
CARES Act Loans	10,000	2,010,000
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note issued to Dominion Capital, LLC, 10% interest, unsecured, matures on September 30, 2022	-	1,552,500
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 31, 2022, net of debt discount of $191,371	-	754,575
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 31, 2022, net of debt discount of $47,843	-	188,644
Total	$2,272,309	$5,176,590

Less: Current portion of loans payable, net of debt discount	(1,934,694)	(2,773,621)

Loans payable, net of current portion	$337,615	$2,402,969

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

During the year ended December 31, 2022, the Company made cash payments for principal of $58,422.

As of December 31, 2022, the Company owed $245,765 pursuant to this agreement.

During the period of January 1, 2023 through April 10, 2023, the remaining principal balance was paid using proceeds from factor financing (refer to Note 19, Subsequent Events, for additional detail).

Loan with Cedar Advance LLC (2021)

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $27,027 each week based upon an anticipated 25% of its future receivables until such time as $1,000,000 has been paid, a period Cedar Advance and the Financing Parties estimated to be approximately nine months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The effective interest rate was 53%.

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

During the year ended December 31, 2022, the Company paid $945,946 of the original balance under the agreement. As a result of these payments, the amount owed at December 31, 2022 was $0.

Loan with Pawn Funding (2021)

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $6,757 each week based upon an anticipated 25% of its future receivables until such time as $250,000 has been paid, a period Pawn Funding and the Financing Parties estimated to be approximately nine months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The effective interest rate was 53%.

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

During the year ended December 31, 2022, the Company paid $236,486 of the original balance under the agreement. As a result of these payments, the amount owed at December 31, 2022 was $0.

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay TVT 2.0, LLC $43,750 each week based upon an anticipated 25% of its future receivables until such time as $2,100,000 has been paid, a period TVT 2.0, LLC and the Financing Parties estimated to be approximately eleven months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The estimated effective interest rate is 60.2%.

During the year ended December 31, 2022, the Company paid $2,100,000 of the original balance under the agreement. As a result of these payments, the amount owed at December 31, 2022 was $0.

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

During the year ended December 31, 2022, the Company made cash payments of $1,552,500. As a result of these payments, the amount owed at December 31, 2022 was $0. A loss on settlement of debt of $123,540 was recorded on the consolidated statement of operations for the year ended December 31, 2022.

Loan with Cedar Advance LLC (2022)

On November 9, 2022, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Cedar Advance LLC. Under the Financing Agreement, the Financing Parties sold to Cedar Advance future receivables in an aggregate amount equal to $1,399,900 for a purchase price of $1,000,000. The Company received cash of $960,000 and recorded a debt discount of $439,900.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $34,975 each week based upon an anticipated 25% of its future receivables until such time as $1,399,900 has been paid, a period Cedar Advance and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The effective interest rate is 78%.

During the year ended December 31, 2022, the Company paid $244,825 of the original balance under the agreement.

At December 31, 2022, the Company owed $1,155,075 pursuant to this agreement and will record accretion equal to the debt discount of $329,419 over the remaining term of the note.

In connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 19, Subsequent Events, for additional detail).

Loan with Pawn Funding (2022)

On November 9, 2022, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $1,399,900 for a purchase price of $1,000,000. The Company received cash of $960,000 and recorded a debt discount of $439,900.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $34,975 each week based upon an anticipated 25% of its future receivables until such time as $1,399,900 has been paid, a period Pawn Funding and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The effective interest rate is 78%.

During the year ended December 31, 2022, the Company paid $244,825 of the original balance under the agreement.

At December 31, 2022, the Company owed $1,155,075 pursuant to this agreement and will record accretion equal to the debt discount of $329,419 over the remaining term of the note.

In connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 19, Subsequent Events, for additional detail).

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

As of December 31, 2022, the Company owed $217,400 pursuant to this agreement.

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

During the year ended December 31, 2022, the Company made cash payments of $1,452.

As of December 31, 2022, the Company owed $147,832 pursuant to this agreement.

In connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 19, Subsequent Events, for additional detail).

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

On March 1, 2022, ADEX received approval for forgiveness of its $2,000,000 CARES Act Loan. The Company recorded a gain on PPP loan forgiveness of $2,000,000 to the consolidated statement of operations for the year ended December 31, 2022.

As of December 31, 2022, the aggregate balance of these loans was $10,000 and is included in loans payable on the consolidated balance sheets.

In connection with the divestiture of the ADEX Entities, the seller assumed the remaining CARES Act loan (refer to Note 19, Subsequent Events, for additional detail).

8. Convertible Debentures

As of December 31, 2022 and 2021, the Company had outstanding the following convertible debentures:

	December 31,	December 31,
	2022	2021
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2023, debt premium of $0 and $42,435, respectively	23,894	66,329
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	2,450,000	2,750,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	500,000	-
Convertible promissory note, Cobra Equities SPV, LLC, 18% interest, unsecured, matured June 1, 2019	-	200,000
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 1, 9% interest, secured, matures January 1, 2023, net of debt discount of $0 and $117,556, respectively	-	171,918
Convertible promissory note, Cobra Equities SPV, LLC, Tranche 2, 9% interest, secured, matures January 1, 2023, net of debt discount of $0 and $148,173, respectively	-	203,932
Convertible promissory note, Dominion Capital, LLC, 9.9% interest, senior secured, matures December 29, 2023, net of debt discount of $0 and $2,223,975, respectively	-	276,025
Convertible promissory note, Cobra Equities SPV, LLC, 9.9% interest, senior secured, matures December 29, 2023	-	-
Convertible promissory note, Cobra Equities SPV, LLC, 10% interest, secured, due on demand	-	125,680
Convertible promissory note, Cobra Equities SPV, LLC, 12% interest, secured, due on demand	-	89,047
Total	3,223,894	4,132,931

Less: Current portion of convertible debentures, net of debt discount/premium	(1,598,894)	(3,924,557)

Convertible debentures, net of current portion, net of debt discount	$1,625,000	$208,374

The Company’s convertible debentures have an effective interest rate range of 10.1% to 106.1%.

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

During the year ended December 31, 2022, the holder of the note converted $178,547 of principal and $36,296 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail).

During the year ended December 31, 2022, the Company made cash payments of $21,453. As a result of these payments, the amount owed at December 31, 2022 was $0. A loss on settlement of debt of $44,043 was recorded on the consolidated statement of operations for the year ended December 31, 2022.

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

During the period of September 23, 2021 through December 31, 2021, the holder of the note converted $146,942 of principal and $112,700 of accrued interest into shares of the Company’s common stock

During the year ended December 31, 2022, the holder of the note converted $89,047 of principal and $2,281 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the outstanding balance was $0 as of December 31, 2022.

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

During the year ended December 31, 2022, the holder of the note converted $125,680 of principal and $22,613 of accrued interest into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail). As a result of these conversions, the outstanding balance was $0 as of December 31, 2022.

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

During the year ended December 31, 2022, the holder of the note converted $60,000 of principal and $100,000 of accrued interest into shares of the Company’s common stock. $60,000 of principal and $46,358 of accrued interest was related to Tranche 1 (refer to Note 11, Common Stock, for additional detail).

During the year ended December 31, 2022, the Company made cash payments of $229,474. As a result of these payments, the amount owed at December 31, 2022 was $0. A loss on settlement of debt of $140,762 was recorded on the consolidated statement of operations for the year ended December 31, 2022.

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

During the year ended December 31, 2022, the holder of the note converted $60,000 of principal and $100,000 of accrued interest into shares of the Company’s common stock. $53,642 of the accrued interest was related to Tranche 2 (refer to Note 11, Common Stock, for additional detail).

During the year ended December 31, 2022, the Company made cash payments of $352,105. As a result of these payments, the amount owed at December 31, 2022 was $0. A loss on settlement of debt of $323,291 was recorded on the consolidated statement of operations for the year ended December 31, 2022.

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

As of December 31, 2022, the Company owed $125,000 pursuant to this agreement.

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

As of December 31, 2022, the Company owed $125,000 pursuant to this agreement.

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

For the year ended December 31, 2022, the Company recorded $42,435 of amortization of premium to the consolidated statement of operations.

On September 30, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to December 31, 2022. The terms of the note were unchanged.

On December 31, 2022, the Company and the holder of the note mutually agreed to extend the maturity date to March 31, 2023. The terms of the note were unchanged.

As of December 31, 2022, the Company owed $23,894 pursuant to this agreement.

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

On December 30, 2022, Dominion Capital, LLC agreed to forfeit the 5,400,000 outstanding share purchase warrants in connection with an amendment to the Certificate of Designation of the Company’s Series A preferred stock (refer to Note 12, Preferred Stock, for additional detail).

During the year ended December 31, 2022, the Company made cash payments of $1,750,000. As a result of these payments, the amount owed at December 31, 2022 was $0. A loss on settlement of debt of $413,002 was recorded on the consolidated statement of operations for the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company made cash payments of $750,000. As a result of these payments, the amount owed at December 31, 2022 was $0. A loss on settlement of debt of $213,540 was recorded on the consolidated statement of operations for the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company made cash payments of $300,000.

As of December 31, 2022, the Company owed $2,450,000 pursuant to this agreement.

In connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 19, Subsequent Events, for additional detail).

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

On December 22, 2022, the Company executed an agreement with FJ Vulis and Associates, LLC whereby FJ Vulis and Associates, LLC agreed to extend its option to call for payment of the principal amount and accrued interest of its convertible debenture from December 22, 2022 to February 6, 2023.

As of December 31, 2022, the Company owed $500,000 pursuant to this agreement.

On February 6, 2023, the Company executed an agreement with FJ Vulis and Associates, LLC whereby FJ Vulis and Associates, LLC agreed to extend its option to call for payment of the principal amount and accrued interest of its convertible debenture from February 6, 2023 to March 3, 2023. In exchange, the Company agreement to pay FJ Vulis and Associates a one-time extension fee of $30,000.

In connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 19, Subsequent Events, for additional detail).

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

During the year ended December 31, 2022, the Company paid $824,546 in factoring fees. These amounts are included within general and administrative expenses on the consolidated statement of operations.

During the period of June 16, 2021 through December 31, 2021, the Company received an aggregate of $10,678,029 and repaid an aggregate of $9,259,775.

During the year ended December 31, 2022, the Company received an aggregate of $28,984,034 and repaid an aggregate of $28,681,511.

The Company owed $3,384,316 under the agreement as of December 31, 2022.

On February 22, 2023, the Company entered into an amendment to this agreement (refer to Note 19, Subsequent Events, for additional detail).

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the amounts owed and related to ADEX accounts receivable were assumed by the buyer (refer to Note 19, Subsequent Events, for additional detail).

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of December 31, 2022, the derivative liability balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2021, the derivative liability balance of $15,528,339 was comprised of $14,050,806 of derivatives related to the Company’s convertible debentures, and $1,477,533 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2022:

December 31,
2022
Balance at the beginning of the period	$15,528,339
Change in fair value of embedded conversion option	(6,445,531)
Conversion of derivative liability	(1,239,898)
Initial value of derivatives upon issuance	1,789,625
Payment of debt	(1,308,000)
Settlement of warrants	(279,604)
Total	8,044,931

Less: Current portion of derivative liabilities*	(4,720,805)

Derivative liabilities, net of current portion*	$3,324,126

*	The current and long-term breakout of derivatives liabilities is based on the current and long-term breakout of the associated convertible debentures.

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2022	122 - 269%	3.99 - 4.73%	0%	0.25 - 4.88
At December 31, 2021	110 - 257%	0.06 - 0.97%	0%	0.25 - 2.95

11. Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

Share issuances

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

On November 11, 2022, the Company issued 2,000,000 shares of common stock to Cobra Equities SPV, LLC upon the conversion of $60,000 of principal and $40,000 of accrued interest pursuant to a convertible debenture described in Note 8, Convertible Debentures. The shares had a fair value of $200,000.

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

Issuance of shares pursuant to a related party convertible debenture

On September 22, 2021, the Company issued 1,500,000 shares of common stock to Keith Hayter upon the conversion of $90,000 of principal pursuant to convertible loan payable to a related party described in Note 6, Loans Payable to Related Parties. The shares had a fair value of $521,250, resulting in a loss on debt conversion of $431,250.

On November 8, 2021, the Company issued 1,833,333 shares of common stock to Keith Hayter upon the conversion of $110,000 of principal pursuant to convertible loan payable to a related party described in Note 6, Loans Payable to Related Parties. The shares had a fair value of $861,667, resulting in a loss on debt conversion of $751,667.

On April 27, 2022, the Company issued 2,416,667 shares of common stock to Keith Hayter upon the conversion of $145,000 of principal pursuant to a convertible loan payable to a related party described in Note 6, Related Parties. The shares had a fair value of $362,258, resulting in a loss on debt conversion of $217,258.

On December 5, 2022, the Company issued 1,666,667 shares of common stock to Keith Hayter upon the conversion of $100,000 of principal pursuant to a convertible loan payable to a related party described in Note 6, Related Parties. The shares had a fair value of $203,667, resulting in a loss on debt conversion of $103,667.

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

Issuance of Shares Pursuant to Conversion of Series E Preferred Stock

On December 5, 2022, the Company issued 5,658,250 shares of common stock to a holder upon the conversion of 124.4815 shares of Series E preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,209,159, which was the carrying value of the Series E preferred converted.

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

Securities Purchase Agreement

On November 18, 2022, the Company entered into a Securities Purchase Agreement with several accredited investors (the “Investors”) for the offering, sale, and issuance (the “Offering”) by the Company of an aggregate of 133,333,333 shares of its common stock at a price per share of $0.075. Maximum gross proceeds in the offering are $10,000,000. The shares issued to Investors are subject to Subscription Agreements in connection with the Offering. Additionally, for any shares purchased under the Securities Purchase Agreement, the Company is required to deposit a number of shares into escrow equal to 10% of the shares purchased.

The Company has used and intends to continue to use the proceeds from the Offering to retire outstanding convertible debt, for working capital, and other general corporate purposes.

The shares issued in the Offering have not been registered under the Securities Act and are instead being offered pursuant to the exemption provided in Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder, based on the Investors being “accredited investors” within the meaning of said Regulation D.

The shares issued as part of the Offering are subject to Lockup Leak-out Agreements, under which the Investors are unable to transfer or sell their shares within six months of the closing date (the “lockup period”). After that date, the Investors can sell up to 10% of their shares every 30-day period for the subsequent six months (the “leak-out” period). These sales cannot represent more than 10% of the daily trading volume of the Company’s common stock. After the first anniversary of the Securities Purchase Agreement there are no further restrictions.

As of December 31, 2022, the Company had received an aggregate of $6,200,000 as part of the Offering (see below for a breakout of the issuances). Additionally, subsequent to December 31, 2022, the Company has received an additional $1,600,000 as part of the Offering (refer to Note 19, Subsequent Events, for additional detail).

Issuances of shares pursuant to a Securities Purchase Agreement

On November 17, 2022, the Company issued an aggregate of 80,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $5,950,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 800,000 shares into escrow. The aggregate fair value of these shares was $8,976,000.

On December 15, 2022, the Company issued an aggregate of 2,666,667 shares of common stock to Investors in exchange for aggregate cash proceeds of $200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 266,667 shares into escrow. The aggregate fair value of these shares was $375,467.

On December 30, 2022, the Company issued an aggregate of 666,667 shares of common stock to Investors in exchange for aggregate cash proceeds of $50,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 66,667 shares into escrow. The aggregate fair value of these shares was $93,867.

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

On January 27, 2021, High Wire made the fifth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.0975 per share. High Wire accounted for the amendment as an extinguishment and recorded a deemed dividend in accordance with ASC 260-10-599-2.

On December 30, 2022, High Wire made the sixth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.08 per share in exchange for the remaining holder forfeiting their 5,400,000 outstanding share purchase warrants described in Note 8, Convertible Debentures. As a result, the Company recorded a gain on settlement of warrants of $176,735 to the consolidated statement of operations for the year ended December 31, 2022.

Subsequent to the sixth amendment, the principal terms of the Series A preferred stock shares are as follows:

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

Conversion rights – The holders of the Series A preferred stock shares have the right to convert each Series A preferred stock share and all accrued and unpaid dividends thereon shall be convertible at the option of the holder thereof, at any time after the issuance of such share into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which each share of the Series A preferred stock shares may be converted shall be determined by dividing the sum of the stated value of the Series A preferred stock shares ($1.00 per share) being converted and any accrued and unpaid dividends by the conversion price in effect at the time of the conversion. The Series A preferred stock shares may be converted at a fixed conversion price of $0.08, subject to adjustment for any subdivision or combination of the Company’s outstanding shares of common stock. The conversion price has a floor of $0.01 per share.

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

As of December 31, 2022, the carrying value of the Series A preferred stock was $722,098. This amount is recorded within mezzanine equity on the consolidated balance sheets.

On January 5, 2023, the holder of the Company’s Series A preferred stock converted the remaining shares into shares of the Company’s common stock (refer to Note 19, Subsequent Events, for additional detail).

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

On December 23, 2022, the Company issued an additional 810 shares of its Series D preferred stock. As a result of this issuance, the Company recorded stock compensation of $5,498,845 to the consolidated statement of operations for the year ended December 31, 2022.

As of December 31, 2022, the carrying value of the Series D Preferred Stock was $11,641,142. This amount is recorded within mezzanine equity on the consolidated balance sheets.

Refer to Note 19, Subsequent Events, for information on conversions and cancelations taking place after December 31, 2022.

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

On December 5, 2022, the Company issued 5,658,250 shares of common stock to a holder upon the conversion of 124.4815 shares of Series E preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,209,159, which was the carrying value of the Series D preferred converted.

As of December 31, 2022, the carrying value of the Series E Preferred Stock was $5,104,658. This amount is recorded within mezzanine equity on the consolidated balance sheets.

13. Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $1,903,649 as of December 31, 2022. This amount is included in derivative liabilities on the consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of December 31, 2022 was 4.8 years. The weighted-average remaining life on the stock options as of December 31, 2022 was 3.7 years. With the exception of those issued during February and June 2021, the stock options outstanding at December 31, 2022 were subject to vesting terms.

During 2022, the Company issued 12,500,000 warrants in connection with the Securities Purchase Agreement discussed in Note 11. Common Stock.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2021 through December 31, 2022:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	6,002,500	$0.50	$-
Granted	12,500,000	0.10
Exercised	-	-
Expired/forfeited	(5,402,500)	0.51
Outstanding at December 31, 2022	13,100,000	$0.11	$562,500
Exercisable at December 31, 2022	13,100,000	$0.11	$562,500

As of December 31, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	1.96
400,000	0.25	12/14/2021	12/14/2024	1.96
12,500,000	0.10	11/18/2022	11/18/2027	4.88
13,100,000

The following table summarizes the activity of stock options for the period of December 31, 2021 through December 31, 2022:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2021	10,844,239	$0.29	$-
Issued	1,701,080	0.10
Exercised	-	-
Cancelled/expired/forfeited	(607,751)	0.25
Outstanding at December 31, 2022	11,937,568	$0.26	$89,238
Exercisable at December 31, 2022	7,306,444	$0.28	$-

As of December 31, 2022, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	3.15
3,318,584	0.25	6/16/2021	6/16/2026	3.46
100,603	0.25	8/11/2021	8/11/2026	3.61
5,767,429	0.25	8/18/2021	8/18/2026	3.63
185,254	0.54	11/3/2021	11/3/2026	3.84
120,128	0.19	3/21/2022	3/21/2027	4.22
95,238	0.11	5/16/2022	5/16/2027	4.38
1,485,714	0.09	9/28/2022	9/28/2027	4.75
12,034,280

The remaining stock-based compensation expense on unvested stock options was $131,463 as of December 31, 2022. The stock options granted during 2022 were to employees, officers and directors.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Operating lease assets	$75,778	$227,132

Operating lease liabilities:
Current operating lease liabilities	93,623	142,925
Long term operating lease liabilities	-	126,044
Total operating lease liabilities	$93,623	$268,969

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the years ended December 31, 2022 and 2021, the Company recognized operating lease expense of $202,265 and $161,577, respectively. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of income and comprehensive income. During the years ended December 31, 2022 and 2021, short-term lease costs were $63,508 and $34,400, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $207,767 and $155,259, respectively, for the years ended December 31, 2022 and 2021. These amounts are included in operating activities in the consolidated statements of cash flows. During the years ended December 31, 2022 and 2021, the Company reduced its operating lease liabilities by $175,346 and $119,031, respectively, for cash paid.

The operating lease liabilities as of December 31, 2022 reflect a weighted average discount rate of 14%. The weighted average remaining term of the leases is 0.5 years. Remaining lease payments as of December 31, 2022 are as follows:

Year ending December 31,
2023	96,839
Less: imputed interest	(3,216)
Total	$93,623

15. Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the years ended December 31, 2022 and 2021).

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

On December 16, 2021, a former employee filed a lawsuit against the Company and its Chief Executive Officer for unpaid commissions. The claim is for $100,000. On March 7, 2022, the Company filed a response and counterclaim against the former employee. The Company settled the lawsuit for $39,000 during the fourth quarter of 2022.

16. Segment Disclosures

During the years ended December 31, 2022 and 2021, the Company had two operating segments including:

●	Technology, which is comprised of AWS PR, SVC, Tropical, HWN, and the former ADEX Entities.

●	High Wire, which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the High Wire reporting segment in one geographical area (the United States) and the AWS PR/SVC/Tropical/HWN/former ADEX operating segment in three geographical areas (the United States, Puerto Rico, and Canada).

Financial statement information by operating segment for the year ended December 31, 2022 is presented below:

	Year Ended December 31, 2022
	High Wire	Technology	Total

Net sales	$-	$55,049,441	$55,049,441
Operating loss	(3,982,006)	(19,679,952)	(23,661,958)
Interest expense	1,164,640	179,932	1,344,572
Depreciation and amortization	-	1,333,768	1,333,768
Total assets as of December 31, 2022	606,752	31,988,219	32,594,971

Geographic information as of and for the year ended December 31, 2022 is presented below:

	Revenues For The Year Ended December 31, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico and Canada	$2,267,820	$5,338
United States	52,781,621	21,919,802
Consolidated total	55,049,441	21,925,140

Financial statement information by operating segment for the year ended December 31, 2021 is presented below:

	Year Ended December 31, 2021
	High Wire	Technology	Total

Net sales	$-	$27,206,689	$27,206,689
Operating loss	(2,184,740)	(1,489,689)	(3,674,429)
Interest expense	293,359	244,920	538,279
Depreciation and amortization	-	506,364	506,364
Total assets as of December 31, 2021	506,835	43,314,747	43,821,582

Geographic information as of and for the year ended December 31, 2021 is presented below:

	Revenues For The Year Ended December 31, 2021	Long-lived Assets as of December 31, 2021

Puerto Rico and Canada	$1,226,594	$11,082
United States	25,980,095	34,821,673
Consolidated total	27,206,689	34,832,755

17. Income Taxes

The Company’s pre-tax loss for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December 31,
	2022	2021
Domestic	$(20,211,845)	$(13,934,179)
Foreign	385,371	256,549
Pre-tax Loss	$(19,826,474)	$(13,677,630)

The provision for income taxes for the years ended December 31, 2022 and 2021 was as follows:

Years Ended December 31,
	2022	2021
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Total provision for income taxes	$-	$-

The Company’s income taxes were calculated on the basis of foreign pre-tax income and domestic pre-tax loss of $385,371 and $20,211,845, respectively, for the year ended December 31, 2022. The Company’s income taxes were calculated on the basis of foreign pre-tax income and domestic pre-tax loss of $256,549 and $13,934,179, respectively, for the year ended December 31, 2021.

The Company’s effective tax rate for the years ended December 31, 2022 and 2021 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2022	2021
	%	%
Federal tax benefit at statutory rate	(21.0)	(21.0)
Permanent differences	(22.9)	20.0
State tax benefit, net of Federal benefits	-	-
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	-
Net change in valuation allowance	43.9	1.0
Provision	-	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2022	2021
Net operating loss carryforwards	$18,187,286	$27,447,714
Depreciation	59,454	3,634
Total assets	18,246,740	27,451,348

Total liabilities	-	-
Less: Valuation allowance	(18,246,740)	(27,451,348)

Net deferred tax liabilities	$-	$-

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards (“NOL’s”) of $18,187,286 and $27,447,714, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027. The NOL was acquired in the reverse merger and there is more likely than not a Section 382 limitation.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2022 and 2021, there was no accrued interest and penalties related to uncertain tax positions.

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

The results of operations of JTM have been included within net income from discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2022 and 2021.

The following table shows the balance sheet of the Company’s discontinued operations as of December 31, 2021:

December 31, 2021
Current assets:
Cash	$809,917
Accounts receivable	1,067,995
Contract assets	147,568
Prepaid expenses and deposits	57,915
Current assets of discontinued operations	$2,083,395

Noncurrent assets:
Property and equipment, net of accumulated depreciation of $73,733	$52,618
Noncurrent assets of discontinued operations	$52,618

Current liabilities:
Accounts payable and accrued liabilities	$402,142
Contract liabilities	4,700
Loans payable	12,362
Current liabilities of discontinued operations	$419,204

Noncurrent liabilities:
Loans payable, net of current portion	$33,496
Noncurrent liabilities of discontinued operations	$33,496

The following table shows the statements of operations for the Company’s discontinued operations for the years ended December 31, 2022 and 2021:

	For the years ended
	December 31,
	2022	2021

Revenue	$132,033	$9,509,419

Operating expenses:
Cost of revenues	298,384	7,043,944
Depreciation and amortization	-	49,597
Salaries and wages	32,666	366,654
General and administrative	57,957	567,346
Goodwill impairment	-	875,201
Intangible asset impairment	-	175,954
Total operating expenses	389,007	9,078,696

(Loss) income from operations	(256,974)	430,723

Other income:
Gain on disposal of subsidiary	919,873	-
Interest expense	-	(6,168)
PPP loan forgiveness	-	250,800
Total other income	919,873	244,632

Pre-tax income from operations	662,899	675,355

Provision for income taxes	-	-

Net income from discontinued operations, net of tax	$662,899	$675,355

19. Subsequent Events

Unsecured promissory note, Keith Hayter, 15% interest, matures August 31, 2023

On January 1, 2023, Keith Hayer, a related party, exchanged a convertible promissory note for an unsecured promissory note with no conversion feature. The principal amount of the new note is $235,837, which was the outstanding principal and accrued interest of the exchanged note as of that date. Interest accrues at 15% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2023. Principal payments under the new note began on March 31, 2023.

Issuance of shares pursuant to conversion of Series A preferred stock

On January 5, 2023, the Company issued 3,750,000 shares of common stock to Dominion Capital upon the conversion of 300,000 shares of Series A preferred stock with a stated value of $1 per share. The shares had a carrying value of $722,098. Subsequent to the conversion, there were 0 remaining shares of Series A preferred stock outstanding.

Issuances of shares pursuant to a Securities Purchase Agreement

On January 6, 2023, the Company issued an aggregate of 8,666,667 shares of common stock to Investors in exchange for aggregate cash proceeds of $650,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 866,667 shares into escrow. The aggregate fair value of these shares was $1,238,380.

On January 17, 2023, the Company issued an aggregate of 10,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $750,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,000,000 shares into escrow. The aggregate fair value of these shares was $1,140,700.

On February 3, 2023, the Company issued an aggregate of 2,666,667 shares of common stock to Investors in exchange for aggregate cash proceeds of $200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 266,667 shares into escrow. The aggregate fair value of these shares was $293,333.

On March 17, 2023, the Company issued an aggregate of 3,333,333 shares of common stock to Investors in exchange for aggregate cash proceeds of $250,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 333,333 shares into escrow. The aggregate fair value of these shares was $351,667.

On March 22, 2023, the Company issued an aggregate of 16,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $1,200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,600,000 shares into escrow. The aggregate fair value of these shares was $1,830,400.

On March 23, 2023, the Company issued an aggregate of 5,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $375,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 500,000 shares into escrow. The aggregate fair value of these shares was $575,000.

Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023

On January 16, 2023, the Company issued a $330,000 promissory note to Jeffrey Gardner. The note matures on April 15, 2023 and bears interest at a rate of 12% per annum. The Company received cash proceeds of $300,000.

Issuance of shares pursuant to conversion of Series D preferred stock

On January 20, 2023, the Company issued 6,511,628 shares of common stock to Cobra Equities SPV, LLC upon the conversion of 140 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,486,699, which was the carrying value of the Series D preferred converted.

Convertible Note Payment Extension Agreement – FJ Vulis and Associates, LLC

On February 6, 2023, the Company executed an agreement with FJ Vulis and Associates, LLC whereby FJ Vulis and Associates, LLC agreed to extend its option to call for payment of the principal amount and accrued interest of its convertible debenture from February 6, 2023 to March 3, 2023. In exchange, the Company agreement to pay FJ Vulis and Associates a one-time extension fee of $30,000.

Issuance of stock options to Mark Porter

On February 8, 2023, the Company issued to Mark Porter options to purchase 894,737 shares of its common stock at an exercise price of $0.095 per share. The options vested in full upon issuance.

Loan with Cedar Advance LLC (2023)

On February 9, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Cedar Advance LLC. Under the Financing Agreement, the Financing Parties sold to Cedar Advance future receivables in an aggregate amount equal to $725,000 for a purchase price of $500,000. The Company received cash of $475,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $30,208 each week based upon an anticipated 25% of its future receivables until such time as $725,000 has been paid, a period Cedar Advance and the Financing Parties estimate to be approximately six months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

Loan with Pawn Funding (2023)

On February 16, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $362,500 for a purchase price of $250,000. The Company received cash of $237,500.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $15,104 each week based upon an anticipated 25% of its future receivables until such time as $362,500 has been paid, a period Pawn Funding and the Financing Parties estimate to be approximately six months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

Issuance of shares pursuant to consulting agreements

On February 20, 2023, the Company issued 800,000 shares of common stock to Ocean Street Partners in connection with a consulting agreement.

On February 20, 2023, the Company issued 2,000,000 shares of common stock to Capital Market Access LLC in connection with a consulting agreement. Additionally, the Company issued to Capital Market Access LLC options to purchase 600,000 shares of its common stock with an exercise price of $0.30. These options vest equally every three months from the date of grant.

Amendment to factor financing agreement

On February 22, 2023, ADEX, a former subsidiary of the Company, entered into an amendment to the factor financing agreement discussed in Note 9, Factor Financing, pursuant to which ADEX agreed to sell and assign and Bay View Funding agreed to buy and accept, certain accounts receivable owing to ADEX. The amendment amended the agreement to include the Company’s HWN and SVC subsidiaries. Under the terms of the Amendment, upon the receipt and acceptance of each assignment of accounts receivable, Bay View Funding will pay ADEX, HWN and SVC, individually and together, ninety percent (90%) of the face value of the assigned accounts receivable, up to maximum total borrowings of $9,000,000 outstanding at any point in time. ADEX, HWN and SVC additionally granted Bay View Funding a continuing security interest in, and lien upon, all accounts receivable, inventory, fixed assets, general intangibles, and other assets.

The Company used proceeds from the amended agreement to pay the remaining principal on the promissory note outstanding to Cornerstone National Bank & Trust discussed in Note 7, Loans Payable.

Issuance of stock options to Stephen LaMarche

On February 24, 2023, the Company issued to Stephen LaMarche options to purchase 869,565 shares of its common stock at an exercise price of $0.115 per share. The options will vest 30% after ninety days from the date of grant, with the remaining 70% vesting eighteen months from the date of grant.

Issuance of stock options to employees

On February 24, 2023, the Company issued to certain non-executive employees options to purchase an aggregate of 834,783 shares of its common stock at an exercise price of $0.115 per share. The options will vest 30% after ninety days from the date of grant, with the remaining 70% vesting eighteen months from the date of grant.

Divestiture of the ADEX Entities

On March 6, 2023, the Company entered into a stock purchase agreement, by and among ADEX Corporation, ADEX Canada LTD., ADEX Puerto Rico, LLC and ADEXCOMM, and ADEX Acquisition Corp., pursuant to which the Company sold to ADEX Acquisition Corp. its legacy staffing business in a transaction valued at approximately $11.5 million, comprised primarily of the elimination of approximately $10 million of debt, representing monthly debt payments of approximately $325,000, and the cancellation of 140 shares of the Company’s Series D preferred stock. The sale of ADEX Corporation closed simultaneously with the signing of the agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Wire Networks, Inc.

Date: April 17, 2023	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

Date: April 17, 2023	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark W. Porter	Chief Executive Officer and Chairman of the	April 17, 2023
Mark W. Porter	Board of Directors

/s/ Daniel J. Sullivan	Chief Financial Officer (Principal Financial Officer	April 17, 2023
Daniel J. Sullivan	and Principal Accounting Officer)

/s/ Stephen W. LaMarche	Chief Operating Officer and Director	April 17, 2023
Stephen W. LaMarche

/s/ Peter H. Kruse	Director	April 17, 2023
Peter H. Kruse

Exhibit Index

Exhibit #	Exhibit Description
2.1	Agreement and Plan of Merger, by and among Spectrum Global Solutions, Inc., HW Merger Sub, Inc., HWN, Inc. and the other parties thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 2, 2021)

3.2	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2022)

3.3	Amended Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2021)

3.4	Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 22, 2021)

4*	Description of registered securities

10.1	Securities Purchase Agreement, dated as of November 3, 2021, by and between HWN, Inc. (f/k/a Spectrum Global Solutions, Inc. and Dominion Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.2	Senior Secured Convertible Promissory Note, dated November 3, 2021, issued to Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.3	Registration Rights Agreement, dated as of November 3, 2021, by and between HWN, Inc. and Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.4	Stock Purchase Agreement, dated as of April 13, 2021, by and among Spectrum Global Solutions, Inc., SVC, Inc., Secure Voice Corp. and Telecom Assets Corp. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 16, 2021)

10.5	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.6*	Employment Agreement, dated as of March 1, 2021, by and between Spectrum Global Solutions, Inc. and Mark W. Porter

10.7*	Employment Agreement, dated as of January 31, 2023, by and between High Wire Networks, Inc. and Stephen LaMarche

21.1*	List of Subsidiaries

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.