Form 10-Q
period 2023-03-31
HIGH WIRE NETWORKS, INC.
filed 2023-05-17
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 228,883,332 common shares issued and outstanding as of May 15, 2023.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	March 31,	December 31,
ASSETS	2023	2022
	(Unaudited)
Current assets:
Cash	$978,243	$649,027
Accounts receivable, net of allowance of $36,000	7,037,009	3,925,504
Prepaid expenses and other current assets	509,876	883,858
Current assets of discontinued operations	-	5,211,442
Total current assets	8,525,128	10,669,831

Property and equipment, net of accumulated depreciation of $327,509 and $294,763, respectively	1,498,412	1,549,609
Goodwill	5,406,319	8,028,106
Intangible assets, net of accumulated amortization of $1,840,430 and $1,670,556, respectively	4,568,259	4,738,134
Operating lease right-of-use assets	33,069	57,408
Noncurrent assets of discontinued operations	-	7,551,883
Total assets	$20,031,187	$32,594,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	5,920,765	6,425,226
Contract liabilities	808,045	1,665,831
Loans payable to related parties	100,000	209,031
Current portion of loans payable, net of debt discount of $302,980 and $658,838, respectively	1,512,548	1,928,964
Current portion of convertible debentures	273,894	1,598,894
Factor financing	2,353,956	-
Current portion of derivative liabilities	1,692,232	4,720,805
Contingent consideration	100,000	100,000
Operating lease liabilities	42,702	74,266
Current liabilities of discontinued operations	-	4,836,776
Total current liabilities	12,804,142	21,559,793

Long-term liabilities:
Loans payable, net of current portion	-	185,513
Convertible debentures, net of current portion	-	1,625,000
Derivative liabilities, net of current portion	-	3,324,126
Noncurrent liabilities of discontinued operations	-	152,102
Total long-term liabilities	-	5,286,741

Total liabilities	12,804,142	26,846,534

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 issued, 0 and 300,000 outstanding as of March 31, 2023 and December 31, 2022, respectively	-	722,098
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,500 issued, and 1,125 and 1,405 outstanding as of March 31, 2023 and December 31, 2022, respectively	9,245,462	11,641,142
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued and 526 outstanding as of March 31, 2023 and December 31, 2022	5,104,658	5,104,658
Total mezzanine equity	14,350,120	17,467,898

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 227,783,332 and 164,488,370 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,278	1,645
Additional paid-in capital	26,458,040	20,338,364
Accumulated deficit	(33,583,393)	(32,059,470)
Total High Wire Networks, Inc. stockholders’ deficit	(7,123,075)	(11,719,461)
Noncontrolling interest	-	-
Total stockholders’ deficit	(7,123,075)	(11,719,461)

Total liabilities and stockholders’ deficit	$20,031,187	$32,594,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2023	2022

Revenue	$10,165,171	$5,313,114

Operating expenses:
Cost of revenues	8,731,668	3,424,113
Depreciation and amortization	202,620	120,584
Salaries and wages	1,993,016	2,031,244
General and administrative	1,868,810	1,367,771
Total operating expenses	12,796,114	6,943,712

Loss from operations	(2,630,943)	(1,630,598)

Other income (expenses):
Interest expense	(185,652)	(253,229)
Amortization of discounts on convertible debentures and loans payable	(508,564)	(672,616)
Gain on change in fair value of derivatives	3,140,404	3,872,339
Exchange loss	(1,456)	-
Amortization of premiums on convertible debentures and loans payable to related parties	-	386,757
Other income	-	1,260
Total other income	2,444,732	3,334,511

Net loss (income) from continuing operations before income taxes	(186,211)	1,703,913

Provision for income taxes	-	-

Net (loss) income from continuing operations	(186,211)	1,703,913

Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,125,137
Less: net loss from discontinued operations attributable to noncontrolling interest	-	128,487

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(1,523,923)	$4,957,537

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.00)	$0.03
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.07
Net (loss) income per share	$(0.01)	$0.10

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.00)	$0.02
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.03
Net (loss) income per share	$(0.01)	$0.05

Weighted average common shares outstanding:
Basic	197,475,692	48,728,249
Diluted	197,475,692	101,821,565

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	For the three months ended March 31, 2023
	Common stock		Additional paid-in	(Accumulated deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total
Balances, January 1, 2023	164,488,370	$1,645	$20,338,364	$(32,059,470)	$-	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	722,060	-	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	3,424,498	-	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	1,445,155	-	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	242,172			242,200
Stock-based compensation	-	-	285,791	-	-	285,791
Net loss for the period	-	-	-	(1,523,923)	-	(1,523,923)

Ending balance, March 31, 2023	227,783,332	$2,278	$26,458,040	$(33,583,393)	$-	$(7,123,075)

	For the three months ended March 31, 2022
	Common stock		Additional paid-in	(Accumulated deficit)/retained	Noncontrolling
	Shares	$	capital	earnings	interest	Total
Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock to upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock to upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net loss for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss (income) from continuing operations	$(186,211)	$1,703,913

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on change in fair value of derivative liabilities	(3,140,404)	(3,872,339)
Amortization of discounts on convertible debentures and loans payable	508,564	672,616
Amortization of premiums on convertible debentures and loans payable to related parties	-	(386,757)
Depreciation and amortization	202,620	120,585
Amortization of operating lease right-of-use assets	24,339	28,744
Stock-based compensation related to stock options	285,791	299,034
Stock-based compensation related to third-party vendors	242,200	-
Loss (gain) on disposal of subsidiary	1,434,392	(919,873)
Changes in operating assets and liabilities:
Accounts receivable	(3,111,505)	473,842
Prepaid expenses and other current assets	373,982	(467,469)
Accounts payable and accrued liabilities	91,462	805,667
Contract liabilities	(857,786)	113,397
Operating lease liabilities	(31,564)	(32,863)
Net cash used in operating activities of continuing operations	(4,164,120)	(1,461,503)
Net cash (used in) provided by operating activities of discontinued operations	(995,089)	1,310,583
Net cash used in operating activities	(5,159,209)	(150,920)

Cash flows from investing activities:
Purchase of equipment	-	(35,000)
Cash received in connection with disposal of JTM	50,000	275,000
Net cash provided by investing activities	50,000	240,000

Cash flows from financing activities:
Proceeds from loans payable	1,250,000	-
Repayments of loans payable	(1,293,023)	(709,232)
Proceeds from factor financing	3,251,007	-
Repayments of factor financing	(897,051)	-
Securities Purchase Agreement proceeds	3,425,000	-
Net cash provided by (used in) financing activities of continuing operations	5,735,933	(709,232)
Net cash (used in) provided by financing activities of discontinued operations	(297,508)	606,836
Net cash provided by (used in) financing activities	5,438,425	(102,396)

Net increase (decrease) in cash	329,216	(13,316)

Cash, beginning of period	649,027	445,479

Cash, end of period	$978,243	$432,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,681	$86,250
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series A preferred stock	$722,098	$-
Common stock issued for conversion of Series D preferred stock	$1,445,220	$258,079
Original issue discounts on loans payable	$530,000	$-
Common stock issued for conversion of convertible debentures	$-	$815,292
Receivable from JTM disposition	$-	$250,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

March 31, 2023

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

On February 15, 2022, HWN sold its 50% interest in JTM, which qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

On March 6, 2023, HWN divested the ADEX Entities (refer to Note 3, Disposal of Subsidiary, for additional detail). The divestiture of the ADEX Entities qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

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

Basis of Presentation/Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, AWS PR, Tropical, and SVC. All subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2023 and December 31, 2022 was $36,000.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2023 and 2022.

Intangible Assets

At March 31, 2023 and December 31, 2022, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three months ended March 31, 2023 and 2022.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three months ended March 31, 2023 and 2022.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2010 to 2022. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Three months ended March 31, 2023	Three months ended March 31, 2022
Fixed-price	$8,475,401	$3,078,929
Time-and-materials	1,689,770	2,234,185
Total	$10,165,171	$5,313,114

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the unaudited condensed consolidated balance sheets. At March 31, 2023 and December 31, 2022, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At March 31, 2023 and December 31, 2022, contract liabilities totaled $808,045 and $1,665,831, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of March 31, 2023 and December 31, 2022, respectively, the Company had 111,376,278 and 178,640,968 common stock equivalents outstanding. As of March 31, 2022, 53,093,316 of the common stock equivalents were dilutive.

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

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company generated operating losses in the three months ended March 31, 2023 and 2022, and High Wire has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the three months ended March 31, 2023, the Company had an operating loss of $2,630,943, cash flows used in continuing operations of $4,164,120, and a working capital deficit of $4,279,014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable, its forecasts of operations for one year from the date of the filing of the unaudited condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management requires additional funds over the next twelve months to fully implement its business plan. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

Recent Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). In June 2016, the FASB issued ASU No. 2016-13. The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (the “SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ASU 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08). In October 2021, the FASB issued ASU 2021-08. This guidance amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. As a public business entity, this standard will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of March 31, 2023, HWN had a cash balance in excess of provided insurance of $404,320.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2023, two customers accounted for 36% and 23%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 26% and 20%, respectively, of trade accounts receivable as of March 31, 2023. For the three months ended March 31, 2022, two customers accounted for 18% and 16%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 21% and 13%, respectively, of trade accounts receivable as of March 31, 2022.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 98% and 94% of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 2% and 6% of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2023 and December 31, 2022 consisted of the following:

	Total fair value at March 31, 2023	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$1,692,232	$-	$-	$1,692,232

	Total fair value at December 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$8,044,931	$-	$-	$8,044,931

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2023 and December 31, 2022, the Company had a derivative liability of $1,692,232 and $8,044,931, respectively.

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

On March 6, 2023, the Company entered into a stock purchase agreement, by and among ADEX Corporation, ADEX Canada LTD., ADEX Puerto Rico, LLC and ADEXCOMM, and ADEX Acquisition Corp., pursuant to which the Company sold to ADEX Acquisition Corp. its legacy staffing business in a transaction valued at approximately $11,500,000, comprised primarily of the elimination of approximately $10,000,000 of debt, representing monthly debt payments of approximately $325,000, and the cancellation of 140 shares of the Company’s Series D preferred stock. The sale of ADEX Corporation closed simultaneously with the signing of the agreement.

The Company considered whether or not this transaction would cause the ADEX Entities to qualify for discontinued operations treatment. The Company determined that the sale of the ADEX Entities qualifies for discontinued operations treatment as of March 31, 2023 due to the size of their operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a loss on disposal of subsidiary of $1,434,392 to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. Additionally, the ADEX Entities had net income of $96,680 during the period of January 1, 2023 through March 6, 2023. The net of these amounts is included within net (loss) income from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

4.	Property and Equipment

Property and equipment as of March 31, 2023 and 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Computers and office equipment	$167,401	$167,401
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	801,669	820,120
Machinery and equipment	838,800	838,800
Total	1,825,921	1,844,372

Less: accumulated depreciation	(327,509)	(294,763)

Equipment, net	$1,498,412	$1,549,609

During the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $32,746 and $32,952, respectively.

5.	Intangible Assets

Intangible assets as of March 31, 2023 and 2022 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at March 31, 2023	Net carrying value at December 31, 2022
Customer relationship and lists	$5,266,705	$(1,400,156)	$-	$3,866,549	$4,006,705
Trade names	1,141,984	(440,274)	-	701,710	731,429

Total intangible assets	$6,408,689	$(1,840,430)	$-	$4,568,259	$4,738,134

During the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $169,874 and $87,633, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2023	267,100
2024	356,133
2025	356,133
2026	356,133
2027	356,133
Thereafter	2,876,627
Total	$4,568,259

6.	Related Party Transactions

Loans Payable to Related Parties

As of March 31, 202 and December 31, 2022, the Company had outstanding the following loans payable to related parties:

	March 31,	December 31,
	2023	2022
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	$100,000	$100,000
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023	-	109,031
Total	$100,000	$209,031

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

As of March 31, 2023, the Company owed $100,000 pursuant to this agreement.

Convertible promissory note, Keith Hayter, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Keith Hayter. The note was originally issued on August 31, 2020 in the principal amount of $554,031. Interest accrued at 10% per annum. All principal and accrued but unpaid interest under the note was originally due on August 31, 2022. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option did not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note had an original conversion premium of $1,359,761, and the fair value of the note was $378,000.

During the period of June 16, 2021 through December 31, 2021, the holder of the note converted $200,000 of principal into shares of the Company’s common stock.

During the year ended December 31, 2022, the holder of the note converted $245,000 of principal into shares of the Company’s common stock.

For the three months ended March 31, 2022, the Company recorded $370,844 of amortization of premium to the consolidated statement of operations.

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

As of January 1, 2023, the holder was no longer considered a related party.

On January 1, 2023, the note was exchanged by the holder for a new unsecured promissory note with no conversion feature (refer to Note 7, Loans Payable, for additional detail). The amount exchanged was the outstanding principal and accrued interest of $109,031 and $126,806, respectively).

7.	Loans Payable

As of March 31, 2023 and December 31, 2022, the Company had outstanding the following loans payable:

	March 31,	December 31,
	2023	2022
Unsecured promissory note, Keith Hayter, 15% interest, matures August 31, 2023	$210,837	$-
Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023, net of debt discount of $5,000	325,000	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures July 28, 2023, net of debt discount of $150,560	362,981	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 4, 2023, net of debt discount of $147,420	396,330	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	-	245,765
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Total	$1,512,548	$2,114,477

Less: Current portion of loans payable, net of debt discount	(1,512,548)	(1,928,964)

Loans payable, net of current portion	$-	$185,513

Unsecured promissory note, Keith Hayter, 15% interest, matures August 31, 2023

On January 1, 2023, Keith Hayter, formerly a related party, exchanged a convertible promissory note for an unsecured promissory note with no conversion feature. The principal amount of the new note is $235,837, which was the outstanding principal and accrued interest of the exchanged note as of that date. Interest accrues at 15% per annum. All principal and accrued but unpaid interest under the note is due on August 31, 2023.

During the three months ended March 31, 2023, the Company made cash payments for principal of $25,000.

As of March 31, 2023, the Company owed $210,837 pursuant to this agreement.

Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023

On January 16, 2023, the Company issued a $330,000 promissory note to Jeffrey Gardner. The note matures on April 15, 2023 and bears interest at a rate of 12% per annum. The Company received cash proceeds of $300,000 and recorded a debt discount of $30,000.

As of March 31, 2023, the Company owed $330,000 pursuant to this agreement.

On April 14, 2023, the Company paid the outstanding principal balance (refer to Note 19, Subsequent Events, for additional detail).

Loan with Cedar Advance LLC (2023)

On February 9, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Cedar Advance LLC. Under the Financing Agreement, the Financing Parties sold to Cedar Advance future receivables in an aggregate amount equal to $725,000 for a purchase price of $500,000. The Company received cash of $475,000 and recorded a debt discount of $250,000.

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

During the three months ended March 31, 2023, the Company paid $211,458 of the original balance under the agreement.

As of March 31, 2023, the Company owed $513,542 pursuant to this agreement and will record accretion equal to the debt discount of $150,560 over the remaining term of the note.

Loan with Pawn Funding (2023)

On February 16, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $725,000 for a purchase price of $500,000. The Company received cash of $475,000 and recorded a debt discount of $250,000.

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

During the three months ended March 31, 2023, the Company paid $181,250 of the original balance under the agreement.

As of March 31, 2023, the Company owed $543,750 pursuant to this agreement and will record accretion equal to the debt discount of $147,420 over the remaining term of the note.

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

As of March 31, 2023, the Company owed $217,400 pursuant to this agreement.

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

During the three months ended March 31, 2023, the remaining principal balance of $245,765 was paid using proceeds from factor financing. As a result of these payments, the amount owed at March 31, 2023 was $0.

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

During the period of January 1, 2023 and March 6, 2023, the Company paid $314,775 of the original balance under the agreement. As a result of these payments, the Company owed $840,330 as of March 6, 2023.

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Disposal of Subsidiary, for additional detail).

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

During the period of January 1, 2023 and March 6, 2023, the Company paid $314,775 of the original balance under the agreement. As a result of these payments, the Company owed $840,330 as of March 6, 2023.

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Disposal of Subsidiary, for additional detail).

8.	Convertible Debentures

As of March 31, 2023 and December 31, 2022, the Company had outstanding the following convertible debentures:

	March 31,	December 31,
	2023	2022
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures June 30, 2023	23,894	23,894
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	-	2,450,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	-	500,000
Total	273,894	3,223,894

Less: Current portion of convertible debentures, net of debt discount/premium	(273,894)	(1,598,894)

Convertible debentures, net of current portion, net of debt discount	$-	$1,625,000

The Company’s convertible debentures have an effective interest rate range of 11.2% to 18.8%.

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

As of March 31, 2023, the Company owed $125,000 pursuant to this agreement.

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

As of March 31, 2023, the Company owed $125,000 pursuant to this agreement.

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

On March 31, 2023, the Company and the holder of the note mutually agreed to extend the maturity date to June 30, 2023. The terms of the note were unchanged.

As of March 31, 2023, the Company owed $23,894 pursuant to this agreement.

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

As of March 6, 2023, the Company owed $2,450,000 pursuant to this agreement.

On March 6, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Disposal of Subsidiary, for additional detail).

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

As of March 6, 2023, the Company owed $500,000 pursuant to this agreement.

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Disposal of Subsidiary, for additional detail).

9.	Factor Financing

On February 22, 2023, ADEX, a former subsidiary of the Company, entered into an amendment to its factor financing agreement, pursuant to which ADEX agreed to sell and assign and Bay View Funding agreed to buy and accept, certain accounts receivable owing to ADEX. The amendment amended the agreement to include the Company’s HWN and SVC subsidiaries. Under the terms of the Amendment, upon the receipt and acceptance of each assignment of accounts receivable, Bay View Funding will pay ADEX, HWN and SVC, individually and together, ninety percent (90%) of the face value of the assigned accounts receivable, up to maximum total borrowings of $9,000,000 outstanding at any point in time. ADEX, HWN and SVC additionally granted Bay View Funding a continuing security interest in, and lien upon, all accounts receivable, inventory, fixed assets, general intangibles, and other assets.

Under the factoring agreement, HWN and SVC may borrow up to the lesser of $4,000,000 or an amount equal to the sum of all undisputed purchased receivables multiplied by the advance percentage, less any funds in reserve. HWN and SVC will pay to Bay View Funding a factoring fee upon purchase of receivables by Bay View Funding equal to 0.45% of the gross face value of the purchased receivable for the first 30 day period from the date said purchased receivable is first purchased by Bay View Funding, and a factoring fee of 0.25% per 15 days thereafter until the date said purchased receivable is paid in full or otherwise repurchased by HWN and SVC or otherwise written off by Bay View Funding within the write off period. HWN and SVC will also pay a finance fee to Bay View Funding on the outstanding advances under the agreement at a floating rate per annum equal to the Prime Rate plus 1.75%. The finance rate will increase or decrease monthly, on the first day of each month, by the amount of any increase or decrease in the Prime Rate, but at no time will the finance fee be less than 9.25%.

The Company used proceeds from the amended agreement to pay the remaining principal on the promissory note outstanding to Cornerstone National Bank & Trust discussed in Note 7, Loans Payable.

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the amounts owed and related to ADEX accounts receivable were assumed by the buyer (refer to Note 3, Disposal of Subsidiary, for additional detail).

During the three months ended March 31, 2023, the Company paid $24,242 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the three months ended March 31, 2023, the Company received an aggregate of $3,251,007 and repaid an aggregate of $897,051.

The Company owed $2,353,956 under the agreement as of March 31, 2023.

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of March 31, 2023, the derivative liability balance of $1,692,232 was comprised of $277,494 of derivatives related to the Company’s convertible debentures, and $1,414,738 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2022, the derivative liability balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2023:

March 31,
2023
Balance at the beginning of the period	$8,044,931
Change in fair value of embedded conversion option	(3,140,404)
Divestiture of the ADEX Entities	(3,212,295)
Balance at the end of the period	1,692,232

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2023	117 –263%	3.60– 4.64%	0%	0.25 – 4.64
At December 31, 2022	122 – 269%	3.99– 4.73%	0%	0.25 – 4.88

11.	Common Stock

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

Issuance of shares pursuant to conversion of Series D preferred stock

On January 20, 2023, the Company issued 6,511,628 shares of common stock to Cobra Equities SPV, LLC upon the conversion of 140 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,445,220, which was the carrying value of the Series D preferred converted.

Issuance of shares pursuant to consulting agreements

On February 20, 2023, the Company issued 800,000 shares of common stock to Ocean Street Partners in connection with a consulting agreement. The shares had a fair value of $69,200.

On February 20, 2023, the Company issued 2,000,000 shares of common stock to Capital Market Access LLC in connection with a consulting agreement. The shares had a fair value of $173,000. Additionally, the Company issued to Capital Market Access LLC options to purchase 600,000 shares of its common stock with an exercise price of $0.30. These options vest equally every three months from the date of grant.

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

As of March 31, 2023, the Company had received an aggregate of $9,625,000 as part of the Offering (see below for a breakout of the issuances). Additionally, subsequent to March 31, 2023, the Company has received an additional $75,000 as part of the Offering (refer to Note 19, Subsequent Events, for additional detail).

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

On March 17, 2023, the Company issued an aggregate of 3,333,333 shares of common stock to Investors in exchange for aggregate cash proceeds of $250,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 333,333 shares into escrow. The aggregate fair value of these shares was $386,833.

On March 22, 2023, the Company issued an aggregate of 16,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $1,200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,600,000 shares into escrow. The aggregate fair value of these shares was $2,013,440.

On March 23, 2023, the Company issued an aggregate of 5,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $375,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 500,000 shares into escrow. The aggregate fair value of these shares was $632,500.

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

On December 30, 2022, High Wire made the sixth amendment to the Certificate of Designation of its Series A preferred stock which lowered the fixed conversion price to $0.08 per share in exchange for the remaining holder forfeiting their 5,400,000 outstanding share purchase warrants.

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

On January 5, 2023, the holder of the Company’s Series A preferred stock converted the remaining 300,000 shares into shares of the Company’s common stock (refer to Note 11, Common Stock, for additional detail).

Series B

On April 16, 2018, High Wire designated 1,000 shares of Series B preferred stock with a stated value of $3,500 per share. The Series B preferred stock is neither redeemable nor convertible into common stock. The principal terms of the Series B preferred stock shares are as follows:

Issue Price — The stated price for the Series B preferred stock shares shall be $3,500 per share.

Redemption — The Series B preferred stock shares are not redeemable.

Dividends — The holders of the Series B preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation — The Corporation’s Series A preferred stock (the “Senior Preferred Stock) shall have a liquidation preference senior to the Series B preferred stock. Upon any fundamental transaction, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B preferred stock shares shall be entitled, after any distribution or payment is made upon any shares of capital stock of the Company having a liquidation preference senior to the Series B preferred stock shares, including the Senior Preferred Stock, but before any distribution or payment is made upon any shares of common stock or other capital stock of the Company having a liquidation preference junior to the Series B preferred stock shares, to be paid in cash the sum of $3,500 per share. If upon such liquidation, dissolution or winding up, the assets to be distributed among the Series B preferred stock holders and all other shares of capital stock of the Company having the same liquidation preference as the Series B preferred stock shall be insufficient to permit payment to said holders of such amounts, then all of the assets of the Company then remaining shall be distributed ratably among the Series B preferred stock holders and such other capital stock of the Company having the same liquidation preference as the Series B preferred stock, if any. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after provision is made for Series B preferred stock holders and all other shares of capital stock of the Company having the same liquidation preference as the Series B preferred stock, if any, then-outstanding as provided above, the holders of common stock and other capital stock of the Company having a liquidation preference junior to the Series B preferred stock shall be entitled to receive ratably all remaining assets of the Company to be distributed.

Voting — The holders of shares of Series B preferred stock shall be voted together with the shares of common stock such that the aggregate voting power of the Series B preferred stock is equal to 51% of the total voting power of the Company.

Conversion — There are no conversion rights.

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

Subsequent to the first amendment, the principal terms of the Series D preferred stock shares are as follows:

Issue Price — The stated price for the Series D preferred stock shares shall be $10,000 per share.

Redemption — The Series D preferred stock shares are not redeemable.

Dividends — The holders of the Series D preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation — Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to $10,000 for each share of Series D before any distribution or payment shall be made to the holders of any other securities of the Corporation and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series D were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

Voting — Except as otherwise provided in the agreement or as required by law, the Series D shall be voted together with the shares of common stock, par value $0.00001 per share of the Corporation (“Common Stock”), and any other series of preferred stock then outstanding that have voting rights, and except as provided in Section 7, not as a separate class, at any annual or special meeting of stockholders of the Corporation, with respect to any question or matter upon which the holders of Common Stock have the right to vote, such that the voting power of each share of Series D is equal to the voting power of the shares of Common Stock that each such share of Series D would be convertible into pursuant to Section 6 if the Series D Conversion Date was the date of the vote. The Series D shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Corporation and may act by written consent in the same manner as the holders of Common Stock of the Corporation.

Conversion — Beginning ninety (90) days from the date of issuance, all or a portion of the Series D may be converted into Common Stock at the greater of the Fixed Price and the Average Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), without any further action, all shares of Series D shall automatically convert into shares of Common Stock at the Fixed Price, which is defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D ( subject to adjustment for any reverse or forward split of the Common Stock). The Series D shares were issued on June 16, 2021, and the closing price of the Company’s common stock was $0.225 on June 15, 2021. The Average Price is defined as the average closing price of the Company’s common stock for the 10 trading days immediately preceding, but not including, the conversion date.

Vote to Change the Terms of or Issuance of Series D — The affirmative vote at a meeting duly called for such purpose, or written consent without a meeting, of the holders of not less than fifty-one (51%) of the then outstanding shares of Series D shall be required for any change to the Certificate of Designation, Preferences, Rights and Other Rights of the Series D.

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

On January 20, 2023, the Company issued 6,511,628 shares of common stock to Cobra Equities SPV, LLC upon the conversion of 140 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,445,220, which was the carrying value of the Series D preferred converted.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series D preferred stock shares as temporary equity or “mezzanine.”

As of March 31, 2023, the carrying value of the Series D Preferred Stock was $9,245,462. This amount is recorded within mezzanine equity on the unaudited condensed consolidated balance sheets.

Series E

On December 20, 2021, the Company designated 650 shares of Series E preferred stock with a stated value of $10,000 per share. The Series E preferred stock is not redeemable.

The principal terms of the Series E preferred stock shares are as follows:

Issue Price — The stated price for the Series E preferred stock shares shall be $10,000 per share.

Redemption — The Series E preferred stock shares are not redeemable.

Dividends — The holders of the Series E preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation — Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to $10,000 for each share of Series E before any distribution or payment shall be made to the holders of any other securities of the Corporation and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series E were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

Voting — Except as otherwise provided herein or as required by law, the Series E shall be voted together with the shares of common stock, par value $0.00001 per share of the Corporation (“Common Stock”), and any other series of preferred stock then outstanding that have voting rights, and except as provided in Section 7, below, not as a separate class, at any annual or special meeting of stockholders of the Corporation, with respect to any question or matter upon which the holders of Common Stock have the right to vote, such that the voting power of each share of Series E is equal to the voting power of the shares of Common Stock that each such share of Series E would be convertible into pursuant to Section 6 if the Series E Conversion Date was the date of the vote. The Series E shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Corporation and may act by written consent in the same manner as the holders of Common Stock of the Corporation.

Conversion — Beginning ninety (90) days from the date of issuance, all or a portion of the Series E may be converted into Common Stock at the Fixed Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series E Conversion Date”), without any further action, all shares of Series E shall automatically convert into shares of Common Stock at the Fixed Price. “Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series E (subject to adjustment for any reverse or forward split of the Common Stock or similar occurrence). The Series D shares were issued on December 30, 2021, and the closing price of the Company’s common stock was $0.23075 on December 29, 2021.

Vote to Change the Terms of or Issuance of Series E — The affirmative vote at a meeting duly called for such purpose, or written consent without a meeting, of the holders of not less than fifty-one (51%) of the then outstanding shares of Series E shall be required for any change to the Certificate of Designation, Preferences, Rights and Other Rights of the Series E.

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

As of March 31, 2023, the carrying value of the Series E Preferred Stock was $5,104,658. This amount is recorded within mezzanine equity on the unaudited condensed consolidated balance sheets.

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $1,414,738 as of March 31, 2023. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of March 31, 2023 was 4.5 years. The weighted-average remaining life on the stock options as of March 31, 2023 was 3.8 years. With the exception of those issued during February and June 2021, the stock options outstanding at March 31, 2023 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2022 through March 31, 2023:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	13,100,000	$0.11	$-
Granted	-	-
Exercised	-	-
Expired/forfeited	-	-
Outstanding at March 31, 2023	13,100,000	$0.11	$125,000
Exercisable at March 31, 2023	13,100,000	$0.11	$125,000

As of March 31, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	1.71
400,000	0.25	12/14/2021	12/14/2024	1.71
12,500,000	0.10	11/18/2022	11/18/2027	4.64
13,100,000

The following table summarizes the activity of stock options for the period of December 31, 2022 through March 31, 2023:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	12,034,280	$0.26	$89,238
Issued	3,199,085	0.14
Exercised	-	-
Cancelled/expired/forfeited	-	-
Outstanding at March 31, 2023	15,233,365	$0.24	$47,326
Exercisable at March 31, 2023	13,201,364	$0.25	$-

As of March 31, 2023, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	2.90
3,318,584	0.25	6/16/2021	6/16/2026	3.21
100,603	0.25	8/11/2021	8/11/2026	3.37
5,767,429	0.25	8/18/2021	8/18/2026	3.39
185,254	0.54	11/3/2021	11/3/2026	3.60
120,128	0.19	3/21/2022	3/21/2027	3.98
95,238	0.11	5/16/2022	5/16/2027	4.13
1,485,714	0.09	9/28/2022	9/28/2027	4.50
894,737	0.10	2/8/2023	2/8/2028	4.86
600,000	0.30	2/8/2023	2/8/2028	4.86
1,704,348	0.12	2/27/2023	2/27/2028	4.92
15,233,365

The remaining stock-based compensation expense on unvested stock options was $202,518 as of December 31, 2022. The stock options granted during 2023 were to employees, officers, directors, and consultants.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Operating lease assets	$33,069	$57,408

Operating lease liabilities:	$42,702	$74,266

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2023 and 2022, the Company recognized operating lease expense of $25,136 and $33,460, respectively. Operating lease costs are included within selling, administrative and other expenses on the unaudited condensed consolidated statements of operations. During each of the three months ended March 31, 2023 and 2022, short-term lease costs were $15,877.

Cash paid for amounts included in the measurement of operating lease liabilities were $32,361 and $37,579, respectively, for the three months ended March 31, 2023 and 2022. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2023 and 2022, the Company reduced its operating lease liabilities by $31,564 and $32,863, respectively, for cash paid.

The operating lease liabilities as of March 31, 2023 reflect a discount rate of 5%. The remaining term of the lease is 0.3 years. Remaining lease payments as of March 31, 2023 are as follows:

Year ending December 31,
2023	43,148
Less: imputed interest	(446)
Total	$42,702

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three months ended March 31, 2023 and 2022).

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

16.	Segment Disclosures

During the three months ended March 31, 2023, the Company had two operating segments including:

●	Technology, which is comprised of AWS PR, SVC, Tropical, and HWN.

●	High Wire, which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the High Wire reporting segment in one geographical area (the United States) and the AWS PR/SVC/Tropical/HWN operating segment in two geographical areas (the United States and Puerto Rico).

Financial statement information by operating segment for the three months ended March 31, 2023 is presented below:

	Three Months Ended March 31, 2023
	High Wire	Technology	Total

Net sales	$-	$10,165,171	$10,165,171
Operating loss	(1,070,178)	(1,560,765)	(2,630,943)
Interest expense	182,486	3,166	185,652
Depreciation and amortization	-	202,620	202,620
Total assets as of March 31, 2023	78,291	19,952,896	20,031,187

Geographic information as of and for the three months ended March 31, 2023 is presented below:

	Revenues For The Three Months Ended March 31, 2023	Long-lived Assets as of March 31, 2023

Puerto Rico	$224,187	$3,865
United States	9,940,984	11,502,194
Consolidated total	10,165,171	11,506,059

Financial statement information by operating segment for the three months ended March 31, 2022 is presented below:

	Three Months Ended March 31, 2022
	High Wire	Technology	Total

Net sales	$-	$5,313,114	$5,313,114
Operating loss	(1,114,340)	(516,258)	(1,630,598)
Interest expense	182,650	70,579	253,229
Depreciation and amortization	-	120,584	120,584
Total assets as of December 31, 2022	606,752	19,224,894	19,831,646

Geographic information as of December 31, 2022 and for the three months ended March 31, 2022 is presented below:

	Revenues For The Three Months Ended March 31, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico	$339,925	$5,338
United States	4,973,189	14,367,919
Consolidated total	5,313,114	14,373,257

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022

Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(1,523,923)	$4,957,537

Denominator
Weighted average common shares outstanding, basic	197,475,692	48,728,249
Effect of dilutive securities	-	53,093,316
Weighted average common shares outstanding, diluted	197,475,692	101,821,565

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.00)	$0.03
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.07
Net (loss) income per share	$(0.01)	$0.10

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.00)	$0.02
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.03
Net (loss) income per share	$(0.01)	$0.05

18.	Discontinued Operations

On February 15, 2022, HWN sold its 50% interest in JTM, which qualified for discontinued operations treatment.

The results of operations of JTM have been included within net (loss) income from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.

On March 6, 2023, HWN divested the ADEX Entities (refer to Note 3, Disposal of Subsidiary, for additional detail). The divestiture of the ADEX Entities qualified for discontinued operations treatment.

The assets and liabilities of the ADEX Entities as of December 31, 2022 have been included within the consolidated balance sheet as current assets of discontinued operations, noncurrent assets of discontinued operations, current liabilities of discontinued operations, and noncurrent liabilities of discontinued operations.

The results of operations of the ADEX Entities have been included within net (loss) income from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

The following table shows the balance sheet of the Company’s discontinued operations as of December 31, 2022:

December 31, 2022
Current assets:
Cash	$237,542
Accounts receivable	4,822,531
Contract assets	-
Prepaid expenses and deposits	151,369
Current assets of discontinued operations	$5,211,442

Noncurrent assets:
Goodwill	$1,841,040
Intangible assets, net of accumulated amortization of $752,865	5,692,473
Operating lease right-of-use assets	18,370
Noncurrent assets of discontinued operations	$7,551,883

Current liabilities:
Accounts payable and accrued liabilities	$716,620
Contract liabilities	405,478
Current portion of loans payable	5,729
Factor financing	3,689,593
Current portion of operating lease liabilities	19,356
Current liabilities of discontinued operations	$4,836,776

Noncurrent liabilities:
Loans payable, net of current portion	$152,102
Noncurrent liabilities of discontinued operations	$152,102

The following table shows the statements of operations for the Company’s discontinued operations for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022

Revenue	$4,759,216	$7,492,427

Operating expenses:
Cost of revenues	3,824,134	6,076,552
Depreciation and amortization	107,627	107,418
Salaries and wages	197,456	379,139
General and administrative	532,396	722,397
Total operating expenses	4,661,613	7,285,506

Income from operations	97,603	206,921

Other (expenses) income:
Loss (gain) on disposal of subsidiary	(1,434,392)	919,873
Exchange loss	(923)	(186)
Interest expense	-	(1,471)
PPP loan forgiveness	-	2,000,000
Total other (expense) income	(1,435,315)	2,918,216

Pre-tax (loss) income from operations	(1,337,712)	3,125,137

Provision for income taxes	-	-

Net (loss) income from discontinued operations, net of taxes	$(1,337,712)	$3,125,137

19.	Subsequent Events

Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023

On April 14, 2023, the Company paid the outstanding principal balance of $330,000 and accrued interest of $20,000.

Issuances of shares pursuant to a Securities Purchase Agreement

On April 21, 2023, the Company issued 1,000,000 shares of common stock to an Investor in exchange for cash proceeds of $75,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 100,000 shares into escrow. The aggregate fair value of these shares was $104,500.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars ($) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Our Operating Units

Our company is comprised of the following:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and our SVC revenue.

●	Technology Solutions: The Technology Solutions group is all service and project revenue generally globally by HWN, Tropical, and AWS PR. These business perform professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022

Our operating results for the three-month periods ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Difference

Revenues	$10,165,171	$5,313,114	$4,852,057
Operating expenses	12,796,114	6,943,712	5,852,402
Loss from operations	(2,630,943)	(1,630,598)	(1,000,345)
Total other income	2,444,732	3,334,511	(889,779)
Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,125,137	(4,462,849)
Net loss from discontinued operations attributable to noncontrolling interest	-	128,487	(128,487)
Net (loss) income attributable to common stockholders	(1,523,923)	4,957,537	(6,481,460)

Revenues

Our revenue increased from $5,313,114 for the three months ended March 31, 2022 to $10,165,171 for the three months ended March 31, 2023. The increase is primarily related to HWN revenue of $8,926,315, an increase of $5,845,101 compared to 3,081,214 for the three months ended March 31, 2023. The increase in HWN revenue was primarily related to a new customer accounting for $3,703,183 of revenue during the three months ended March 31, 2023, along with a $1,488,149 increase in revenue from an existing customer. The increase in revenue was partially offset by decreases in revenue for AWS PR, TROP, and SVC.

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

Operating Expenses

During the three months ended March 31, 2023, our operating expenses were $12,796,114, compared to operating expenses of $6,943,712 for the same period of 2022. The increase of $5,852,402 is primarily related to a $5,307,555 increase in cost of revenues as a result of the increase in sales discussed above, combined with a $501,039 increase in general and administrative expenses, respectively.

Other Income

During the three months ended March 31, 2023, we had other income of $2,444,732, compared to other income of $3,334,511 for the same period of 2022. The decrease of $889,779 is primarily related to decreases in the gain on change in fair value of derivatives and amortization of premiums on convertible debentures and loans payable to related parties of $731,935 and $386,757, respectively.

Net (Loss) Income

For the three months ended March 31, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $1,523,923, compared to net income of $4,957,537 in the same period of 2022.

Liquidity and Capital Resources

As of March 31, 2023, our total current assets were $8,525,128 and our total current liabilities were $12,804,142, resulting in a working capital deficit of $4,279,014, compared to a working capital deficit of $10,889,962 as of December 31, 2022.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the three months ended
	March 31,
	2023	2022

Net cash used in operating activities	$(5,159,209)	$(150,920)
Net cash provided by investing activities	$50,000	$240,000
Net cash provided by (used in) financing activities	$5,438,425	$(102,396)
Net increase (decrease) in cash	$329,216	$(13,316)

For the three months ended March 31, 2023, cash increased $329,216, compared to a decrease in cash of $13,316 for the same period of 2022. Net cash provided by financing activities included proceeds from Securities Purchase Agreements of $3,425,000 and net proceeds from factor financing of $2,353,956. Net cash used in operating activities included the net loss from continuing operations of $186,211, as well as a net cash outflow from changes in operating assets and liabilities of $3,535,411 and a gain on change in fair value of derivative liabilities of $3,140,404.

As of March 31, 2023, we had cash of $978,243 compared to $649,027 as of December 31, 2022.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2023, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On January 5, 2023, we issued 3,750,000 shares of our common stock to Dominion Capital upon the conversion of 300,000 shares of Series A preferred stock with a stated value of $1 per share.

On January 6, 2023, we issued an aggregate of 8,666,667 shares of our common stock to Investors in exchange for aggregate cash proceeds of $650,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 866,667 shares into escrow.

On January 17, 2023, we issued an aggregate of 10,000,000 shares of our common stock to Investors in exchange for aggregate cash proceeds of $750,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,000,000 shares into escrow.

On January 20, 2023, we issued 6,511,628 shares of our common stock to Cobra Equities SPV, LLC upon the conversion of 140 shares of Series D preferred stock with a stated value of $10,000 per share.

On February 3, 2023, we issued an aggregate of 2,666,667 shares of our common stock to Investors in exchange for aggregate cash proceeds of $200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 266,667 shares into escrow.

On February 20, 2023, we issued 800,000 shares of our common stock to Ocean Street Partners in connection with a consulting agreement.

On February 20, 2023, we issued 2,000,000 shares of our common stock to Capital Market Access LLC in connection with a consulting agreement.

On March 17, 2023, we issued an aggregate of 3,333,333 shares of our common stock to Investors in exchange for aggregate cash proceeds of $250,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 333,333 shares into escrow.

On March 22, 2023, we issued an aggregate of 16,000,000 shares of our common stock to Investors in exchange for aggregate cash proceeds of $1,200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,600,000 shares into escrow.

On March 23, 2023, we issued an aggregate of 5,000,000 shares of our common stock to Investors in exchange for aggregate cash proceeds of $375,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 500,000 shares into escrow.

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

High Wire Networks, Inc.

Date: May 17, 2023	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: May 17, 2023	By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer