Form 10-Q
period 2023-06-30
HIGH WIRE NETWORKS, INC.
filed 2023-08-14
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 237,860,605 common shares issued and outstanding as of August 9, 2023.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,203,464	$649,027
Accounts receivable, net of allowance of $36,000	3,349,576	3,925,504
Prepaid expenses and other current assets	344,164	883,858
Current assets of discontinued operations	-	5,211,442
Total current assets	4,897,204	10,669,831

Property and equipment, net of accumulated depreciation of $373,480 and $294,763, respectively	1,326,432	1,549,609
Goodwill	5,406,319	8,028,106
Intangible assets, net of accumulated amortization of $2,010,304 and $1,670,556, respectively	4,398,385	4,738,134
Operating lease right-of-use assets	8,334	57,408
Noncurrent assets of discontinued operations	-	7,551,883
Total assets	$16,036,674	$32,594,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	4,424,421	6,425,226
Contract liabilities	629,424	1,665,831
Loans payable to related parties	100,000	209,031
Current portion of loans payable, net of debt discount of $138,752 and $658,838, respectively	3,871,662	1,928,964
Current portion of convertible debentures	273,894	1,598,894
Factor financing	217,304	-
Current portion of derivative liabilities	1,510,605	4,720,805
Contingent consideration	100,000	100,000
Operating lease liabilities	10,742	74,266
Current liabilities of discontinued operations	-	4,836,776
Total current liabilities	11,138,052	21,559,793

Long-term liabilities:
Loans payable, net of current portion	-	185,513
Convertible debentures, net of current portion	-	1,625,000
Derivative liabilities, net of current portion	-	3,324,126
Noncurrent liabilities of discontinued operations	-	152,102
Total long-term liabilities	-	5,286,741

Total liabilities	11,138,052	26,846,534

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 0 and 300,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	722,098
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 and 1,405 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8,006,469	11,641,142
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 and 526 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,869,433	5,104,658
Total mezzanine equity	12,875,902	17,467,898

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 237,860,605 and 164,488,370 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,379	1,645
Additional paid-in capital	29,564,102	20,338,364
Accumulated deficit	(37,543,761)	(32,059,470)
Total stockholders’ deficit	(7,977,280)	(11,719,461)

Total liabilities and stockholders’ deficit	$16,036,674	$32,594,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$5,940,066	$6,842,723	$16,105,237	$12,155,837

Operating expenses:
Cost of revenues	3,431,506	4,417,918	12,163,174	7,842,031
Depreciation and amortization	215,847	121,453	418,467	242,037
Salaries and wages	2,295,763	2,305,713	4,288,779	4,336,957
General and administrative	2,216,643	1,526,809	4,085,453	2,894,580
Total operating expenses	8,159,759	8,371,893	20,955,873	15,315,605

Loss from operations	(2,219,693)	(1,529,170)	(4,850,636)	(3,159,768)

Other (expenses) income:
Interest expense	(402,401)	(332,276)	(588,053)	(585,505)
Amortization of discounts on convertible debentures and loans payable	(328,828)	(930,883)	(837,392)	(1,603,499)
Gain on change in fair value of derivatives	181,627	8,119,963	3,322,031	11,992,302
Exchange loss	(6,573)	(160)	(8,029)	(160)
Liquidated damages related to escrow shares	(1,222,000)	-	(1,222,000)	-
Loss on settlement of debt	-	(906,258)	-	(906,258)
Initial derivative expense	-	(11,000)	-	(11,000)
Amortization of premiums on convertible debentures and loans payable to related parties	-	386,757	-	773,514
Other income	37,500	278,674	37,500	279,934
Total other (expense) income	(1,740,675)	6,604,817	704,057	9,939,328

Net (loss) income from continuing operations before income taxes	(3,960,368)	5,075,647	(4,146,579)	6,779,560

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(3,960,368)	5,075,647	(4,146,579)	6,779,560

Net income (loss) from discontinued operations, net of taxes	-	289,406	(1,337,712)	3,414,543
Less: net loss from discontinued operations attributable to noncontrolling interest	-	-	-	128,487

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(3,960,368)	$5,365,053	$(5,484,291)	$10,322,590

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.02)	$0.09	$(0.02)	$0.13
Net income (loss) from discontinued operations, net of taxes	$-	$0.01	$(0.01)	$0.07
Net (loss) income per share	$(0.02)	$0.10	$(0.03)	$0.20

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.02)	$0.07	$(0.02)	$0.10
Net (loss) income from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.05
Net (loss) income per share	$(0.02)	$0.07	$(0.03)	$0.15

Weighted average common shares outstanding:
Basic	232,300,415	55,544,332	214,984,254	52,132,149
Diluted	232,300,415	74,147,812	214,984,254	70,735,629

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the six months ended June 30, 2023
	Common stock		Additional paid-in	Accumulated	Noncontrolling
	Shares	$	capital	deficit	interest	Total

Balances, January 1, 2023	164,488,370	$1,645	$20,338,364	$(32,059,470)	$-	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	722,060	-	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	3,424,498	-	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	1,445,155	-	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	242,172			242,200
Stock-based compensation	-	-	285,791	-	-	285,791
Net loss for the period	-	-	-	(1,523,923)	-	(1,523,923)
Ending balance, March 31, 2023	227,783,332	$2,278	$26,458,040	$(33,583,393)	$-	$(7,123,075)

Issuance of common stock pursuant to PIPE transaction	1,100,000	11	74,989	-	-	75,000
Issuance of common stock upon conversion of Series D preferred stock	8,295,455	83	1,238,910	-	-	1,238,993
Issuance of common stock upon conversion of Series E preferred stock	681,818	7	235,217	-	-	235,224
Stock-based compensation	-	-	334,946	-	-	334,946
Liquidated damages related to escrow shares	-	-	1,222,000	-	-	1,222,000
Net loss for the period	-	-	-	(3,960,368)	-	(3,960,368)
Ending balance, June 30, 2023	237,860,605	$2,379	$29,564,102	$(37,543,761)	$-	$(7,977,280)

	For the six months ended June 30, 2022
	Common stock		Additional paid-in	Accumulated	Noncontrolling
	Shares	$	capital	deficit	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock to upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock to upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net loss for the period	-	-	-	4,957,537	-	4,957,537
Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

Issuance of common stock upon conversion of convertible debentures	5,880,127	59	864,782	-	-	864,841
Stock-based compensation	-	-	296,691	-	-	296,691
Net income for the period	-	-	-	5,365,053	-	5,365,053
Ending balance, June 30, 2022	57,266,748	$573	$11,164,736	$(2,701,792)	$-	$8,463,517

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income from continuing operations	$(4,146,579)	$6,779,560

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	(3,322,031)	(11,992,302)
Amortization of discounts on convertible debentures and loans payable	837,392	1,603,499
Amortization of premiums on convertible debentures and loans payable to related parties	-	(773,514)
Depreciation and amortization	418,467	242,036
Amortization of operating lease right-of-use assets	49,074	58,783
Stock-based compensation related to stock options	620,737	595,725
Stock-based compensation related to third-party vendors	242,200	-
Liquidated damages related to escrow shares	1,222,000	-
Loss (gain) on disposal of subsidiary	1,434,392	(919,873)
Loss on settlement of debt	-	906,258
Initial derivative expense	-	11,000
Changes in operating assets and liabilities:
Accounts receivable	575,928	(387,481)
Prepaid expenses and other current assets	539,694	(535,639)
Accounts payable and accrued liabilities	(1,278,875)	1,063,436
Contract liabilities	(1,036,407)	316,874
Operating lease liabilities	(63,524)	(67,021)
Net cash used in operating activities of continuing operations	(3,907,532)	(3,098,659)
Net cash (used in) provided by operating activities of discontinued operations	(995,089)	2,974,869
Net cash used in operating activities	(4,902,621)	(123,790)

Cash flows from investing activities:
Purchase of equipment	-	(36,126)
Cash received in connection with disposal of JTM	50,000	325,000
Net cash provided by investing activities	50,000	288,874

Cash flows from financing activities:
Proceeds from loans payable	5,145,400	1,454,965
Repayments of loans payable	(3,158,138)	(1,466,759)
Proceeds from factor financing	6,040,098	-
Repayments of factor financing	(5,822,794)	-
Securities Purchase Agreement proceeds	3,500,000	-
Proceeds from convertible debentures	-	500,000
Net cash provided by financing activities of continuing operations	5,704,566	488,206
Net cash (used in) provided by financing activities of discontinued operations	(297,508)	277,533
Net cash provided by financing activities	5,407,058	765,739

Net increase in cash	554,437	930,823
Cash, beginning of period	649,027	445,479
Cash, end of period	$1,203,464	$1,376,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$389,778	$168,750
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series A preferred stock	$722,098	$-
Common stock issued for conversion of Series D preferred stock	$2,684,213	$258,079
Common stock issued for conversion of Series E preferred stock	$235,224	$-
Original issue discounts on loans payable	$694,600	$645,035
Common stock issued for conversion of convertible debentures	$-	$1,680,133
Receivable from JTM disposition	$-	$200,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

June 30, 2023

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at each of June 30, 2023 and December 31, 2022 was $36,000.

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

Goodwill

The Company tests its goodwill for impairment at least annually on December 31 and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and six months ended June 30, 2023 and 2022.

Intangible Assets

At June 30, 2023 and December 31, 2022, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and six months ended June 30, 2023 and 2022.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and six months ended June 30, 2023 and 2022.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2020 to 2022. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Fixed-price	$4,656,214	$4,127,631	$13,131,615	$7,206,559
Time-and-materials	1,283,852	2,715,092	2,973,622	4,949,278
Total	$5,940,066	$6,842,723	$16,105,237	$12,155,837

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

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the unaudited condensed consolidated balance sheets. At June 30, 2023 and December 31, 2022, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At June 30, 2023 and December 31, 2022, contract liabilities totaled $629,424 and $1,665,831, respectively.

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

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07. In accordance with ASU 2016-09, the Company accounts for forfeitures as they occur.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of June 30, 2023 and 2022, respectively, the Company had 97,968,651 and 136,973,361 common stock equivalents outstanding. As of June 30, 2022, 18,603,480 of the common stock equivalents were dilutive.

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

The Company generated operating losses in the three and six months ended June 30, 2023 and 2022, and High Wire has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the six months ended June 30, 2023, the Company had an operating loss of $4,850,636, cash flows used in continuing operations of $3,907,532, and a working capital deficit of $6,240,848. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of June 30, 2023, HWN had a cash balance in excess of provided insurance of $860,794.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2023, three customers accounted for 26%, 21%, and 11%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 2%, 11%, and 16%, respectively, of trade accounts receivable as of June 30, 2023. For the six months ended June 30, 2022, two customers each accounted for 17% of consolidated revenues for the period. In addition, amounts due from each of these customers represented 25% of trade accounts receivable as of June 30, 2022.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 98% and 94% of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 2% and 6% of consolidated revenues for the six months ended June, 2023 and 2022, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2023 and December 31, 2022 consisted of the following:

	Total fair value at June 30, 2023	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$1,510,605	$-	$-	$1,510,605

	Total fair value at December 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$8,044,931	$-	$-	$8,044,931

(1)	The Company has estimated the fair value of these derivatives using the Monte-Carlo model.

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2023 and December 31, 2022, the Company had a derivative liability of $1,510,605 and $8,044,931, respectively.

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

The Company considered whether or not this transaction would cause the ADEX Entities to qualify for discontinued operations treatment. The Company determined that the sale of the ADEX Entities qualifies for discontinued operations treatment during the period ended June 30, 2023 due to the size of their operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a loss on disposal of subsidiary of $1,434,392 to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2023. Additionally, the ADEX Entities had net income of $96,680 during the period of January 1, 2023 through March 6, 2023. The net of these amounts is included within net (loss) income from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

4.	Property and Equipment

Property and equipment as of June 30, 2023 and 2022 consisted of the following:

	June 30,	December 31
	2023	2022
Computers and office equipment	$167,401	$167,401
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	675,660	820,120
Machinery and equipment	838,800	838,800
Total	1,699,912	1,844,372

Less: accumulated depreciation	(373,480)	(294,763)
Equipment, net	$1,326,432	$1,549,609

During the six months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $78,718 and $65,371, respectively.

5.	Intangible Assets

Intangible assets as of June 30, 2023 and 2022 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at June 30, 2023	Net carrying value at December 31, 2022
Customer relationship and lists	$5,266,705	$(1,540,311)	$-	$3,726,394	$4,006,705
Trade names	1,141,984	(469,993)	-	671,991	731,429
Total intangible assets	$6,408,689	$(2,010,304)	$-	$4,398,385	$4,738,134

During the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $339,749 and $176,666, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2023	339,749
2024	679,497
2025	679,497
2026	679,497
2027	679,497
Thereafter	1,340,648
Total	$4,398,385

6.	Related Party Transactions

Loans Payable to Related Parties

As of June 30, 2023 and December 31, 2022, the Company had outstanding the following loans payable to related parties:

	June 30,	December 31,
	2023	2022
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	$100,000	$100,000
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023	-	109,031
Total	$100,000	$209,031

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

As of June 30, 2023, the Company owed $100,000 pursuant to this agreement.

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

7.	Loans Payable

As of June 30, 2023 and December 31, 2022, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2023	2022
Unsecured promissory note, Keith Hayter, 15% interest, matures August 31, 2023	$160,837	$-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures February 16, 2024, net of debt discount of $39,395	1,072,042	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures February 22, 2024, net of debt discount of $29,696	1,107,008	-
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 22, 2023, net of debt discount of $69,661	1,314,375	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023	-	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures July 28, 2023	-	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 4, 2023	-	-
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	-	245,765
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Total	$3,871,662	$2,114,477

Less: Current portion of loans payable, net of debt discount	(3,871,662)	(1,928,964)

Loans payable, net of current portion	$-	$185,513

The Company’s loans payable have an effective interest rate range of 6.5% to 139.1%.

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

During the six months ended June 30, 2023, the Company made cash payments for principal of $75,000.

As of June 30, 2023, the Company owed $160,837 pursuant to this agreement.

Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023

On January 16, 2023, the Company issued a $330,000 promissory note to Jeffrey Gardner. The note had a maturity date of April 15, 2023 and bore interest at a rate of 12% per annum. The Company received cash proceeds of $300,000 and recorded a debt discount of $30,000.

During the six months ended June 30, 2023, the Company made cash payments for principal and accrued interest of $330,000 and $20,000, respectively. As a result of these payments, the amount owed at June 30, 2023 was $0.

Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures July 28, 2023

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $30,208 each week based upon an anticipated 25% of its future receivables until such time as $725,000 has been paid, a period Cedar Advance and the Financing Parties estimated to be approximately six months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the six months ended June 30, 2023, the Company paid $725,000 of the original balance under the agreement. Of that amount, $332,292 was paid using proceeds from the May 2023 loan with Cedar Advance discussed below. As a result of these payments, the amount owed at June 30, 2023 was $0.

Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 4, 2023

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $15,104 each week based upon an anticipated 25% of its future receivables until such time as $362,500 has been paid, a period Pawn Funding and the Financing Parties estimated to be approximately six months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the six months ended June 30, 2023, the Company paid $725,000 of the original balance under the agreement. Of that amount, $362,500 was paid using proceeds from the May 2023 loan with Pawn Funding discussed below. As a result of these payments, the amount owed at June 30, 2023 was $0.

Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures February 16, 2024

On May 15, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Cedar Advance LLC. Under the Financing Agreement, the Financing Parties sold to Cedar Advance future receivables in an aggregate amount equal to $1,280,000 for a purchase price of $1,228,800. The Company received cash of $1,228,800 and recorded a debt discount of $51,200.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $43,840 each week, including interest, based upon an anticipated 25% of its future receivables until such time as $1,753,600 has been paid, a period Cedar Advance and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the six months ended June 30, 2023, the Company paid $168,563 of the original balance under the agreement, along with $138,317 of interest.

As of June 30, 2023, the Company owed $1,111,437 pursuant to this agreement and will record accretion equal to the debt discount of $39,395 over the remaining term of the note.

Future receivables financing agreement with Pawn Funding, non-interest bearing, matures February 22, 2024

On May 15, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Pawn Funding. Under the Financing Agreement, the Financing Parties sold to Pawn Funding future receivables in an aggregate amount equal to $1,280,000 for a purchase price of $1,280,000. The Company received cash of $1,241,600 and recorded a debt discount of $38,400.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $43,840 each week, including interest, based upon an anticipated 25% of its future receivables until such time as $1,753,600 has been paid, a period Pawn Funding and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the six months ended June 30, 2023, the Company paid $143,296 of the original balance under the agreement, along with $119,744 of interest.

As of June 30, 2023, the Company owed $1,136,704 pursuant to this agreement and will record accretion equal to the debt discount of $29,696 over the remaining term of the note.

Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 22, 2023

On June 9, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Slate Advance. Under the Financing Agreement, the Financing Parties sold to Slate Advance future receivables in an aggregate amount equal to $1,500,000 for a purchase price of $1,425,000. The Company received cash of $1,425,000 and recorded a debt discount of $75,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Slate Advance $75,000 each week, including interest, based upon an anticipated 25% of its future receivables until such time as $2,100,000 has been paid, a period Slate Advance and the Financing Parties estimate to be approximately seven months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the six months ended June 30, 2023, the Company paid $115,964 of the original balance under the agreement, along with $109,036 of interest.

As of June 30, 2023, the Company owed $1,384,036 pursuant to this agreement and will record accretion equal to the debt discount of $69,661 over the remaining term of the note.

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

As of June 30, 2023, the Company owed $217,400 pursuant to this agreement.

Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, matures October 9, 2024

On October 21, 2019, the Company issued a promissory note to Cornerstone National Bank & Trust with an original principal amount of $420,000. The note bore interest at a rate of 4.5% per annum and the maturity date was October 9, 2024. The Company was to make monthly payments of principal and interest of $5,851, with a final balloon payment of $139,033 due on October 9, 2024.

During the year ended December 31, 2022, the Company made cash payments for principal of $58,422.

During the six months ended June 30, 2023, the remaining principal balance of $245,765 was paid using proceeds from factor financing. As a result of these payments, the amount owed at June 30, 2023 was $0.

Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $34,975 each week based upon an anticipated 25% of its future receivables until such time as $1,399,900 has been paid, a period Cedar Advance and the Financing Parties estimated to be approximately nine months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The effective interest rate is 78%.

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

Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $34,975 each week based upon an anticipated 25% of its future receivables until such time as $1,399,900 has been paid, a period Pawn Funding and the Financing Parties estimated to be approximately nine months. The Financing Agreement also contained customary affirmative and negative covenants, representations and warranties, and default and termination provisions. The effective interest rate is 78%.

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

8.	Convertible Debentures

As of June 30, 2023 and December 31, 2022, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2023	2022
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures September 30, 2023	23,894	23,894
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	-	2,450,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	-	500,000
Total	273,894	3,223,894

Less: Current portion of convertible debentures, net of debt discount/premium	(273,894)	(1,598,894)

Convertible debentures, net of current portion, net of debt discount	$-	$1,625,000

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

As of June 30, 2023, the Company owed $125,000 pursuant to this agreement.

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

As of June 30, 2023, the Company owed $125,000 pursuant to this agreement.

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

On June 30, 2023, the Company and the holder of the note mutually agreed to extend the maturity date to September 30, 2023. The terms of the note were unchanged.

As of June 30, 2023, the Company owed $23,894 pursuant to this agreement.

Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024

On December 28, 2021, the Mark Munro 1996 Charitable Remainder UniTrust, the holder of a note with a principal balance of $2,292,971 described in Note 6, Loans Payable to Related Parties, exchanged the note for a new convertible promissory note in the principal amount of $2,750,000. The note bore interest at a rate of 9% per annum and was due on September 1, 2022. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.15 per share, subject to adjustment as set forth in the note. The note called for monthly payments of $75,000 from April 2022 through August 2022, with a balloon payment of $2,375,000 due on September 1, 2022.

The embedded conversion option qualified for derivative accounting and the conversion option qualified for bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $5,129,000 resulted in loss on settlement of debt of $5,129,000.

On April 11, 2022, the Mark Munro 1996 charitable Remainder Unitrust amended the terms of the Company’s convertible promissory note payable. The note maturity was amended from September 30, 2022 to April 30, 2024. Payment terms were also amended, and no payments were due until October 1, 2022. All other terms of the note remained the same.

On September 30, 2022, the holder of the note agreed to defer payment due under the note to October 30, 2022. In exchange, the Company paid a fee of $5,000. Additionally, interest was to accrue at a rate of 18% per annum until the note was current on payments.

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

Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023

On May 11, 2022, the Company issued to FJ Vulis and Associates LLC a secured convertible redeemable note in the aggregate principal amount of $500,000. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. All principal and accrued but unpaid interest under the note were due on May 11, 2023. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.065 per share. In any event of default, or if the Company’s common stock has a closing price of less than $0.013 per share, the fixed price was to be removed.

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

During the six months ended June 30, 2023, the Company paid $100,939 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the six months ended June 30, 2023, the Company received an aggregate of $6,040,098 and repaid an aggregate of $5,882,794.

The Company owed $217,304 under the agreement as of June 30, 2023.

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualify for embedded derivative classification. The fair value of the liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also include the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As of June 30, 2023, the derivative liability balance of $1,510,605 was comprised of $249,528 of derivatives related to the Company’s convertible debentures, and $1,261,077 of derivatives related to the Company’s share purchase warrants and stock options. As of December 31, 2022, the derivative liability balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2023:

June 30,
2023
Balance at the beginning of the period	$8,044,931
Change in fair value of embedded conversion option	(3,322,031)
Divestiture of the ADEX Entities	(3,212,295)
Balance at the end of the period	1,510,605

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2023	122 - 218%	4.13 - 5.40%	0%	0.25 - 4.39
At December 31, 2022	122 - 269%	3.99 - 4.73%	0%	0.25 - 4.88

11.	Common Stock

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

On May 24, 2023, the Company issued 8,295,455 shares of common stock to the Mark E Munro Charitable Remainder Unitrust 1996 upon the conversion of 182.5 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,238,993, which was the carrying value of the Series D preferred converted.

Issuance of shares pursuant to conversion of Series E preferred stock

On June 5, 2023, the Company issued 681,818 shares of common stock to Oscar Steiner upon the conversion of 15 shares of Series E preferred stock with a stated value of $10,000 per share. The shares had a fair value of $235,224, which was the carrying value of the Series E preferred converted.

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

Securities Purchase Agreement

On November 18, 2022, the Company entered into a Securities Purchase Agreement with several accredited investors (the “Investors”) for the offering, sale, and issuance (the “Offering”) by the Company of an aggregate of 133,333,333 shares of its common stock at a price per share of $0.075. Maximum gross proceeds in the offering are $10,000,000. The shares issued to Investors are subject to Subscription Agreements in connection with the Offering. Additionally, for any shares purchased under the Securities Purchase Agreement, the Company is required to deposit a number of shares into escrow equal to 10% of the shares purchased. This 10% of shares is related to the Agreement’s Uplisting of Common Stock provision, which requires the Company to use its reasonable best efforts to apply for uplisting to the New York Stock Exchange or The Nasdaq Capital Market by April 15, 2023.

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

As of June 30, 2023, the Company had received an aggregate of $9,700,000 as part of the Offering (see below for a breakout of the current year issuances).

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

On April 21, 2023, the Company issued an aggregate of 1,000,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $75,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 100,000 shares into escrow.

Failure to apply for uplisting

As of April 15, 2023, the Company had not yet applied for uplisting to either the New York Stock Exchange or The Nasdaq Capital Market. As a result, the Company recorded liquidated damages related to escrow shares during the three and six months ended of $1,222,000. This amount was calculated by taking the aggregate of 13,000,001 shares of common stock deposited into escrow and multiplying it by the closing price of the Company’s common stock of $0.094 on April 14, 2023, the most recent trading day as of April 15, 2023.

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, 140 shares of Series D preferred stock were canceled (refer to Note 3, Disposal of Subsidiary, for additional detail).

On May 24, 2023, the Company issued 8,295,455 shares of common stock to the Mark E Munro Charitable Remainder Unitrust 1996 upon the conversion of 182.5 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,238,993, which was the carrying value of the Series D preferred converted.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company has classified the Series D preferred stock shares as temporary equity or “mezzanine.”

As of June 30, 2023, the carrying value of the Series D Preferred Stock was $8,006,469. This amount is recorded within mezzanine equity on the unaudited condensed consolidated balance sheets.

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

Conversion — Beginning ninety (90) days from the date of issuance, all or a portion of the Series E may be converted into Common Stock at the Fixed Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series E Conversion Date”), without any further action, all shares of Series E shall automatically convert into shares of Common Stock at the Fixed Price. “Fixed Price” shall be defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series E (subject to adjustment for any reverse or forward split of the Common Stock or similar occurrence). The Series E shares were issued on December 30, 2021, and the closing price of the Company’s common stock was $0.23075 on December 29, 2021.

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

On April 17, 2023, 200 shares of Series E preferred stock were canceled in connection with conditions for an earnout related to the acquisition of SVC not being met.

On June 5, 2023, the Company issued 681,818 shares of common stock to Oscar Steiner upon the conversion of 15 shares of Series E preferred stock with a stated value of $10,000 per share. The shares had a fair value of $235,224, which was the carrying value of the Series E preferred converted.

As of June 30, 2023, the carrying value of the Series E Preferred Stock was $4,869,433. This amount is recorded within mezzanine equity on the unaudited condensed consolidated balance sheets.

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

The total fair value of the Company’s share purchase warrants and stock options was $1,261,077 as of June 30, 2023. This amount is included in derivative liabilities on the unaudited condensed consolidated balance sheet. The valuation methodology, including the assumptions used in the valuation, are discussed in Note 10, Derivative Liabilities. The weighted-average remaining life on the share purchase warrants as of June 30, 2023 was 4.3 years. The weighted-average remaining life on the stock options as of June 30, 2023 was 4.0 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at June 30, 2023 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2022 through June 30, 2023:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	13,100,000	$0.11	$-
Granted	-	-
Exercised	-	-
Expired/forfeited	-	-
Outstanding at June 30, 2023	13,100,000	$0.11	$-
Exercisable at June 30, 2023	13,100,000	$0.11	$-

As of June 30, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	1.46
400,000	0.25	12/14/2021	12/14/2024	1.46
12,500,000	0.10	11/18/2022	11/18/2027	4.39
13,100,000

The following table summarizes the activity of stock options for the period of December 31, 2022 through June 30, 2023:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	12,034,280	$0.26	$89,238
Issued	12,452,426	0.12
Exercised	-	-
Cancelled/expired/forfeited	-	-
Outstanding at June 30, 2023	24,486,706	$0.19	$23,045
Exercisable at June 30, 2023	14,591,227	$0.25	$-

As of June 30, 2023, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	2.65
3,318,584	0.25	6/16/2021	6/16/2026	2.96
100,603	0.25	8/11/2021	8/11/2026	3.12
5,767,429	0.25	8/18/2021	8/18/2026	3.14
185,254	0.54	11/3/2021	11/3/2026	3.35
120,128	0.19	3/21/2022	3/21/2027	3.73
95,238	0.11	5/16/2022	5/16/2027	3.88
1,485,714	0.09	9/28/2022	9/28/2027	4.25
894,737	0.10	2/8/2023	2/8/2028	4.61
600,000	0.30	2/8/2023	2/8/2028	4.61
1,704,348	0.12	2/27/2023	2/27/2028	4.67
8,022,000	0.11	5/17/2023	5/17/2028	4.88
1,231,341	0.11	5/30/2023	5/30/2028	4.92
24,486,706

The remaining stock-based compensation expense on unvested stock options was $881,737 as of June 30, 2023. The stock options granted during 2023 were to employees, officers, directors, and consultants.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Operating lease assets	$8,334	$57,408

Operating lease liabilities:	$10,742	$74,266

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2023, the Company recognized operating lease expense of $25,136 and $50,272, respectively. During the three and six months ended June 30, 2022, the Company recognized operating lease expense of $33,460 and $66,921, respectively. Operating lease costs are included within selling, administrative and other expenses on the unaudited condensed consolidated statements of operations. During each of the three months ended June 30, 2023 and 2022, short-term lease costs were $15,877. During each of the six months ended June 30, 2023 and 2022, short-term lease costs were $31,754.

Cash paid for amounts included in the measurement of operating lease liabilities were $32,361 and $64,722, respectively, for the three and six months ended June 30, 2023. Cash paid for amounts included in the measurement of operating lease liabilities were $37,579 and $75,158, respectively, for the three and six months ended June 30, 2022. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three and six months ended June 30, 2023, the Company reduced its operating lease liabilities by $31,960 and $63,524, respectively, for cash paid. During the three and six months ended June 30, 2022, the Company reduced its operating lease liabilities by $34,158 and $67,021, respectively, for cash paid.

The operating lease liabilities as of June 30, 2023 reflect a discount rate of 5%. The remaining term of the lease is 0.1 years. Remaining lease payments as of June 30, 2023 are as follows:

Year ending December 31,
2023	10,787
Less: imputed interest	(45)
Total	$10,742

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and six months ended June 30, 2023 and 2022).

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

Entry into material definitive agreement with John Peterson

On June 30, 2023, the Company entered into an agreement (the “Agreement”) with John Peterson, pursuant to which John Peterson sold and the Company purchased certain intellectual property assets (the “Assets”). As consideration for the Assets, the Company has agreed to pay to John Peterson $100,000, subject to certain conditions described in the Agreement, which $100,000 will be paid in $25,000 installments based on the completion of certain milestones as set forth in the Agreement. In addition, Peterson is entitled to receive 20% ownership of a new entity that will be formed for the purposes of holding the Assets. The Agreement also provides that Peterson shall receive a $2 million liquidation preference for up to 18 months after the closing of the Agreement, during which time any liquidity event related to the Assets, will result in Peterson receiving the first $2 million of proceeds from liquidation of the entity that owns the Assets, should the valuation of such Assets be less than $20 million. As part of the Agreement, Peterson will become an employee of the Company.

As of June 30, 2023, the new entity had not yet been formed and John Peterson had not yet started as an employee of the Company (refer to Note 19, Subsequent Events, for subsequent activity related to the Agreement).

16.	Segment Disclosures

During the three and six months ended June 30, 2023, the Company had two operating segments including:

●	Technology, which is comprised of AWS PR, SVC, Tropical, and HWN.

●	High Wire, which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three and six months ended June 30, 2023 is presented below:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$5,940,066	$5,940,066	$-	$16,105,237	$16,105,237
Operating loss	(653,221)	(1,566,472)	(2,219,693)	(1,723,399)	(3,127,237)	(4,850,636)
Interest expense	34,820	367,581	402,401	217,306	370,747	588,053
Depreciation and amortization	-	215,847	215,847	-	418,467	418,467
Total assets as of June 30, 2023	34,392	16,002,282	16,036,674	34,392	16,002,282	16,036,674

Geographic information as of and for the three and six months ended June 30, 2023 is presented below:

	Revenues
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Long-lived Assets as of June 30, 2023

Puerto Rico	$127,649	$351,835	$2,761
United States	5,812,417	15,753,402	11,136,709
Consolidated total	5,940,066	16,105,237	11,139,470

Financial statement information by operating segment for the three and six months ended June 30, 2022 is presented below:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$6,842,723	$6,842,723	$-	$12,155,837	$12,155,837
Operating loss	(975,003)	(554,167)	(1,529,170)	(2,089,343)	(1,070,425)	(3,159,768)
Interest expense	314,605	17,671	332,276	497,255	88,250	585,505
Depreciation and amortization	-	121,453	121,453	-	242,037	242,037
Total assets as of December 31, 2022	606,752	19,224,894	19,831,646	606,752	19,224,894	19,831,646

Geographic information as of December 31, 2022 and for the three and six months ended June 30, 2022 is presented below:

	Revenues
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico	$409,055	$748,980	$5,338
United States	6,433,668	11,406,857	14,367,919
Consolidated total	6,842,723	12,155,837	14,373,257

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(3,960,368)	$5,365,053	$(5,484,291)	$10,322,590

Denominator
Weighted average common shares outstanding, basic	232,300,415	55,544,332	214,984,254	52,132,149
Effect of dilutive securities	-	18,603,480	-	18,603,480
Weighted average common shares outstanding, diluted	232,300,415	74,147,812	214,984,254	70,735,629

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.02)	$0.09	$(0.02)	$0.13
Net income (loss) from discontinued operations, net of taxes	$-	$0.01	$(0.01)	$0.07
Net (loss) income per share	$(0.02)	$0.10	$(0.03)	$0.20

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.02)	$0.07	$(0.02)	$0.10
Net (loss) income from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.05
Net (loss) income per share	$(0.02)	$0.07	$(0.03)	$0.15

18.	Discontinued Operations

On February 15, 2022, HWN sold its 50% interest in JTM, which qualified for discontinued operations treatment.

The results of operations of JTM have been included within net (loss) income from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022.

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

The results of operations of the ADEX Entities have been included within net (loss) income from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the three months June 30, 2022 and the six months ended June 30, 2023 and 2022.

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

The following table shows the statements of operations for the Company’s discontinued operations for the three months ended June 30, 2022 and the six months ended June 30, 2023 and 2022:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2022	2023	2022

Revenue	$6,891,819	$4,759,216	$14,384,246

Operating expenses:
Cost of revenues	5,380,764	3,824,134	11,457,316
Depreciation and amortization	107,418	107,627	214,836
Salaries and wages	363,308	197,456	742,447
General and administrative	748,054	532,396	1,470,451
Total operating expenses	6,599,544	4,661,613	13,885,050

Income from operations	292,275	97,603	499,196

Other (expenses) income:
Loss (gain) on disposal of subsidiary	-	(1,434,392)	919,873
Exchange loss	(2,869)	(923)	(3,055)
Interest expense	-	-	(1,471)
PPP loan forgiveness	-	-	2,000,000
Total other (expense) income	(2,869)	(1,435,315)	2,915,347

Pre-tax (loss) income from operations	289,406	(1,337,712)	3,414,543

Provision for income taxes	-	-	-

Net (loss) income from discontinued operations, net of taxes	$289,406	$(1,337,712)	$3,414,543

19.	Subsequent Events

Material definitive agreement with John Peterson

As discussed in Note 15, Commitments and Contingencies, the Company entered into a material definitive agreement with John Peterson on June 30, 2023. On July 17, 2023, the Company appointed John Peterson as Chief Product Officer. Additionally, on August 4, 2023, the Company formed a new entity – incorporated as Overwatch Cyberlab, Inc. – which is 80% owned by the Company and 20% owned by John Peterson.

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

Results of Operations for the Three-Month Periods Ended June 30, 2023 and 2022

Our operating results for the three-month periods ended June 30, 2023 and 2022 are summarized as follows:

	For the three months ended
	June 30,
	2023	2022	Difference

Revenues	$5,940,066	$6,842,723	$(902,657)
Operating expenses	8,159,759	8,371,893	(212,134)
Loss from operations	(2,219,693)	(1,529,170)	(690,523)
Total other (expense) income	(1,740,675)	6,604,817	(8,345,492)
Net income from discontinued operations, net of taxes	-	289,406	(289,406)
Net loss from discontinued operations attributable to noncontrolling interest	-	-	-
Net (loss) income attributable to common stockholders	(3,960,368)	5,365,053	(9,325,421)

Revenues

Our revenue decreased from $6,842,723 for the three months ended June 30, 2022 to $5,940,066 for the three months ended June 30, 2023. The decrease is primarily related to SVC revenue of $858,859 for the three months ended June 30, 2023, a decrease of $1,245,964 compared to $2,104,823 for the three months ended June 30, 2022. The decrease in revenue for SVC was primarily related to new regulations that went into place during 2022 and led to decreased traffic from SVC’s customer base. The decrease was partially offset by a $766,792 increase in revenue for HWN.

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

Operating Expenses

During the three months ended June 30, 2023, our operating expenses were $8,159,759, compared to operating expenses of $8,371,893 for the same period of 2022. The decrease of $212,134 is primarily related to a $986,412 decrease in cost of revenues as a result of the decrease in sales discussed above. This decrease was partially offset by a $689,834 increase in general and administrative expenses due to additional headcount, including certain chief officer positions and expansion and investment in our Overwatch division support.

Other (Expense) Income

During the three months ended June 30, 2023, we had other expense of $1,740,675, compared to other income of $6,604,817 for the same period of 2022. The change of $8,345,492 is primarily related to a decrease in the gain on change in fair value of derivatives of $7,938,336 and the $1,222,000 of liquidated damages related to escrow shares. This was partially offset by a decrease in amortization of discounts on convertible debentures and loans payable of $602,055.

Net (Loss) Income

For the three months ended June 30, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $3,960,368, compared to net income of $5,365,053 in the same period of 2022.

Results of Operations for the Six-Month Periods Ended June 30, 2023 and 2022

Our operating results for the six-month periods ended June 30, 2023 and 2022 are summarized as follows:

	For the six months ended
	June 30,
	2023	2022	Difference

Revenues	$16,105,237	$12,155,837	$3,949,400
Operating expenses	20,955,873	15,315,605	5,640,268
Loss from operations	(4,850,636)	(3,159,768)	(1,690,868)
Total other income	704,057	9,939,328	(9,235,271)
Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,414,543	(4,752,255)
Net loss from discontinued operations attributable to noncontrolling interest	-	128,487	(128,487)
Net (loss) income attributable to common stockholders	(5,484,291)	10,322,590	(15,806,881)

Revenues

Our revenue increased from $12,155,837 for the six months ended June 30, 2022 to $16,105,237 for the six months ended June 30, 2023. The increase is primarily related to HWN revenue of $13,675,687 for the six months ended June 30, 2023, an increase of $6,611,892 compared to $7,063,795 for the six months ended June 30, 2022. The increase in HWN revenue was primarily related to an increase in recurring revenue as a result of bringing on new customers, along with an increase in project revenue. The increase in revenue was partially offset by decreases in revenue for AWS PR, TROP, and SVC.

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

Operating Expenses

During the six months ended June 30, 2023, our operating expenses were $20,955,873, compared to operating expenses of $15,315,605 for the same period of 2022. The increase of $5,640,268 is primarily related to a $4,321,143 increase in cost of revenues as a result of the increase in sales discussed above, combined with a $1,190,873 increase in general and administrative expenses due to additional headcount, including certain chief officer positions and expansion and investment in our Overwatch division support.

Other Income

During the six months ended June 30, 2023, we had other income of $704,057, compared to other income of $9,939,328 for the same period of 2022. The decrease of $9,235,271 is primarily related to a decrease in the gain on change in fair value of derivatives of $8,670,271 and the $1,222,000 of liquidated damages related to escrow shares. This was partially offset by a decrease in amortization of discounts on convertible debentures and loans payable of $766,107.

Net (Loss) Income

For the six months ended June 30, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $5,484,291, compared to net income of $10,322,590 in the same period of 2022.

Liquidity and Capital Resources

As of June 30, 2023, our total current assets were $4,897,204 and our total current liabilities were $11,138,052, resulting in a working capital deficit of $6,240,848, compared to a working capital deficit of $10,889,962 as of December 31, 2022.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the six months ended
	June 30,
	2023	2022

Net cash used in operating activities	$(4,902,621)	$(123,790)
Net cash provided by investing activities	$50,000	$288,874
Net cash provided by financing activities	$5,407,058	$765,739
Net increase in cash	$554,437	$930,823

For the six months ended June 30, 2023, cash increased $554,437, compared to an increase in cash of $930,823 for the same period of 2022. Net cash provided by financing activities included proceeds from Securities Purchase Agreements of $3,500,000 and net proceeds from loans payable of $1,987,262. Net cash used in operating activities included the net loss from continuing operations of $4,146,579, as well as a net cash outflow from changes in operating assets and liabilities of $1,263,184 and a gain on change in fair value of derivative liabilities of $3,322,031.

As of June 30, 2023, we had cash of $1,203,464 compared to $649,027 as of December 31, 2022.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2023, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On April 21, 2023, we issued an aggregate of 1,000,000 shares of our common stock to Investors in exchange for aggregate cash proceeds of $75,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 100,000 shares into escrow.

On May 24, 2023, we issued 8,295,455 shares of our common stock to the Mark E Munro Charitable Remainder Unitrust 1996 upon the conversion of 182.5 shares of Series D preferred stock with a stated value of $10,000 per share.

On June 5, 2023, we issued 681,818 shares of our common stock to Oscar Steiner upon the conversion of 15 shares of Series E preferred stock with a stated value of $10,000 per share.

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

High Wire Networks, Inc.

Date: August 14, 2023	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: August 14, 2023	By:	/s/ Curt Smith
Curt Smith
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer