Form 10-Q/A
period 2023-03-31
HIGH WIRE NETWORKS, INC.
filed 2024-01-12
CIK 1413891

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

Explanatory Note

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 17, 2023 (the “Original Form 10-Q”):

●	Item 1 of Part I “Financial Information”

●	Item 2 of Part I “Financial Information”

The Company has also updated the signature page, the certifications of its Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2, and its financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q.

The errors leading to this Amendment relate to derivatives recorded on the balance sheet as of March 31, 2023. Upon review, the instrument that required derivative accounting was removed from the Company’s balance sheet in conjunction with the divestiture of the ADEX Entities on March 6, 2023. The effect of the errors is that the Company recorded a gain on extinguishment of derivatives for the quarter ended March 31, 2023 and no longer has any derivative liabilities outstanding as of March 31, 2023. As of result of removing the instrument requiring derivative accounting, the Company also reclassified the value of its Series D and Series E preferred stock from the mezzanine equity of the balance sheet to the permanent equity section of the balance sheet.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash	$978,243	$649,027
Accounts receivable, net of allowance of $36,000	7,037,009	3,925,504
Prepaid expenses and other current assets	509,876	883,858
Current assets of discontinued operations	-	5,211,442
Total current assets	8,525,128	10,669,831

Property and equipment, net of accumulated depreciation of $327,509 and $294,763, respectively	1,498,412	1,549,609
Goodwill	5,406,319	8,028,106
Intangible assets, net of accumulated amortization of $1,840,430 and $1,670,556, respectively	4,568,259	4,738,134
Operating lease right-of-use assets	33,069	57,408
Noncurrent assets of discontinued operations	-	7,551,883
Total assets	$20,031,187	$32,594,971

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	5,920,765	6,425,226
Contract liabilities	808,045	1,665,831
Loans payable to related parties	100,000	209,031
Current portion of loans payable, net of debt discount of $302,980 and $658,838, respectively	1,512,548	1,928,964
Current portion of convertible debentures	273,894	1,598,894
Factor financing	2,353,956	-
Contingent consideration	100,000	100,000
Operating lease liabilities	42,702	74,266
Current portion of derivative liabilities	-	4,720,805
Current liabilities of discontinued operations	-	4,836,776
Total current liabilities	11,111,910	21,559,793

Long-term liabilities:
Loans payable, net of current portion	-	185,513
Convertible debentures, net of current portion	-	1,625,000
Derivative liabilities, net of current portion	-	3,324,126
Noncurrent liabilities of discontinued operations	-	152,102
Total long-term liabilities	-	5,286,741

Total liabilities	11,111,910	26,846,534

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 300,000 issued, 0 and 300,000 outstanding as of March 31, 2023 and December 31, 2022, respectively	-	722,098
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,500 issued and 1,405 outstanding as of December 31, 2022	-	11,641,142
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued and 526 outstanding as of December 31, 2022	-	5,104,658
Total mezzanine equity	-	17,467,898

Stockholders’ equity/(deficit):
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 227,783,332 and 164,488,370 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,278	1,645
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,500 issued and 1,125 outstanding as of March 31, 2023	9,245,462	-
Series E preferred stock; $10,000 stated value; 650 shares authorized; 650 issued and 526 outstanding as of March 31, 2023	5,104,658	-
Additional paid-in capital	26,458,040	20,338,364
Accumulated deficit	(31,891,161)	(32,059,470)
Total stockholders’ equity(/deficit)	8,919,277	(11,719,461)

Total liabilities and stockholders’ equity/(deficit)	$20,031,187	$32,594,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
	(As restated)

Revenue	$10,165,171	$5,313,114

Operating expenses:
Cost of revenues	8,731,668	3,424,113
Depreciation and amortization	202,620	120,584
Salaries and wages	1,993,016	2,031,244
General and administrative	1,868,810	1,367,771
Total operating expenses	12,796,114	6,943,712

Loss from operations	(2,630,943)	(1,630,598)

Other income (expenses):
Interest expense	(185,652)	(253,229)
Amortization of discounts on convertible debentures and loans payable	(508,564)	(672,616)
Gain on change in fair value of derivatives	3,140,404	3,872,339
Gain on extinguishment of derivatives	1,692,232	-
Exchange loss	(1,456)	-
Amortization of premiums on convertible debentures and loans payable to related parties	-	386,757
Other income	-	1,260
Total other income	4,136,964	3,334,511

Net income from continuing operations before income taxes	1,506,021	1,703,913

Provision for income taxes	-	-

Net income from continuing operations	1,506,021	1,703,913

Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,125,137
Less: net loss from discontinued operations attributable to noncontrolling interest	-	128,487

Net income attributable to High Wire Networks, Inc. common shareholders	$168,309	$4,957,537

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net income from continuing operations	$0.01	$0.03
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.07
Net income per share	$0.00	$0.10

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net income from continuing operations	$0.01	$0.02
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.03
Net income per share	$0.00	$0.05

Weighted average common shares outstanding:
Basic	197,475,692	48,728,249
Diluted	217,325,280	101,821,565

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	For the three months ended March 31, 2023 (as restated)
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2023	164,488,370	$1,645	-	$-	-	$-	$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-	-	-	-	722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-	-	-	-	3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-	-	-	-	1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-	-	-	-	242,172	-	242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-	-	-	-	285,791	-	285,791
Net income for the period	-	-	-	-	-	-	-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

	For the three months ended March 31, 2022
	Common stock		Additional paid-in	Accumulated	Noncontrolling
	Shares	$	capital	deficit	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock to upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock to upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
	(As restated)

Cash flows from operating activities:
Net income from continuing operations	$1,506,021	$1,703,913

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on change in fair value of derivative liabilities	(3,140,404)	(3,872,339)
Amortization of discounts on convertible debentures and loans payable	508,564	672,616
Amortization of premiums on convertible debentures and loans payable to related parties	-	(386,757)
Depreciation and amortization	202,620	120,585
Amortization of operating lease right-of-use assets	24,339	28,744
Stock-based compensation related to stock options	285,791	299,034
Stock-based compensation related to third-party vendors	242,200	-
Gain on extinguishment of derivatives	(1,692,232)	-
Loss (gain) on disposal of subsidiary	1,434,392	(919,873)
Changes in operating assets and liabilities:
Accounts receivable	(3,111,505)	473,842
Prepaid expenses and other current assets	373,982	(467,469)
Accounts payable and accrued liabilities	91,462	805,667
Contract liabilities	(857,786)	113,397
Operating lease liabilities	(31,564)	(32,863)
Net cash used in operating activities of continuing operations	(4,164,120)	(1,461,503)
Net cash (used in) provided by operating activities of discontinued operations	(995,089)	1,310,583
Net cash used in operating activities	(5,159,209)	(150,920)

Cash flows from investing activities:
Purchase of equipment	-	(35,000)
Cash received in connection with disposal of JTM	50,000	275,000
Net cash provided by investing activities	50,000	240,000

Cash flows from financing activities:
Proceeds from loans payable	1,250,000	-
Repayments of loans payable	(1,293,023)	(709,232)
Proceeds from factor financing	3,251,007	-
Repayments of factor financing	(897,051)	-
Securities Purchase Agreement proceeds	3,425,000	-
Net cash provided by (used in) financing activities of continuing operations	5,735,933	(709,232)
Net cash (used in) provided by financing activities of discontinued operations	(297,508)	606,836
Net cash provided by (used in) financing activities	5,438,425	(102,396)

Net increase (decrease) in cash	329,216	(13,316)

Cash, beginning of period	649,027	445,479

Cash, end of period	$978,243	$432,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,681	$86,250
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series A preferred stock	$722,098	$-
Common stock issued for conversion of Series D preferred stock	$1,445,220	$258,079
Original issue discounts on loans payable	$530,000	$-
Common stock issued for conversion of convertible debentures	$-	$815,292
Receivable from JTM disposition	$-	$250,000

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

Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of March 31, 2023 and December 31, 2022, respectively, the Company had 111,376,278 and 178,640,968 common stock equivalents outstanding. As of March 31, 2023 and 2022, respectively, 19,849,588 and 53,093,316 of the common stock equivalents were dilutive.

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

The Company generated operating losses in the three months ended March 31, 2023 and 2022, and High Wire has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the three months ended March 31, 2023, the Company had an operating loss of $2,630,943, cash flows used in continuing operations of $4,164,120, and a working capital deficit of $2,586,783. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable, its forecasts of operations for one year from the date of the filing of the unaudited condensed consolidated financial statements in the Company’s Quarterly Report on Form 10-Q/A indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any assets or liabilities carried at fair value as of March 31, 2023 (refer to Note 8, Convertible debentures, for additional detail).

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 consisted of the following:

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of March 31, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the Company had a derivative liability of $8,044,931.

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

As a result of this note being assumed by the buyer, the Company’s other convertible debt, warrants, and stock options were no longer considered tainted in accordance with ASC 815. As a result, all remaining derivatives were extinguished as of March 6, 2023. The Company recorded a gain on extinguishment of derivatives of $1,692,232 to the unaudited condensed consolidated financial statements for the three months ended March 31, 2023.

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

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s derivative liabilities. As of June 15, 2021, the derivative liability balance of $7,496,482 was comprised of $6,929,000 of derivatives related to High Wire’s convertible debentures, and $567,482 of derivatives related to High Wire’s share purchase warrants and stock options. Not all of the Company’s stock options qualified for derivative treatment.

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualified for embedded derivative classification. The fair value of the liability was re-measured at the end of every reporting period and the change in fair value was reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also included the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of March 31, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the derivative liability balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2023:

March 31,
2023
Balance at the beginning of the period	$8,044,931
Change in fair value of embedded conversion option	(3,140,404)
Divestiture of the ADEX Entities	(3,212,295)
Extinguishment of derivatives	(1,692,232)
Balance at the end of the period	-

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company had classified the Series D preferred stock shares as temporary equity or “mezzanine.” As a result of the Company no longer having instruments which require derivative accounting, the Series D preferred stock was reclassified to permanent equity as of March 6, 2023 at its carrying value of $9,245,462.

As of March 31, 2023, the carrying value of the Series D preferred stock was $9,245,462. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company had classified the Series E preferred stock shares as temporary equity or “mezzanine.” As a result of the Company no longer having instruments which require derivative accounting, the Series E preferred stock was reclassified to permanent equity as of March 6, 2023 at its carrying value of $5,104,658.

As of March 31, 2023, the carrying value of the Series E Preferred Stock was $5,104,658. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of March 31, 2023 (refer to Note 8, Convertible debentures, for additional detail), and the Company’s share purchase warrants and stock options no longer qualify for fair value measurement. The weighted-average remaining life on the share purchase warrants as of March 31, 2023 was 4.5 years. The weighted-average remaining life on the stock options as of March 31, 2023 was 3.8 years. With the exception of those issued during February and June 2021, the stock options outstanding at March 31, 2023 were subject to vesting terms.

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

Financial statement information by operating segment for the three months ended March 31, 2023 is presented below:

	Three Months Ended March 31, 2023
	High Wire	Technology	Total

Net sales	$-	$10,165,171	$10,165,171
Operating loss	(1,070,178)	(1,560,765)	(2,630,943)
Interest expense	182,486	3,166	185,652
Depreciation and amortization	-	202,620	202,620
Total assets as of March 31, 2023	78,291	19,952,896	20,031,187

Geographic information as of and for the three months ended March 31, 2023 is presented below:

	Revenues For The Three Months Ended March 31, 2023	Long-lived Assets as of March 31, 2023

Puerto Rico	$224,187	$3,865
United States	9,940,984	11,502,194
Consolidated total	10,165,171	11,506,059

Financial statement information by operating segment for the three months ended March 31, 2022 is presented below:

	Three Months Ended March 31, 2022
	High Wire	Technology	Total

Net sales	$-	$5,313,114	$5,313,114
Operating loss	(1,114,340)	(516,258)	(1,630,598)
Interest expense	182,650	70,579	253,229
Depreciation and amortization	-	120,584	120,584
Total assets as of December 31, 2022	606,752	19,224,894	19,831,646

Geographic information as of December 31, 2022 and for the three months ended March 31, 2022 is presented below:

	Revenues For The Three Months Ended March 31, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico	$339,925	$5,338
United States	4,973,189	14,367,919
Consolidated total	5,313,114	14,373,257

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022

Numerator:
Net income attributable to High Wire Networks, Inc. common shareholders	$168,309	$4,957,537

Denominator
Weighted average common shares outstanding, basic	197,475,692	48,728,249
Effect of dilutive securities	19,849,588	53,093,316
Weighted average common shares outstanding, diluted	217,325,280	101,821,565

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net income from continuing operations	$0.01	$0.03
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.07
Net income per share	$0.00	$0.10

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net income from continuing operations	$0.01	$0.02
Net (loss) income from discontinued operations, net of taxes	$(0.01)	$0.03
Net income per share	$0.00	$0.05

18.	Discontinued Operations

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

20.	Restatement

The Company has restated its unaudited consolidated financial statements as of and for the three months ended March 31, 2023 to correct for a misstatement relating to its derivative liabilities and the associated change to the presentation of its Series D preferred stock and Series E preferred stock as discussed in the Explanatory Note.

The following tables reflect the impact of the restatement on the unaudited condensed consolidated balance sheet as of March 31, 2023 and the unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2023.

	March 31, 2023
Unaudited condensed consolidated balance sheet	As Previously Reported	Effect of Restatement	As Restated
Current portion of derivative liabilities	$1,692,232	$(1,692,232)	$-
Total current liabilities	12,804,142	(1,692,232)	11,111,910
Total liabilities	12,804,142	(1,692,232)	11,111,910
Series D preferred stock (mezzanine equity)	9,245,462	(9,245,462)	-
Series E preferred stock (mezzanine equity)	5,104,658	(5,104,658)	-
Total mezzanine equity	14,350,120	(14,350,120)	-
Series D preferred stock (permanent equity)	-	9,245,462	9,245,462
Series E preferred stock (permanent equity)	-	5,104,658	5,104,658
Accumulated deficit	(33,583,393)	1,692,232	(31,891,161)
Total stockholders’ (deficit) equity	(7,123,075)	16,042,352	8,919,277

	For the three months ended March 31, 2023
Unaudited condensed consolidated statement of operations	As Previously Reported	Effect of Restatement	As Restated
Gain on extinguishment of derivatives	$-	$1,692,232	$1,692,232
Total other income	2,444,732	1,692,232	4,136,964
Net (loss) income from continuing operations before income taxes	(186,211)	1,692,232	1,506,021
Net (loss) income from continuing operations	(186,211)	1,692,232	1,506,021
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	(1,523,923)	1,692,232	168,309

Net (loss) income per share attributable to High Wire Networks, Inc. common shareholders from continuing operations, basic	$(0.00)	$0.01	$0.01
Net (loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic	$(0.01)	$0.01	$0.00
Net (loss) income per share attributable to High Wire Networks, Inc. common shareholders from continuing operations, diluted	$(0.00)	$0.01	$0.01
Net (loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted	$(0.01)	$0.01	$0.00

	For the three months ended March 31, 2023
Unaudited condensed consolidated statement of cash flows	As Previously Reported	Effect of Restatement	As Restated
Net (loss) income from continuing operations	$(186,211)	$1,692,232	$1,506,021
Gain on extinguishment of derivatives	-	(1,692,232)	(1,692,232)

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

Our Operating Units

Our company is comprised of the following:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and our SVC revenue.

●	Technology Solutions: The Technology Solutions group is all service and project revenue generally globally by HWN, Tropical, and AWS PR. These business perform professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022

Our operating results for the three-month periods ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Difference

Revenues	$10,165,171	$5,313,114	$4,852,057
Operating expenses	12,796,114	6,943,712	5,852,402
Loss from operations	(2,630,943)	(1,630,598)	(1,000,345)
Total other income	4,136,964	3,334,511	802,453
Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,125,137	(4,462,849)
Net loss from discontinued operations attributable to noncontrolling interest	-	128,487	(128,487)
Net (loss) income attributable to common stockholders	168,309	4,957,537	(4,789,228)

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

Other Income

During the three months ended March 31, 2023, we had other income of $4,136,964, compared to other income of $3,334,511 for the same period of 2022. The increase of $802,453 is primarily related to a gain on extinguishment of derivatives of $1,692,232 during the three months ended March 31, 2023. The increase was partially offset by decreases in the gain on change in fair value of derivatives and amortization of premiums on convertible debentures and loans payable to related parties of $731,935 and $386,757, respectively.

Net Income

For the three months ended March 31, 2023, we had a net income attributable to High Wire Networks, Inc. common shareholders of $168,309, compared to net income of $4,957,537 in the same period of 2022.

Liquidity and Capital Resources

As of March 31, 2023, our total current assets were $8,525,128 and our total current liabilities were $11,111,911, resulting in a working capital deficit of $2,586,783, compared to a working capital deficit of $10,889,962 as of December 31, 2022.

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

For the three months ended March 31, 2023, cash increased $329,216, compared to a decrease in cash of $13,316 for the same period of 2022. Net cash provided by financing activities included proceeds from Securities Purchase Agreements of $3,425,000 and net proceeds from factor financing of $2,353,956. Net cash used in operating activities included the net income from continuing operations of $1,506,021, as well as a net cash outflow from changes in operating assets and liabilities of $3,535,411, a gain on change in fair value of derivative liabilities of $3,140,404, and a gain on extinguishment of derivatives of $1,692,232.

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

High Wire Networks, Inc.

Date: January 12, 2024	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: January 12, 2024	By:	/s/ Curt Smith
Curt Smith
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer