Form 10-Q/A
period 2023-06-30
HIGH WIRE NETWORKS, INC.
filed 2024-01-12
CIK 1413891

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

Explanatory Note

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on August 14, 2023 (the “Original Form 10-Q”):

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

The errors leading to this Amendment relate to derivatives recorded on the balance sheet as of June 30, 2023. Upon review, the instrument that required derivative accounting was removed from the Company’s balance sheet in conjunction with the divestiture of the ADEX Entities on March 6, 2023. The effect of the errors is that the Company recorded a gain on extinguishment of derivatives for the six months ended June 30, 2023, reversed previous activity related to the change in fair value of derivatives for the three months ended June 30, 2023, and no longer has any derivative liabilities outstanding as of June 30, 2023. As of result of removing the instrument requiring derivative accounting, the Company also reclassified the value of its Series D and Series E preferred stock from the mezzanine equity of the balance sheet to the permanent equity section of the balance sheet. This reclassification also necessitated adjustments to the recording of the Series D and E preferred stock conversions during the three months ended June 30, 2023.

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
	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash	$1,203,464	$649,027
Accounts receivable, net of allowance of $36,000	3,349,576	3,925,504
Prepaid expenses and other current assets	344,164	883,858
Current assets of discontinued operations	-	5,211,442
Total current assets	4,897,204	10,669,831

Property and equipment, net of accumulated depreciation of $373,480 and $294,763, respectively	1,326,432	1,549,609
Goodwill	5,406,319	8,028,106
Intangible assets, net of accumulated amortization of $2,010,304 and $1,670,556, respectively	4,398,385	4,738,134
Operating lease right-of-use assets	8,334	57,408
Noncurrent assets of discontinued operations	-	7,551,883
Total assets	$16,036,674	$32,594,971

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	4,424,420	6,425,226
Contract liabilities	629,424	1,665,831
Loans payable to related parties	100,000	209,031
Current portion of loans payable, net of debt discount of $138,752 and $658,838, respectively	3,871,662	1,928,964
Current portion of convertible debentures	273,894	1,598,894
Factor financing	217,304	-
Contingent consideration	100,000	100,000
Operating lease liabilities	10,742	74,266
Current portion of derivative liabilities	-	4,720,805
Current liabilities of discontinued operations	-	4,836,776
Total current liabilities	9,627,446	21,559,793

Long-term liabilities:
Loans payable, net of current portion	-	185,513
Convertible debentures, net of current portion	-	1,625,000
Derivative liabilities, net of current portion	-	3,324,126
Noncurrent liabilities of discontinued operations	-	152,102
Total long-term liabilities	-	5,286,741

Total liabilities	9,627,446	26,846,534

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 0 and 300,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	722,098
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,405 issued and outstanding as of December 31, 2022	-	11,641,142
Series E preferred stock; $10,000 stated value; 650 shares authorized; 526 issued and outstanding as of December 31, 2022	-	5,104,658
Total mezzanine equity	-	17,467,898

Stockholders’ equity/(deficit):
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 237,860,605 and 164,488,370 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,379	1,645
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of June 30, 2023	7,745,643	-
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of June 30, 2023	4,869,434	-
Additional paid-in capital	29,824,928	20,338,364
Accumulated deficit	(36,033,156)	(32,059,470)
Total stockholders’ equity(/deficit)	6,409,228	(11,719,461)

Total liabilities and stockholders’ equity/(deficit)	$16,036,674	$32,594,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(As restated)		(As restated)

Revenue	$5,940,066	$6,842,723	$16,105,237	$12,155,837

Operating expenses:
Cost of revenues	3,431,506	4,417,918	12,163,174	7,842,031
Depreciation and amortization	215,847	121,453	418,467	242,037
Salaries and wages	2,295,763	2,305,713	4,288,779	4,336,957
General and administrative	2,216,643	1,526,809	4,085,453	2,894,580
Total operating expenses	8,159,759	8,371,893	20,955,873	15,315,605

Loss from operations	(2,219,693)	(1,529,170)	(4,850,636)	(3,159,768)

Other (expenses) income:
Interest expense	(402,401)	(332,276)	(588,053)	(585,505)
Amortization of discounts on convertible debentures and loans payable	(328,828)	(930,883)	(837,392)	(1,603,499)
Exchange loss	(6,573)	(160)	(8,029)	(160)
Liquidated damages related to escrow shares	(1,222,000)	-	(1,222,000)	-
Gain on change in fair value of derivatives	-	8,119,963	3,140,404	11,992,302
Gain on extinguishment of derivatives	-	-	1,692,232	-
Loss on settlement of debt	-	(906,258)	-	(906,258)
Initial derivative expense	-	(11,000)	-	(11,000)
Amortization of premiums on convertible debentures and loans payable to related parties	-	386,757	-	773,514
Other income	37,500	278,674	37,500	279,934
Total other (expense) income	(1,922,302)	6,604,817	2,214,662	9,939,328

Net (loss) income from continuing operations before income taxes	(4,141,995)	5,075,647	(2,635,974)	6,779,560

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(4,141,995)	5,075,647	(2,635,974)	6,779,560

Net income (loss) from discontinued operations, net of taxes	-	289,406	(1,337,712)	3,414,543
Less: net loss from discontinued operations attributable to noncontrolling interest	-	-	-	128,487

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(4,141,995)	$5,365,053	$(3,973,686)	$10,322,590

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.02)	$0.09	$(0.01)	$0.13
Net income (loss) from discontinued operations, net of taxes	$-	$0.01	$(0.01)	$0.07
Net (loss) income per share	$(0.02)	$0.10	$(0.02)	$0.20

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.02)	$0.07	$(0.01)	$0.10
Net (loss) income from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.05
Net (loss) income per share	$(0.02)	$0.07	$(0.02)	$0.15

Weighted average common shares outstanding:
Basic	232,300,415	55,544,332	214,984,254	52,132,149
Diluted	232,300,415	74,147,812	214,984,254	70,735,629

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the six months ended June 30, 2023 (as restated)
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2023	164,488,370	$1,645	-		-		$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-		-		722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-		-		3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-		-		1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-		-		242,172		242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-		-		285,791	-	285,791
Net income for the period	-	-	-		-		-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

Issuance of common stock pursuant to PIPE transaction	1,100,000	11	-		-		74,989	-	75,000
Issuance of common stock upon conversion of Series D preferred stock	8,295,455	83	(182)	(1,499,819)	-		1,499,736	-	-
Issuance of common stock upon conversion of Series E preferred stock	681,818	7			(15)	(235,224)	235,217	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Stock-based compensation	-	-	-		-		334,946	-	334,946
Liquidated damages related to escrow shares	-	-	-		-		1,222,000	-	1,222,000
Net loss for the period	-	-	-		-		-	(4,141,995)	(4,141,995)

Ending balance, June 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$29,824,928	$(36,033,156)	$6,409,228

	For the six months ended June 30, 2022
	Common stock		Additional paid-in	Accumulated	Noncontrolling
	Shares	$	capital	deficit	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock to upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock to upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

Issuance of common stock upon conversion of convertible debentures	5,880,127	59	864,782	-	-	864,841
Stock-based compensation	-	-	296,691	-	-	296,691
Net income for the period	-	-	-	5,365,053	-	5,365,053

Ending balance, June 30, 2022	57,266,748	$573	$11,164,736	$(2,701,792)	$-	$8,463,517

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
	(As restated)

Cash flows from operating activities:
Net (loss) income from continuing operations	$(2,635,974)	$6,779,560

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	(3,140,404)	(11,992,302)
Amortization of discounts on convertible debentures and loans payable	837,392	1,603,499
Amortization of premiums on convertible debentures and loans payable to related parties	-	(773,514)
Depreciation and amortization	418,467	242,036
Amortization of operating lease right-of-use assets	49,074	58,783
Stock-based compensation related to stock options	620,737	595,725
Stock-based compensation related to third-party vendors	242,200	-
Liquidated damages related to escrow shares	1,222,000	-
Gain on extinguishment of derivatives	(1,692,232)	-
Loss (gain) on disposal of subsidiary	1,434,392	(919,873)
Loss on settlement of debt	-	906,258
Initial derivative expense	-	11,000
Changes in operating assets and liabilities:
Accounts receivable	575,928	(387,481)
Prepaid expenses and other current assets	539,694	(535,639)
Accounts payable and accrued liabilities	(1,278,875)	1,063,436
Contract liabilities	(1,036,407)	316,874
Operating lease liabilities	(63,524)	(67,021)
Net cash used in operating activities of continuing operations	(3,907,532)	(3,098,659)
Net cash (used in) provided by operating activities of discontinued operations	(995,089)	2,974,869
Net cash used in operating activities	(4,902,621)	(123,790)

Cash flows from investing activities:
Purchase of equipment	-	(36,126)
Cash received in connection with disposal of JTM	50,000	325,000
Net cash provided by investing activities	50,000	288,874

Cash flows from financing activities:
Proceeds from loans payable	5,145,400	1,454,965
Repayments of loans payable	(3,158,138)	(1,466,759)
Proceeds from factor financing	6,040,098	-
Repayments of factor financing	(5,822,794)	-
Securities Purchase Agreement proceeds	3,500,000	-
Proceeds from convertible debentures	-	500,000
Net cash provided by financing activities of continuing operations	5,704,566	488,206
Net cash (used in) provided by financing activities of discontinued operations	(297,508)	277,533
Net cash provided by financing activities	5,407,058	765,739

Net increase in cash	554,437	930,823

Cash, beginning of period	649,027	445,479

Cash, end of period	$1,203,464	$1,376,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$389,778	$168,750
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series A preferred stock	$722,098	$-
Common stock issued for conversion of Series D preferred stock	$2,945,039	$258,079
Common stock issued for conversion of Series E preferred stock	$235,224	$-
Original issue discounts on loans payable	$694,600	$645,035
Common stock issued for conversion of convertible debentures	$-	$1,680,133
Receivable from JTM disposition	$-	$200,000

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

The Company generated operating losses in the three and six months ended June 30, 2023 and 2022, and High Wire has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the six months ended June 30, 2023, the Company had an operating loss of $4,850,636, cash flows used in continuing operations of $3,907,532, and a working capital deficit of $4,730,243. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any assets or liabilities carried at fair value as of June 30, 2023 (refer to Note 8, Convertible debentures, for additional detail).

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

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of June 30, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the Company had a derivative liability of $8,044,931.

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

As a result of this note being assumed by the buyer, the Company’s other convertible debt, warrants, and stock options were no longer considered tainted in accordance with ASC 815. As a result, all remaining derivatives were extinguished as of March 6, 2023. The Company recorded a gain on extinguishment of derivatives of $1,692,232 to the unaudited condensed consolidated financial statements for the six months ended June 30, 2023.

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualified for embedded derivative classification. The fair value of the liability was re-measured at the end of every reporting period and the change in fair value was reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also included the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of June 30, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the derivative liability balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options.

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

On May 24, 2023, the Company issued 8,295,455 shares of common stock to the Mark E Munro Charitable Remainder Unitrust 1996 upon the conversion of 182.5 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,499,819, which was the carrying value of the Series D preferred converted.

Issuance of shares pursuant to conversion of Series E preferred stock

On June 5, 2023, the Company issued 681,818 shares of common stock to Oscar Steiner upon the conversion of 15 shares of Series E preferred stock with a stated value of $10,000 per share. The shares had a fair value of $235,244, which was the carrying value of the Series E preferred converted.

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

On May 24, 2023, the Company issued 8,295,455 shares of common stock to the Mark E Munro Charitable Remainder Unitrust 1996 upon the conversion of 182.5 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,499,819, which was the carrying value of the Series D preferred converted.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company had classified the Series D preferred stock shares as temporary equity or “mezzanine.” As a result of the Company no longer having instruments which require derivative accounting, the Series D preferred stock was reclassified to permanent equity as of March 6, 2023 at its carrying value of $9,245,462.

As of June 30, 2023, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of June 30, 2023, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of June 30, 2023 (refer to Note 8, Convertible debentures, for additional detail), and the Company’s share purchase warrants and stock options no longer qualify for fair value measurement. The weighted-average remaining life on the share purchase warrants as of June 30, 2023 was 4.3 years. The weighted-average remaining life on the stock options as of June 30, 2023 was 4.0 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at June 30, 2023 were subject to vesting terms.

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

Financial statement information by operating segment for the three and six months ended June 30, 2023 is presented below:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$5,940,066	$5,940,066	$-	$16,105,237	$16,105,237
Operating loss	(653,221)	(1,566,472)	(2,219,693)	(1,723,399)	(3,127,237)	(4,850,636)
Interest expense	34,820	367,581	402,401	217,306	370,747	588,053
Depreciation and amortization	-	215,847	215,847	-	418,467	418,467
Total assets as of June 30, 2023	34,392	16,002,282	16,036,674	34,392	16,002,282	16,036,674

Geographic information as of and for the three and six months ended June 30, 2023 is presented below:

	Revenues
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Long-lived Assets as of June 30, 2023

Puerto Rico	$127,649	$351,835	$2,761
United States	5,812,417	15,753,402	11,136,709
Consolidated total	5,940,066	16,105,237	11,139,470

Financial statement information by operating segment for the three and six months ended June 30, 2022 is presented below:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$6,842,723	$6,842,723	$-	$12,155,837	$12,155,837
Operating loss	(975,003)	(554,167)	(1,529,170)	(2,089,343)	(1,070,425)	(3,159,768)
Interest expense	314,605	17,671	332,276	497,255	88,250	585,505
Depreciation and amortization	-	121,453	121,453	-	242,037	242,037
Total assets as of December 31, 2022	606,752	19,224,894	19,831,646	606,752	19,224,894	19,831,646

Geographic information as of December 31, 2022 and for the three and six months ended June 30, 2022 is presented below:

	Revenues
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico	$409,055	$748,980	$5,338
United States	6,433,668	11,406,857	14,367,919
Consolidated total	6,842,723	12,155,837	14,373,257

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(4,141,995)	$5,365,053	$(3,973,686)	$10,322,590

Denominator
Weighted average common shares outstanding, basic	232,300,415	55,544,332	214,984,254	52,132,149
Effect of dilutive securities	-	18,603,480	-	18,603,480
Weighted average common shares outstanding, diluted	232,300,415	74,147,812	214,984,254	70,735,629

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.02)	$0.09	$(0.01)	$0.13
Net income (loss) from discontinued operations, net of taxes	$-	$0.01	$(0.01)	$0.07
Net (loss) income per share	$(0.02)	$0.10	$(0.02)	$0.20

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.02)	$0.07	$(0.01)	$0.10
Net (loss) income from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.05
Net (loss) income per share	$(0.02)	$0.07	$(0.02)	$0.15

18.	Discontinued Operations

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

The Company has restated its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023 to correct for a misstatement relating to its derivative liabilities and the associated change to the presentation of its Series D preferred stock and Series E preferred stock as discussed in the Explanatory Note.

The following tables reflect the impact of the restatement on the unaudited condensed consolidated balance sheet as of June 30, 2023, the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2023.

	June 30, 2023
Unaudited condensed consolidated balance sheet	As Previously Reported	Effect of Restatement	As Restated
Accounts payable and accrued liabilities	$4,424,421	$(1)*	$4,424,420
Current portion of derivative liabilities	1,510,605	(1,510,605)	-
Total current liabilities	11,138,052	(1,510,606)	9,627,446
Total liabilities	11,138,052	(1,510,606)	9,627,446
Series D preferred stock (mezzanine equity)	8,006,469	(8,006,469)	-
Series E preferred stock (mezzanine equity)	4,869,433	(4,869,433)	-
Total mezzanine equity	12,875,902	(12,875,902)	-
Series D preferred stock (permanent equity)	-	7,745,643	7,745,643
Series E preferred stock (permanent equity)	-	4,869,434	4,869,434
Accumulated deficit	(37,543,761)	1,510,605	(36,033,156)
Total stockholders’ (deficit) equity	(7,977,280)	14,386,508	6,409,228

*	Due to rounding

	For the three months ended June 30, 2023
Unaudited condensed consolidated statement of operations	As Previously Reported	Effect of Restatement	As Restated
Gain on change in fair value of derivative liabilities	$181,627	$(181,627)	$-
Total other expense	(1,740,675)	(181,627)	(1,922,302)
Net loss from continuing operations before income taxes	(3,960,368)	(181,627)	(4,141,995)
Net loss from continuing operations	(3,960,368)	(181,627)	(4,141,995)
Net loss attributable to High Wire Networks, Inc. common shareholders	(3,960,368)	(181,627)	(4,141,995)

	For the six months ended June 30, 2023
Unaudited condensed consolidated statement of operations	As Previously Reported	Effect of Restatement	As Restated
Gain on change in fair value of derivative liabilities	$3,322,031	$(181,627)	$3,140,404
Gain on extinguishment of derivatives	-	1,692,232	1,692,232
Total other income	704,057	1,510,605	2,214,662
Net loss from continuing operations before income taxes	(4,146,579)	1,510,605	(2,635,974)
Net loss from continuing operations	(4,146,579)	1,510,605	(2,635,974)
Net loss attributable to High Wire Networks, Inc. common shareholders	(5,484,291)	1,510,605	(3,973,686)

Net loss per share attributable to High Wire Networks, Inc. common shareholders from continuing operations, basic	$(0.02)	$0.01	$(0.01)
Net loss per share attributable to High Wire Networks, Inc. common shareholders, basic	$(0.03)	$0.01	$(0.02)
Net loss per share attributable to High Wire Networks, Inc. common shareholders from continuing operations, diluted	$(0.02)	$0.01	$(0.01)
Net loss per share attributable to High Wire Networks, Inc. common shareholders, diluted	$(0.03)	$0.01	$(0.02)

	For the six months ended June 30, 2023
Unaudited condensed consolidated statement of cash flows	As Previously Reported	Effect of Restatement	As Restated
Net (loss) income from continuing operations	$(4,146,579)	$1,510,605	$(2,635,974)
Gain on change in fair value of derivative liabilities	$(3,322,031)	181,627	$(3,140,404)
Gain on extinguishment of derivatives	-	1,692,232	1,692,232
Common stock issued for conversion of Series D preferred stock	2,684,213	260,826	2,945,039

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

Results of Operations for the Three-Month Periods Ended June 30, 2023 and 2022

Our operating results for the three-month periods ended June 30, 2023 and 2022 are summarized as follows:

	For the three months ended
	June 30,
	2023	2022	Difference

Revenues	$5,940,066	$6,842,723	$(902,657)
Operating expenses	8,159,759	8,371,893	(212,134)
Loss from operations	(2,219,693)	(1,529,170)	(690,523)
Total other (expense) income	(1,922,302)	6,604,817	(8,527,119)
Net income from discontinued operations, net of taxes	-	289,406	(289,406)
Net (loss) income attributable to common stockholders	(4,141,995)	5,365,053	(9,507,048)

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

Other (Expense) Income

During the three months ended June 30, 2023, we had other expense of $1,922,302, compared to other income of $6,604,817 for the same period of 2022. The change of $8,527,119 is primarily related to a decrease in the gain on change in fair value of derivatives of $8,119,963 and the $1,222,000 of liquidated damages related to escrow shares. This was partially offset by a decrease in amortization of discounts on convertible debentures and loans payable of $602,055.

Net (Loss) Income

For the three months ended June 30, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $4,141,995, compared to net income of $5,365,053 in the same period of 2022.

Results of Operations for the Six-Month Periods Ended June 30, 2023 and 2022

Our operating results for the six-month periods ended June 30, 2023 and 2022 are summarized as follows:

	For the six months ended
	June 30,
	2023	2022	Difference

Revenues	$16,105,237	$12,155,837	$3,949,400
Operating expenses	20,955,873	15,315,605	5,640,268
Loss from operations	(4,850,636)	(3,159,768)	(1,690,868)
Total other income	2,214,662	9,939,328	(7,724,666)
Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,414,543	(4,752,255)
Net loss from discontinued operations attributable to noncontrolling interest	-	128,487	(128,487)
Net (loss) income attributable to common stockholders	(3,973,686)	10,322,590	(14,296,276)

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

Other Income

During the six months ended June 30, 2023, we had other income of $2,214,662, compared to other income of $9,939,328 for the same period of 2022. The decrease of $7,724,666 is primarily related to a decrease in the gain on change in fair value of derivatives of $8,851,998 and the $1,222,000 of liquidated damages related to escrow shares. This was partially offset by a gain on extinguishment of derivatives of $1,692,232 during the six months ended June 30, 2023 and a decrease in amortization of discounts on convertible debentures and loans payable of $766,107.

Net (Loss) Income

For the six months ended June 30, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $3,973,686, compared to net income of $10,322,590 in the same period of 2022.

Liquidity and Capital Resources

As of June 30, 2023, our total current assets were $4,897,204 and our total current liabilities were $9,627,447, resulting in a working capital deficit of $4,730,243, compared to a working capital deficit of $10,889,962 as of December 31, 2022.

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

For the six months ended June 30, 2023, cash increased $554,437, compared to an increase in cash of $930,823 for the same period of 2022. Net cash provided by financing activities included proceeds from Securities Purchase Agreements of $3,500,000 and net proceeds from loans payable of $1,987,262. Net cash used in operating activities included the net loss from continuing operations of $2,635,974, as well as a net cash outflow from changes in operating assets and liabilities of $1,263,184, a gain on change in fair value of derivative liabilities of $3,322,031, and a gain on extinguishment of derivatives of $1,692,232.

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