Form 10-Q
period 2023-09-30
HIGH WIRE NETWORKS, INC.
filed 2024-01-12
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 239,876,900 common shares issued and outstanding as of January 8, 2024.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$347,571	$649,027
Accounts receivable, net of allowance of $36,000	4,126,310	3,925,504
Prepaid expenses and other current assets	382,239	883,858
Current assets of discontinued operations	-	5,211,442
Total current assets	4,856,120	10,669,831

Property and equipment, net of accumulated depreciation of $392,180 and $294,763, respectively	1,315,339	1,549,609
Goodwill	5,406,319	8,028,106
Intangible assets, net of accumulated amortization of $2,180,181 and $1,670,556, respectively	4,228,508	4,738,134
Operating lease right-of-use assets	303,190	57,408
Noncurrent assets of discontinued operations	-	7,551,883
Total assets	$16,109,476	$32,594,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	5,408,834	6,425,226
Contract liabilities	504,712	1,665,831
Current portion of loans payable to related parties	100,000	209,031
Current portion of loans payable, net of debt discount of $122,435 and $658,838, respectively	3,664,229	1,928,964
Current portion of convertible debentures	273,894	1,598,894
Factor financing	1,328,666	-
Contingent consideration	100,000	100,000
Operating lease liabilities, current portion	85,640	74,266
Current portion of derivative liabilities	-	4,720,805
Current liabilities of discontinued operations	-	4,836,776
Total current liabilities	11,465,975	21,559,793

Long-term liabilities:
Loans payable to related parties, net of current portion, net of debt discount of $31,461	38,539	-
Loans payable, net of current portion	-	185,513
Convertible debentures, net of current portion, net of debt discount of $566,110 and $0, respectively	583,890	1,625,000
Operating lease liabilities, net of current portion	218,474	-
Derivative liabilities, net of current portion	-	3,324,126
Noncurrent liabilities of discontinued operations	-	152,102
Total long-term liabilities	840,903	5,286,741
Total liabilities	12,306,878	26,846,534

Commitments and contingencies (Note 15)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 0 and 300,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	722,098
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,405 issued and outstanding as of December 31, 2022	-	11,641,142
Series E preferred stock; $10,000 stated value; 650 shares authorized; 526 issued and outstanding as of December 31, 2022	-	5,104,658
Total mezzanine equity	-	17,467,898

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 237,860,605 and 164,488,370 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,379	1,645
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of September 30, 2023	7,745,643	-
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of September 30, 2023	4,869,434	-
Additional paid-in capital	30,768,947	20,338,364
Accumulated deficit	(39,583,805)	(32,059,470)
Total stockholders’ deficit	3,802,598	(11,719,461)
Total liabilities and stockholders’ deficit	$16,109,476	$32,594,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$6,021,585	$6,327,416	$22,126,822	$18,483,253

Operating expenses:
Cost of revenues	4,365,034	4,137,584	16,528,208	11,979,615
Depreciation and amortization	188,576	122,158	607,043	364,195
Salaries and wages	2,680,203	2,387,543	6,968,982	6,724,500
General and administrative	1,340,012	1,471,931	5,425,465	4,366,511
Total operating expenses	8,573,825	8,119,216	29,529,698	23,434,821

Loss from operations	(2,552,240)	(1,791,800)	(7,402,876)	(4,951,568)

Other (expenses) income:
Interest expense	(1,117,606)	(186,136)	(1,705,659)	(771,641)
Amortization of debt discounts	(86,736)	(784,935)	(924,128)	(2,388,434)
Exchange (gain) loss	1,852	(686)	(6,177)	(846)
Gain on sale of asset	204,081	-	204,081	-
(Loss) gain on change in fair value of derivatives	-	(352,703)	3,140,404	11,639,599
Gain on extinguishment of derivatives	-	-	1,692,232	-
Liquidated damages related to escrow shares	-	-	(1,222,000)	-
Initial derivative expense	-	-	-	(11,000)
Loss on settlement of debt	-	(132,874)	-	(1,039,132)
Amortization of premiums on convertible debentures and loans payable to related parties	-	257,839	-	1,031,353
Other income	-	1,198	37,500	281,132
Total other (expense) income	(998,409)	(1,198,297)	1,216,253	8,741,031

Net (loss) income from continuing operations before income taxes	(3,550,649)	(2,990,097)	(6,186,623)	3,789,463

Provision for income taxes	-	-	-	-

Net (loss) income from continuing operations	(3,550,649)	(2,990,097)	(6,186,623)	3,789,463

Net income (loss) from discontinued operations, net of taxes	-	228,361	(1,337,712)	3,642,904
Less: net loss from discontinued operations attributable to noncontrolling interest	-	-	-	128,487

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(3,550,649)	$(2,761,736)	$(7,524,335)	$7,560,854

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.01)	$(0.05)	$(0.02)	$0.07
Net income (loss) from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.07
Net (loss) income per share	$(0.01)	$(0.05)	$(0.03)	$0.14

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.01)	$(0.05)	$(0.02)	$0.05
Net income (loss) from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.04
Net (loss) income per share	$(0.01)	$(0.05)	$(0.03)	$0.09

Weighted average common shares outstanding:
Basic	237,860,605	59,838,000	222,693,501	54,728,992
Diluted	237,860,605	59,838,000	222,693,501	87,829,150

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the nine months ended September 30, 2023
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2023	164,488,370	$1,645	-		-		$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-		-		722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-		-		3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-		-		1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-		-		242,172		242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-		-		285,791	-	285,791
Net income for the period	-	-	-		-		-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

Issuance of common stock pursuant to PIPE transaction	1,100,000	11	-		-		74,989	-	75,000
Issuance of common stock upon conversion of Series D preferred stock	8,295,455	83	(182)	(1,499,819)	-		1,499,736	-	-
Issuance of common stock upon conversion of Series E preferred stock	681,818	7			(15)	(235,224)	235,217	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Stock-based compensation	-	-	-		-		334,946	-	334,946
Liquidated damages related to escrow shares	-	-	-		-		1,222,000	-	1,222,000
Net loss for the period	-	-	-		-		-	(4,141,995)	(4,141,995)

Ending balance, June 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$29,824,928	$(36,033,156)	$6,409,228

Issuance of warrants in connection with convertible debt	-	-	-	-	-	-	555,140	-	555,140
Stock-based compensation	-	-	-	-	-	-	388,879	-	388,879
Net loss for the period	-	-	-	-	-	-	-	(3,550,649)	(3,550,649)

Ending balance, September 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$30,768,947	$(39,583,805)	$3,802,598

	For the nine months ended September 30, 2022
	Common stock		Additional paid-in	Accumulated	Noncontrolling
	Shares	$	capital	deficit	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock to upon conversion of convertible debentures	4,101,140	41	815,251	-	-	815,292
Issuance of common stock to upon conversion of Series D preferred stock	1,136,364	11	258,068	-	-	258,079
Stock-based compensation	-	-	299,034	-	-	299,034
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	4,957,537	-	4,957,537

Ending balance, March 31, 2022	51,386,621	$514	$10,003,263	$(8,066,845)	$-	$1,936,932

Issuance of common stock upon conversion of convertible debentures	5,880,127	59	864,782	-	-	864,841
Stock-based compensation	-	-	296,691	-	-	296,691
Net income for the period	-	-	-	5,365,053	-	5,365,053

Ending balance, June 30, 2022	57,266,748	$573	$11,164,736	$(2,701,792)	$-	$8,463,517

Issuance of common stock upon conversion of convertible debentures	5,050,793	50	470,598	-	-	470,648
Stock-based compensation	-	-	334,251	-	-	334,251
Net income for the period	-	-	-	(2,761,736)	-	(2,761,736)

Ending balance, September 30, 2022	62,317,541	$623	$11,969,585	$(5,463,528)	$-	$6,506,680

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income from continuing operations	$(6,186,623)	$3,789,463

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	(3,140,404)	(11,639,599)
Gain on extinguishment of derivatives	(1,692,232)	-
Amortization of debt discounts	924,128	2,388,434
Depreciation and amortization	607,043	364,195
Amortization of operating lease right-of-use assets	74,050	87,499
Stock-based compensation related to stock options	1,009,616	929,976
Stock-based compensation related to third-party vendors	242,200	-
Liquidated damages related to escrow shares	1,222,000	-
Loss (gain) on disposal of subsidiary	1,434,392	(919,873)
Gain on sale of asset	(204,081)	-
Amortization of premiums on convertible debentures and loans payable to related parties	-	(1,031,353)
Initial derivative expense	-	11,000
Loss on settlement of debt	-	1,039,132
Changes in operating assets and liabilities:
Accounts receivable	(200,806)	(970,887)
Prepaid expenses and other current assets	501,619	(717,462)
Accounts payable and accrued liabilities	(237,987)	2,215,622
Contract liabilities	(1,161,119)	1,592,869
Operating lease liabilities	(89,984)	(102,085)
Net cash used in operating activities of continuing operations	(6,898,188)	(2,963,069)
Net cash (used in) provided by operating activities of discontinued operations	(995,089)	3,058,192
Net cash (used in) provided by operating activities	(7,893,277)	95,123

Cash flows from investing activities:
Purchases of fixed assets	(20,000)	(36,319)
Cash received in connection with disposal of JTM	50,000	400,000
Cash received in connection with sale of AWS PR assets	160,000	-
Net cash provided by investing activities	190,000	363,681

Cash flows from financing activities:
Proceeds from loans payable to related parties	70,000	-
Proceeds from loans payable	6,782,350	1,454,965
Repayments of loans payable	(5,081,887)	(2,328,472)
Proceeds from convertible debentures	1,100,200	500,000
Proceeds from factor financing	9,507,007	-
Repayments of factor financing	(8,178,341)	-
Securities Purchase Agreement proceeds	3,500,000	-
Proceeds from related party advances	-	380,000
Repayments of related party advances	-	(380,000)
Net cash provided by (used in) financing activities of continuing operations	7,699,329	(373,507)
Net cash used in financing activities of discontinued operations	(297,508)	(4,939)
Net cash provided by (used in) financing activities	7,401,821	(378,446)

Net (decrease) increase in cash	(301,456)	80,358

Cash, beginning of period	649,027	445,479

Cash, end of period	$347,571	$525,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,489,540	$362,860
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series A preferred stock	$722,098	$-
Common stock issued for conversion of Series D preferred stock	$2,945,039	$258,079
Common stock issued for conversion of Series E preferred stock	$235,224	$-
Original issue discounts on loans payable and convertible debentures	$807,450	$645,035
Right-of-use asset obtained in exchange for lease liability	$319,832	$-
Common stock issued for conversion of convertible debentures	$-	$2,150,781
Receivable from JTM disposition	$-	$125,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

September 30, 2023

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

On March 6, 2023, HWN divested the ADEX Entities (refer to Note 3, Recent Subsidiary Activity, for additional detail). The divestiture of the ADEX Entities qualified for discontinued operations treatment (refer to Note 18, Discontinued Operations, for additional detail).

On July 31, 2023, the Company paused the operations of its AWS PR subsidiary and sold off certain assets (refer to Note 3, Recent Subsidiary Activity, for additional detail).

On August 4, 2023, the Company formed a new entity – incorporated as Overwatch Cyberlab, Inc. (“OCL”) – which is 80% owned by the Company and 20% owned by John Peterson (refer to Note 3, Recent Subsidiary Activity, for additional detail).

On November 3, 2023, the Company paused the operations of its Tropical subsidiary (refer to Note 19, Subsequent Events, for additional detail).

The Company’s AWS PR and Tropical subsidiaries are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s SVC subsidiary is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of September 30, 2023.

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

Basis of Presentation/Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, AWS PR, Tropical, and SVC and its variable interest entity, OCL. All subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at each of September 30, 2023 and December 31, 2022 was $36,000.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and nine months ended September 30, 2023 and 2022.

Intangible Assets

At September 30, 2023 and December 31, 2022, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and nine months ended September 30, 2023 and 2022.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and nine months ended September 30, 2023 and 2022.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Professional services are services provided to the clients where the Company delivers distinct contractual deliverables and/or services. Deliverables may include but are not limited to: engineering drawings, designs, reports and specification. Services may include, but are not limited to: consulting or professional staffing to support our client’s objectives. Consulting or professional staffing services may be provided remotely or on client premises and under their direction and supervision.

●	Construction Services are services provided to the client where the Company may self-perform or subcontract services that require the physical construction of infrastructure or installation of equipment and materials.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by contract type. See the below table:

Revenue by contract type	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Fixed-price	$4,608,947	$4,143,105	$17,740,562	$11,349,664
Time-and-materials	1,412,638	2,184,311	4,386,260	7,133,589
Total	$6,021,585	$6,327,416	$22,126,822	$18,483,253

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

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At September 30, 2023 and December 31, 2022, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At September 30, 2023 and December 31, 2022, contract liabilities totaled $504,712 and $1,665,831, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of September 30, 2023 and 2022, respectively, the Company had 125,282,469 and 155,395,136 common stock equivalents outstanding. As of September 30, 2022, 33,100,158 of the common stock equivalents were dilutive.

Leases

The Company adopted ASC 842, “Leases” on January 1, 2019.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain of the Company’s lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

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

The Company generated operating losses in the three and nine months ended September 30, 2023 and 2022, and High Wire has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the nine months ended September 30, 2023, the Company had an operating loss of $7,402,876, cash flows used in continuing operations of $6,898,188, and a working capital deficit of $6,609,855. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of September 30, 2023, the Company had no cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2023, three customers accounted for 19%, 19%, and 18%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 38%, 0%, and 2%, respectively, of trade accounts receivable as of September 30, 2023. For the nine months ended September 30, 2022, two customers accounted for 19% and 16%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 19% and 22%, respectively, of trade accounts receivable as of September 30, 2022.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 98% and 94% of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 2% and 6% of consolidated revenues for the nine months ended September, 2023 and 2022, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any assets or liabilities carried at fair value as of September 30, 2023 (refer to Note 8, Convertible debentures, for additional detail).

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 consisted of the following:

	Total fair value at December 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liability (1)	$8,044,931	$-	$-	$8,044,931

(1)	The Company estimated the fair value of these derivatives using either the Monte-Carlo model or the Black-Scholes model.

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

3.	Recent Subsidiary Activity

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

The Company considered whether or not this transaction would cause the ADEX Entities to qualify for discontinued operations treatment. The Company determined that the sale of the ADEX Entities qualifies for discontinued operations treatment during the period ended September 30, 2023 due to the size of their operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a loss on disposal of subsidiary of $1,434,392 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023. Additionally, the ADEX Entities had net income of $96,680 during the period of January 1, 2023 through March 6, 2023. The net of these amounts is included within net (loss) income from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

Pause of AWS PR operations

On July 31, 2023, the Company entered into an asset purchase Tower Tech Engineering, pursuant to which Tower Tech Engineering will take over and complete certain AWS PR projects existing as of that date. As part of the agreement, Tower Tech Engineering has the right to hire the AWS PR employees working on the associated projects.

AWS PR retains the right to do business in Puerto Rico provided that such business does not compete with Tower Tech Engineering. As a result of the asset purchase agreement, the operations of AWS PR are now paused. AWS PR remains a subsidiary of HWN, and the Company retained AWS PR’s cash, accounts receivable, and accounts payable.

In connect with the asset purchase agreement, the Company received a cash payment of $160,000 and recorded a gain on sale of asset of $204,081 to the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

Formation of Overwatch CyberLabs, Inc.

On June 30, 2023, the Company entered into an agreement (the “Agreement”) with John Peterson, pursuant to which John Peterson sold and the Company purchased certain intellectual property assets (the “Assets”). As consideration for the Assets, the Company has agreed to pay to John Peterson $100,000, subject to certain conditions described in the Agreement, which $100,000 will be paid in $25,000 installments based on the completion of certain milestones as set forth in the Agreement. In addition, John Peterson was entitled to receive 20% ownership of a new entity that was to be formed for the purposes of holding the Assets. On August 4, 2023, the Company formed the new entity – incorporated as Overwatch Cyberlab, Inc. (“OCL”) – which is 80% owned by the Company and 20% owned by John Peterson. The 20% ownership received by John Peterson is considered a noncontrolling interest.

The Agreement also provides that John Peterson shall receive a $2 million liquidation preference for up to 18 months after the closing of the Agreement, during which time any liquidity event related to the Assets, will result in Peterson receiving the first $2 million of proceeds from liquidation of the entity that owns the Assets, should the valuation of such Assets be less than $20 million. As part of the Agreement, the Company appointed John Peterson as Chief Product Officer on July 17, 2023.

As of September 30, 2023, none of the milestones set forth in the Agreement have been met. Additionally, as of September 30, 2023, OCL has not begun to generate revenue. The only activity currently running through the entity is the payroll and related benefits and expenses for John Peterson.

4.	Property and Equipment

Property and equipment as of September 30, 2023 and 2022 consisted of the following:

	September 30,	December 31
	2023	2022
Computers and office equipment	$175,008	$167,401
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	675,660	820,120
Machinery and equipment	838,800	838,800
Total	1,707,519	1,844,372

Less: accumulated depreciation	(392,180)	(294,763)
Equipment, net	$1,315,339	$1,549,609

During the nine months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $97,417 and $98,496, respectively.

5.	Intangible Assets

Intangible assets as of September 30, 2023 and 2022 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at September 30, 2023	Net carrying value at December 31, 2022
Customer relationship and lists	$5,266,705	$(1,680,470)	$-	$3,586,235	$4,006,705
Trade names	1,141,984	(499,711)	-	642,273	731,429
Total intangible assets	$6,408,689	$(2,180,181)	$-	$4,228,508	$4,738,134

During the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense of $509,626 and $265,699, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2023	169,874
2024	679,497
2025	679,497
2026	679,497
2027	679,497
Thereafter	1,340,646
Total	$4,228,508

6.	Related Party Transactions

Loans Payable to Related Parties

As of September 30, 2023 and December 31, 2022, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2023	2022
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	$100,000	$100,000
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $31,461	$38,539	$-
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023	-	109,031
Total	$138,539	$209,031

Less: Current portion of loans payable to related parties	(100,000)	(209,031)

Loans payable to related parties, net of current portion	$38,539	$-

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

As of September 30, 2023, the Company owed $100,000 pursuant to this agreement.

Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025

In connection with the Securities Purchase Agreement discussed in Note 8, Convertible Debentures, on September 25, 2023, the Company issued to Mark Porter a senior subordinated secured convertible promissory note in the aggregate principal amount of $70,000. The interest on the outstanding principal due under the note accrues at a rate of 18% per annum. All principal and accrued but unpaid interest under the note are due on March 25, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Mark Porter a warrant to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.15 per share. These warrants expire on September 25, 2028.

The warrants, including those issued to the placement agent, had a relative fair value of $31,852, which resulted in a debt discount of $31,852. The amount is also included within additional paid-in capital.

As of September 30, 2023, the Company owed $70,000 pursuant to this note and will record accretion equal to the debt discount of $31,461 over the remaining term of the note.

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

7.	Loans Payable

As of September 30, 2023 and December 31, 2022, the Company had outstanding the following loans payable:

	September 30,	December 31,
	2023	2022
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures February 16, 2024, net of debt discount of $26,880	$715,948	$-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures February 22, 2024, net of debt discount of $20,160	753,861	-
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 22, 2023, net of debt discount of $32,143	737,839	-
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures January 17, 2024, net of debt discount of $30,752	828,034	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $4,000	155,310	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $8,500	255,837	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023	-	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures July 28, 2023	-	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 4, 2023	-	-
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	-	245,765
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Total	$3,664,229	$2,114,477

Less: Current portion of loans payable, net of debt discount	(3,664,229)	(1,928,964)
Loans payable, net of current portion	$-	$185,513

The Company’s loans payable have an effective interest rate range of 0.0% to 144.3%.

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

During the nine months ended September 30, 2023, the Company made cash payments for principal of $235,837 and accrued interest of $19,533. As a result of these payments, the amount owed at September 30, 2023 was $0.

Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023

On January 16, 2023, the Company issued a $330,000 promissory note to Jeffrey Gardner. The note had a maturity date of April 15, 2023 and bore interest at a rate of 12% per annum. The Company received cash proceeds of $300,000 and recorded a debt discount of $30,000.

During the nine months ended September 30, 2023, the Company made cash payments for principal and accrued interest of $330,000 and $20,000, respectively. As a result of these payments, the amount owed at September 30, 2023 was $0.

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

During the nine months ended September 30, 2023, the Company paid $725,000 of the original balance under the agreement. Of that amount, $332,292 was paid using proceeds from the May 2023 loan with Cedar Advance discussed below. As a result of these payments, the amount owed at September 30, 2023 was $0.

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

During the nine months ended September 30, 2023, the Company paid $725,000 of the original balance under the agreement. Of that amount, $362,500 was paid using proceeds from the May 2023 loan with Pawn Funding discussed below. As a result of these payments, the amount owed at September 30, 2023 was $0.

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Cedar Advance $43,840 each week, including interest, based upon an anticipated 10% of its future receivables until such time as $1,753,600 has been paid, a period Cedar Advance and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the nine months ended September 30, 2023, the Company paid $537,172 of the original balance under the agreement, along with $339,628 of interest.

As of September 30, 2023, the Company owed $742,828 pursuant to this agreement and will record accretion equal to the debt discount of $26,880 over the remaining term of the note.

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

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Pawn Funding $43,840 each week, including interest, based upon an anticipated 4% of its future receivables until such time as $1,753,600 has been paid, a period Pawn Funding and the Financing Parties estimate to be approximately nine months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the nine months ended September 30, 2023, the Company paid $505,979 of the original balance under the agreement, along with $326,981 of interest.

As of September 30, 2023, the Company owed $774,021 pursuant to this agreement and will record accretion equal to the debt discount of $20,160 over the remaining term of the note.

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

During the nine months ended September 30, 2023, the Company paid $730,017 of the original balance under the agreement, along with $469,983 of interest.

As of September 30, 2023, the Company owed $769,983 pursuant to this agreement and will record accretion equal to the debt discount of $32,143 over the remaining term of the note.

Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures January 17, 2024

On July 25, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Meged Funding Group. Under the Financing Agreement, the Financing Parties sold to Slate Advance future receivables in an aggregate amount equal to $1,200,000 for a purchase price of $1,151,950. The Company received cash of $1,151,950 and recorded a debt discount of $48,050.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Meged Funding Group $67,200 each week, including interest, based upon an anticipated 25% of its future receivables until such time as $1,680,000 has been paid, a period Meged Funding Group and the Financing Parties estimate to be approximately six months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the nine months ended September 30, 2023, the Company paid $341,214 of the original balance under the agreement, along with $263,586 of interest.

As of September 30, 2023, the Company owed $858,786 pursuant to this agreement and will record accretion equal to the debt discount of $30,752 over the remaining term of the note.

Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024

On August 25, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Arin Funding LLC. Under the Financing Agreement, the Financing Parties sold to Arin Funding LLC future receivables in an aggregate amount equal to $200,000 for a purchase price of $195,000. The Company received cash of $195,000 and recorded a debt discount of $5,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Arin Funding LLC $13,000 each week, including interest, based upon an anticipated 5% of its future receivables until such time as $260,000 has been paid, a period Arin Funding LLC and the Financing Parties estimate to be approximately five months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the nine months ended September 30, 2023, the Company paid $40,690 of the original balance under the agreement, along with $24,310 of interest.

As of September 30, 2023, the Company owed $159,310 pursuant to this agreement and will record accretion equal to the debt discount of $4,000 over the remaining term of the note.

Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024

On September 5, 2023, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Arin Funding LLC. Under the Financing Agreement, the Financing Parties sold to Arin Funding LLC future receivables in an aggregate amount equal to $300,000 for a purchase price of $290,000. The Company received cash of $290,000 and recorded a debt discount of $10,000.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Arin Funding LLC $19,500 each week, including interest, based upon an anticipated 8% of its future receivables until such time as $390,000 has been paid, a period Arin Funding LLC and the Financing Parties estimate to be approximately five months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the nine months ended September 30, 2023, the Company paid $35,663 of the original balance under the agreement, along with $22,837 of interest.

As of September 30, 2023, the Company owed $264,337 pursuant to this agreement and will record accretion equal to the debt discount of $8,500 over the remaining term of the note.

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

As of September 30, 2023, the Company owed $217,400 pursuant to this agreement.

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

During the nine months ended September 30, 2023, the remaining principal balance of $245,765 was paid using proceeds from factor financing. As a result of these payments, the amount owed at September 30, 2023 was $0.

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Recent Subsidiary Activity Recent Subsidiary Activity, for additional detail).

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Recent Subsidiary Activity, for additional detail).

8.	Convertible Debentures

As of September 30, 2023 and December 31, 2022, the Company had outstanding the following convertible debentures:

	September 30,	December 31,
	2023	2022
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures September 30, 2023	23,894	23,894
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $344,589	355,411	-
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $221,521	228,479	-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	-	2,450,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	-	500,000
Total	857,784	3,223,894

Less: Current portion of convertible debentures, net of debt discount/premium	(273,894)	(1,598,894)

Convertible debentures, net of current portion, net of debt discount	$583,890	$1,625,000

The Company’s convertible debentures have an effective interest rate range of 11.2% to 51.2%.

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

As of September 30, 2023, the Company owed $125,000 pursuant to this agreement.

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

As of September 30, 2023, the Company owed $125,000 pursuant to this agreement.

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

On September 30, 2023, the Company and the holder of the note mutually agreed to extend the maturity date to December 31, 2023. The terms of the note were unchanged.

As of September 30, 2023, the Company owed $23,894 pursuant to this agreement.

Securities Purchase Agreement – September 2023

On September 25, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company may issue to accredited investors (the “Investors”) 18% Senior Secured Convertible Promissory Notes having an aggregate principal amount of up to $5,000,000 (the “Notes”) and Common Share Purchase Warrants (the “Warrant”) to purchase up to 1,000,000 shares of common stock (“Common Stock”) of the Company per $100,000 of principal amount of the Notes (the “Warrant Shares”).

The Notes mature 18 months after issuance (the “Maturity Date”), bear interest at a rate of 18% per annum and are convertible into Common Stock (the “Conversion Shares” and, together with the Warrant Shares, the “Underlying Shares”), at the Investor’s election at any time after the Maturity Date, at an initial conversion price equal to $0.10, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay all, but not less than all, of the then outstanding principal amount of the Notes by paying to the Investor an amount equal to the product of (i) the sum of (a) the outstanding principal amount of the Notes, plus (b) accrued and unpaid interest hereon, plus (c) all other amounts, costs, expenses and liquidated damages due in respect of the Notes, multiplied by (ii) (x) 1.18 if the Company prepays the Notes during the first month following the original issue date and (y) if the Company prepays thereafter, 1.18 minus 0.01 for every month following the closing until the Maturity Date. The Notes contain a number of customary events of default.

The Notes constitute senior secured indebtedness of the Company, subject to a preexisting senior lien, and are guaranteed by all existing or future formed, direct and indirect, domestic subsidiaries of the Company (the “Guarantors”) pursuant to a subsidiary guarantee (the “Subsidiary Guarantee”) with the collateral agent for the Investor (the “Agent”). On September 25, 2023, the Company, the Investor, the Guarantors and the Agent also entered into a security agreement (the “Security Agreement”) pursuant to which the Notes are secured by a lien in, and security interest upon, and a right of set-off against all of its right, title and interest of whatsoever kind and nature in and to, all assets of the Company and the Guarantors, subject to customary and mutually agreed permitted liens.

The Warrant is exercisable at an initial exercise price of $0.15 per share for a term ending on the 5-year anniversary of the date of issuance. The exercise price of the Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

As of September 30, 2023, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 12,200,000 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of September 30, 2023, the placement agent had received an aggregate of 854,000 warrants.

For information on the debt issued under the agreement, refer to the “Convertible promissory note, Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025” and “Convertible promissory note, Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025” sections of this note, along with the “Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025” section of Note 6, Loans Payable to Related Parties.

Convertible promissory note, Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025

On September 25, 2023, the Company issued to Herald Investment Management Limited a senior subordinated secured convertible promissory note in the aggregate principal amount of $700,000. The Company received cash of $669,687 and recorded a debt discount of $30,313. The interest on the outstanding principal due under the note accrues at a rate of 18% per annum. All principal and accrued but unpaid interest under the note are due on March 25, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Herald Investment Management Limited a warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share. These warrants expire on September 25, 2028.

The warrants, including those issued to the placement agent, had a relative fair value of $318,523, which resulted in an additional debt discount of $318,523. The amount is also included within additional paid-in capital.

As of September 30, 2023, the Company owed $700,000 pursuant to this note and will record accretion equal to the debt discount of $344,589 over the remaining term of the note.

Convertible promissory note, Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025

On September 25, 2023, the Company issued to Kings Wharf Opportunities Fund, LP a senior subordinated secured convertible promissory note in the aggregate principal amount of $450,000. The Company received cash of $430,513 and recorded a debt discount of $19,487. The interest on the outstanding principal due under the note accrues at a rate of 18% per annum. All principal and accrued but unpaid interest under the note are due on March 25, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Kings Wharf Opportunities Fund, LP a warrant to purchase 4,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share. These warrants expire on September 25, 2028.

The warrants, including those issued to the placement agent, had a relative fair value of $204,765 resulted in an additional debt discount of $204,765. The amount is also included within additional paid-in capital.

As of September 30, 2023, the Company owed $450,000 pursuant to this note and will record accretion equal to the debt discount of $221,521 over the remaining term of the note.

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Recent Subsidiary Activity, for additional detail).

As a result of this note being assumed by the buyer, the Company’s other convertible debt, warrants, and stock options were no longer considered tainted in accordance with ASC 815. As a result, all remaining derivatives were extinguished as of March 6, 2023. The Company recorded a gain on extinguishment of derivatives of $1,692,232 to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023.

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the buyer assumed this note (refer to Note 3, Recent Subsidiary Activity, for additional detail).

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the amounts owed and related to ADEX accounts receivable were assumed by the buyer (refer to Note 3, Recent Subsidiary Activity, for additional detail).

During the nine months ended September 30, 2023, the Company paid $131,823 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the nine months ended September 30, 2023, the Company received an aggregate of $9,507,007 and repaid an aggregate of $8,178,341.

The Company owed $1,328,666 under the agreement as of September 30, 2023.

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

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualified for embedded derivative classification. The fair value of the liability was re-measured at the end of every reporting period and the change in fair value was reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also included the fair value of the Company’s share purchase warrants and stock options discussed in Note 13, Share Purchase Warrants and Stock Options. As a result of the divesture of the ADEX Entities discussed in Note 3, Recent Subsidiary Activity, the Company no longer had any derivative liabilities as of September 30, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the derivative liability balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2023:

September 30,
2023
Balance at the beginning of the period	$8,044,931
Change in fair value of embedded conversion option	(3,140,404)
Divestiture of the ADEX Entities	(3,212,295)
Extinguishment of derivatives	(1,692,232)
Balance at the end of the period	-

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using either the Monte-Carlo model or the Black-Scholes model based on various assumptions.

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

As of September 30, 2023, the Company had received an aggregate of $9,700,000 as part of the Offering (see below for a breakout of the current year issuances).

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

Failure to apply for uplisting

As of April 15, 2023, the Company had not yet applied for uplisting to either the New York Stock Exchange or The Nasdaq Capital Market. As a result, the Company recorded liquidated damages related to escrow shares of $1,222,000 during the nine months ended September 30, 2023. This amount was calculated by taking the aggregate of 13,000,001 shares of common stock deposited into escrow and multiplying it by the closing price of the Company’s common stock of $0.094 on April 14, 2023, the most recent trading day as of April 15, 2023.

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, 140 shares of Series D preferred stock were canceled (refer to Note 3, Recent Subsidiary Activity, for additional detail).

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

As of September 30, 2023, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of September 30, 2023, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

13.	Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of September 30, 2023 (refer to Note 8, Convertible debentures, for additional detail), and the Company’s share purchase warrants and stock options no longer qualify for fair value measurement. The weighted-average remaining life on the share purchase warrants as of September 30, 2023 was 4.5 years. The weighted-average remaining life on the stock options as of September 30, 2023 was 3.9 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at September 30, 2023 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2022 through September 30, 2023:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	13,100,000	$0.11	$-
Granted	13,054,000	0.15
Exercised	-	-
Expired/forfeited	-	-
Outstanding at September 30, 2023	26,154,000	$0.13	$-
Exercisable at September 30, 2023	26,154,000	$0.13	$-

As of September 30, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	1.21
400,000	0.25	12/14/2021	12/14/2024	1.21
12,500,000	0.10	11/18/2022	11/18/2027	4.14
7,000,000	0.15	9/25/2023	9/25/2028	4.99
4,500,000	0.15	9/25/2023	9/25/2028	4.99
700,000	0.15	9/25/2023	9/25/2028	4.99
854,000	0.15	9/25/2023	9/25/2028	4.99
26,154,000

The following table summarizes the activity of stock options for the period of December 31, 2022 through September 30, 2023:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	12,034,280	$0.26	$89,238
Issued	14,087,571	0.12
Exercised	-	-
Cancelled/expired/forfeited	-	-
Outstanding at September 30, 2023	26,121,851	$0.18	$18,284
Exercisable at September 30, 2023	17,975,272	$0.22	$-

As of September 30, 2023, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	2.40
3,318,584	0.25	6/16/2021	6/16/2026	2.71
100,603	0.25	8/11/2021	8/11/2026	2.87
5,767,429	0.25	8/18/2021	8/18/2026	2.88
185,254	0.54	11/3/2021	11/3/2026	3.10
120,128	0.19	3/21/2022	3/21/2027	3.47
95,238	0.11	5/16/2022	5/16/2027	3.63
1,485,714	0.09	9/28/2022	9/28/2027	4.00
894,737	0.10	2/8/2023	2/8/2028	4.36
600,000	0.30	2/8/2023	2/8/2028	4.36
1,704,348	0.12	2/27/2023	2/27/2028	4.41
8,022,000	0.11	5/17/2023	5/17/2028	4.63
1,231,341	0.11	5/30/2023	5/30/2028	4.67
1,635,145	0.12	7/18/2023	7/18/2028	4.80
26,121,851

The remaining stock-based compensation expense on unvested stock options was $665,903 as of September 30, 2023. The stock options granted during 2023 were to employees, officers, directors, and consultants.

14.	Leases

The Company leases certain office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term. The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities.

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Operating lease assets	$303,190	$57,408

Operating lease liabilities:
Current operating lease liabilities	85,640	74,266
Long term operating lease liabilities	218,474	-
Total operating lease liabilities	$304,114	$74,266

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2023, the Company recognized operating lease expense of $27,490 and $77,762, respectively. During the three and nine months ended September 30, 2022, the Company recognized operating lease expense of $30,686 and $97,607, respectively. Operating lease costs are included within selling, administrative and other expenses on the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, short-term lease costs were $12,877 and $44,631, respectively. During the three and nine months ended September 30, 2022, short-term lease costs were $15,877 and $47,631, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $28,974 and $93,696, respectively, for the three and nine months ended September 30, 2023. Cash paid for amounts included in the measurement of operating lease liabilities were $37,034 and $112,192, respectively, for the three and nine months ended September 30, 2022. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2023, the Company reduced its operating lease liabilities by $26,460 and $89,984, respectively, for cash paid. During the three and nine months ended September 30, 2022, the Company reduced its operating lease liabilities by $35,064 and $102,085, respectively, for cash paid.

The operating lease liabilities as of September 30, 2023 reflect a discount rate of 4.7%. The remaining term of the lease is 2.8 years. Remaining lease payments as of September 30, 2023 are as follows:

Year ending December 31,
2023	$27,280
2024	111,395
2025	116,965
2026	70,179
Total lease payments	325,819
Less: imputed interest	(21,705)
Total	$304,114

15.	Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2026. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the three and nine months ended September 30, 2023 and 2022).

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

16.	Segment Disclosures

During the three and nine months ended September 30, 2023, the Company had two operating segments including:

●	Technology, which is comprised of AWS PR, SVC, Tropical, OCL, and HWN.

●	High Wire, which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the High Wire reporting segment in one geographical area (the United States) and the AWS PR/SVC/Tropical/OCL/HWN operating segment in two geographical areas (the United States and Puerto Rico).

Financial statement information by operating segment for the three and nine months ended September 30, 2023 is presented below:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$6,021,585	$6,021,585	$-	$22,126,822	$22,126,822
Operating loss	(570,900)	(1,981,340)	(2,552,240)	(2,294,299)	(5,108,577)	(7,402,876)
Interest expense	36,894	1,080,712	1,117,606	254,200	1,451,459	1,705,659
Depreciation and amortization	-	188,576	188,576	-	607,043	607,043
Total assets as of September 30, 2023	27,429	16,082,047	16,109,476	27,429	16,082,047	16,109,476

Geographic information as of and for the three and nine months ended September 30, 2023 is presented below:

	Revenues
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Long-lived Assets as of September 30, 2023

Puerto Rico	$39,578	$391,413	$-
United States	5,982,007	21,735,409	11,253,356
Consolidated total	6,021,585	22,126,822	11,253,356

Financial statement information by operating segment for the three and nine months ended September 30, 2022 is presented below:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	High Wire	Technology	Total	High Wire	Technology	Total

Net sales	$-	$6,327,416	$6,327,416	$-	$18,483,253	$18,483,253
Operating loss	(973,310)	(818,490)	(1,791,800)	(3,062,653)	(1,888,915)	(4,951,568)
Interest expense	99,358	86,778	186,136	596,613	175,028	771,641
Depreciation and amortization	-	122,158	122,158	-	364,195	364,195
Total assets as of December 31, 2022	606,752	19,224,894	19,831,646	606,752	19,224,894	19,831,646

Geographic information as of December 31, 2022 and for the three and nine months ended September 30, 2022 is presented below:

	Revenues
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico	$304,985	$1,053,965	$5,338
United States	6,022,431	17,429,288	14,367,919
Consolidated total	6,327,416	18,483,253	14,373,257

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(3,550,649)	$(2,761,736)	$(7,524,335)	$7,560,854

Denominator
Weighted average common shares outstanding, basic	237,860,605	59,838,000	222,693,501	54,728,992
Effect of dilutive securities	-	-	-	33,100,158
Weighted average common shares outstanding, diluted	237,860,605	59,838,000	222,693,501	87,829,150

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.01)	$(0.05)	$(0.02)	$0.07
Net income (loss) from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.07
Net (loss) income per share	$(0.01)	$(0.05)	$(0.03)	$0.14

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.01)	$(0.05)	$(0.02)	$0.05
Net income (loss) from discontinued operations, net of taxes	$-	$-	$(0.01)	$0.04
Net (loss) income per share	$(0.01)	$(0.05)	$(0.03)	$0.09

18.	Discontinued Operations

On February 15, 2022, HWN sold its 50% interest in JTM, which qualified for discontinued operations treatment.

The results of operations of JTM have been included within net (loss) income from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

On March 6, 2023, HWN divested the ADEX Entities (refer to Note 3, Recent Subsidiary Activity, for additional detail). The divestiture of the ADEX Entities qualified for discontinued operations treatment.

The assets and liabilities of the ADEX Entities as of December 31, 2022 have been included within the consolidated balance sheet as current assets of discontinued operations, noncurrent assets of discontinued operations, current liabilities of discontinued operations, and noncurrent liabilities of discontinued operations.

The results of operations of the ADEX Entities have been included within net (loss) income from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the three months September 30, 2022 and the nine months ended September 30, 2023 and 2022.

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

The following table shows the statements of operations for the Company’s discontinued operations for the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2022	2023	2022

Revenue	$7,183,031	$4,759,216	$21,567,277

Operating expenses:
Cost of revenues	5,726,027	3,824,134	17,183,343
Depreciation and amortization	107,418	107,627	322,254
Salaries and wages	325,286	197,456	1,067,733
General and administrative	794,486	532,396	2,264,937
Total operating expenses	6,953,217	4,661,613	20,838,267

Income from operations	229,814	97,603	729,010

Other (expenses) income:
Loss (gain) on disposal of subsidiary	-	(1,434,392)	919,873
Exchange loss	(1,453)	(923)	(4,508)
Interest expense	-	-	(1,471)
PPP loan forgiveness	-	-	2,000,000
Total other (expense) income	(1,453)	(1,435,315)	2,913,894

Pre-tax (loss) income from operations	228,361	(1,337,712)	3,642,904

Provision for income taxes	-	-	-
Net (loss) income from discontinued operations, net of taxes	$228,361	$(1,337,712)	$3,642,904

19.	Subsequent Events

Issuance of shares pursuant to consulting agreements

On October 11, 2023, the Company issued 400,000 shares of common stock to Capital Market Access LLC for performance-based compensation in connection with services provided under a consulting agreement. The shares had a fair value of $32,360.

On December 13, 2023, the Company issued 200,000 shares of common stock to Capital Market Access LLC for performance-based compensation in connection with services provided under a consulting agreement. The shares had a fair value of $16,000.

Pause of the operations of Tropical

On November 3, 2023, the Company paused the operations of its Tropical subsidiary.

Securities Purchase Agreement – December 2023

On December 7, 2023, the Company entered into a securities purchase agreement pursuant to which the Company may issue to accredited investors (the “Investors”) 12% senior promissory notes having an aggregate principal amount of up to $2,250,000, up to 4,780,000 shares of common stock as a commitment fee (the “commitment shares”), common share purchase warrants for the purchase of up to 5,400,000 shares of common stock at an initial price per share of $0.125 (the “First Warrants”), as well as common share purchase warrants for the purchase of up to 37,500,000 shares of common stock at an initial price per share of $0.001 (the “Second Warrants”).

The notes have a term of one year from the date of issuance. The First Warrants have a term of five years from the date of issuance. The Second Warrants have a term of five years from the date of a triggering event as defined in the terms of the agreement.

As of the date of this report, the Company had issued an aggregate of $666,667 of principal, an aggregate of 1,416,295 commitment shares, an aggregate of 1,599,999 First Warrants, and an aggregate of 11,111,110 Second Warrants to debt holders in connection with the agreement.

For information on the debt issued under the agreement, refer to the “Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024” and “Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024” sections of this note.

Related party promissory note, Mark Porter, 12% interest, unsecured, matures February 5, 2024

On December 6, 2023, the Company issued to Mark Porter, its Chief Executive Officer, an unsecured promissory note in the aggregate principal amount of $165,000. The Company received cash of $150,000 and recorded a debt discount of $15,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All outstanding principal and accrued interest under the note is due on February 5, 2024.

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024

On December 7, 2023, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $444,445. The Company received cash of $357,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. Under the terms of the agreement the Company will begin paying accrued interest on March 7, 2024 and principal on June 7, 2024, with all remaining amounts under the note due on December 7, 2024. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Mast Hill Fund, L.P. 944,197 commitment shares, 1,066,666 First Warrants with an exercise price of $0.125 which expire on December 7, 2028, and 7,407,407 Second Warrants with an exercise price of $0.001 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On December 7, 2023, the Company issued 944,197 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $70,437.

On January 1, 2024, $66,667 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024

On December 11, 2023, the Company issued to FirstFire Global Opportunities Fund, LLC a senior convertible promissory note in the aggregate principal amount of $222,222. The Company received cash of $178,500. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. Under the terms of the agreement the Company will begin paying accrued interest on March 11, 2024 and principal on June 11, 2024, with all remaining amounts under the note due on December 11, 2024. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued FirstFire Global Opportunities Fund, LLC 472,098 commitment shares, 533,333 First Warrants with an exercise price of $0.125 which expire on December 11, 2028, and 3,703,703 Second Warrants with an exercise price of $0.001 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On December 11, 2023, the Company issued 472,098 commitment shares to FirstFire Global Opportunities Fund, LLC. The shares had a fair value of $33,613.

On January 1, 2024, $33,333 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

On June 16, 2021, we completed a merger with Spectrum Global Solutions, Inc. On January 7, 2022, Spectrum Global Solutions, Inc. legally changed its name to High Wire Networks, Inc. (“High Wire”). The merger was accounted for as a reverse merger. At the time of the reverse merger, High Wire’s subsidiaries included ADEX Corporation, ADEX Puerto Rico LLC, ADEX Canada, ADEX Towers, Inc. and ADEX Telecom, Inc. (collectively “ADEX” or the “ADEX Entities”), AW Solutions Puerto Rico, LLC (“AWS PR”), and Tropical Communications, Inc. (“Tropical”). For accounting purposes, HWN is the surviving entity. On March 6, 2023, HWN divested the ADEX Entities. On July 31, 2023, HWN paused the operations of its AWS PR subsidiary. On November 3, 2023, HWN paused the operations of its Tropical subsidiary.

On November 4, 2021, we closed on the acquisition of Secure Voice Corp (“SVC”). The closing of the acquisition was facilitated by a senior secured promissory note which has been repaid.

On August 4, 2023, we formed a new entity – incorporated as Overwatch Cyberlab, Inc. (“OCL”) – which is 80% owned by our company and 20% owned by John Peterson.

Our AWS PR and Tropical subsidiaries are professional services organizations that deliver services for Enterprise clients as well as wireline and wireless carriers. These subsidiaries are operated as part of our Technology segment. Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of September 30, 2023.

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

Our Technology Solutions division is supported by our subsidiaries: HWN, Inc.; AW Solutions Puerto Rico, LLC and Tropical Communications, Inc. (collectively known as “AWS” or the “AWS Entities”); SVC, and OCL.

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

Results of Operations for the Three-Month Periods Ended September 30, 2023 and 2022

Our operating results for the three-month periods ended September 30, 2023 and 2022 are summarized as follows:

	For the three months ended
	September 30,
	2023	2022	Difference

Revenues	$6,021,585	$6,327,416	$(305,831)
Operating expenses	8,573,825	8,119,216	454,609
Loss from operations	(2,552,240)	(1,791,800)	(760,440)
Total other (expense) income	(998,409)	(1,198,297)	199,888
Net income from discontinued operations, net of taxes	-	228,361	(228,361)
Net (loss) income attributable to common stockholders	(3,550,649)	(2,761,736)	(788,913)

Revenues

Our revenue decreased from $6,327,416 for the three months ended September 30, 2022 to $6,021,585 for the three months ended September 30, 2023. The decrease of $305,831 is primarily related to decreases in revenue for SVC, Tropical, and AWS PR of $441,170, $382,722, and $265,408, respectively. The decrease in revenue for SVC was primarily related to the Company’s change in automation of the delivery platform during the third quarter of 2023, which should yield higher gross margins in future quarters.. The decrease in revenue for AWS PR was primarily due to its operations being paused during the quarter. The decrease was partially offset by a $783,468 increase in revenue for HWN.

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

Operating Expenses

During the three months ended September 30, 2023, our operating expenses were $8,573,825, compared to operating expenses of $8,119,216 for the same period of 2022. The increase of $454,609 is primarily related to a $292,660 increase in salaries and wages due to additional headcount, including certain chief officer positions and expansion and investment in our Overwatch division support.

Other Expense

During the three months ended September 30, 2023, we had other expense of $998,409, compared to other expense of $1,198,297 for the same period of 2022. The change of $199,888 is primarily related to a decrease in amortization of debt discounts of $698,199 compared to the prior period, along with a gain on sale of asset of $204,081 for the three months ended September 30, 2023. These changes were partially offset by an increase in interest expense of $931,470 from the prior period.

Net Loss

For the three months ended September 30, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $3,550,649, compared to a net loss of $2,761,736 in the same period of 2022.

Results of Operations for the Nine-Month Periods Ended September 30, 2023 and 2022

Our operating results for the nine-month periods ended September 30, 2023 and 2022 are summarized as follows:

	For the nine months ended
	September 30,
	2023	2022	Difference

Revenues	$22,126,822	$18,483,253	$3,643,569
Operating expenses	29,529,698	23,434,821	6,094,877
Loss from operations	(7,402,876)	(4,951,568)	(2,451,308)
Total other income	1,216,253	8,741,031	(7,524,778)
Net (loss) income from discontinued operations, net of taxes	(1,337,712)	3,642,904	(4,980,616)
Net loss from discontinued operations attributable to noncontrolling interest	-	128,487	(128,487)
Net (loss) income attributable to common stockholders	(7,524,335)	7,560,854	(15,085,189)

Revenues

Our revenue increased from $18,483,253 for the nine months ended September 30, 2022 to $22,126,822 for the nine months ended September 30, 2023. The increase of $3,643,569 is primarily related to HWN revenue of $18,563,580 for the nine months ended September 30, 2023, an increase of $7,395,360 compared to $11,168,220 for the nine months ended September 30, 2022. The increase in HWN revenue was primarily related to an increase in recurring revenue as a result of bringing on new customers, along with an increase in project revenue. The increase in revenue was partially offset by decreases in revenue for SVC, AWS PR, and TROP.

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

Operating Expenses

During the nine months ended September 30, 2023, our operating expenses were $29,529,698, compared to operating expenses of $23,434,821 for the same period of 2022. The increase of $6,094,877 is primarily related to a $4,548,593 increase in cost of revenues as a result of the increase in sales discussed above, combined with increases of $1,058,954 and $244,482, respectively, in general and administrative expenses and salaries and wages due to additional headcount, including certain chief officer positions and expansion and investment in our Overwatch division support.

Other Income

During the nine months ended September 30, 2023, we had other income of $1,216,253, compared to other income of $8,741,031 for the same period of 2022. The decrease of $7,524,778 is primarily related to a decrease in the gain on change in fair value of derivatives of $8,499,195 and the $1,222,000 of liquidated damages related to escrow shares. This was partially offset by a gain on extinguishment of derivatives of $1,692,232 a decrease in amortization of debt discounts of $1,464,306.

Net (Loss) Income

For the nine months ended September 30, 2023, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $7,524,335, compared to net income of $7,560,854 in the same period of 2022.

Liquidity and Capital Resources

As of September 30, 2023, our total current assets were $4,856,120 and our total current liabilities were $11,465,975, resulting in a working capital deficit of $6,609,855, compared to a working capital deficit of $10,889,962 as of December 31, 2022.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the nine months ended
	September 30,
	2023	2022

Net cash (used in) provided by operating activities	$(7,893,277)	$95,123
Net cash provided by investing activities	190,000	363,681
Net cash provided by (used in) financing activities	7,401,821	(378,446)
Net (decrease) increase in cash	$(301,456)	$80,358

For the nine months ended September 30, 2023, cash decreased $301,456, compared to an increase in cash of $80,358 for the same period of 2022. Net cash provided by financing activities included proceeds from Securities Purchase Agreements of $3,500,000, net proceeds from loans payable of $1,700,463, net proceeds from factor financing of $1,328,666, and proceeds from convertible debentures of $1,100,200. Net cash used in operating activities included the net loss from continuing operations of $6,186,623, as well as a net cash outflow from changes in operating assets and liabilities of $1,188,277, a gain on change in fair value of derivative liabilities of $3,140,404, and a gain on extinguishment of derivatives of $1,692,232.

As of September 30, 2023, we had cash of $347,571 compared to $649,027 as of December 31, 2022.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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