Form 10-K
period 2023-12-31
HIGH WIRE NETWORKS, INC.
filed 2024-04-19
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-53461

High Wire Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5055489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 North Lincoln Street, Batavia, Illinois	60510	(952) 974-4000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	HWNI	OTCQB

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2023 based on the closing sales price of the Common Stock as quoted on the OTCQB was $23,786,061. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 15, 2024, there were 240,620,455 shares of registrant’s common stock outstanding.

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

Our AWS PR and Tropical subsidiaries are professional services organizations that deliver services for Enterprise clients as well as wireline and wireless carriers. These subsidiaries are operated as part of our Technology segment. Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of December 31, 2023.

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

During the years ended December 31, 2023 and 2022, our top four customers accounted for approximately 57% and 46%, respectively, of our total revenues.

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

Safety and Risk Management

We require our employees to participate in internal training and service programs from time to time relevant to their employment and to complete any training programs required by law. The telecommunications division has not had any OSHA recordable incidents, lost workdays or fatalities since inception which includes: 2006 through 2023. Our policy is to review accidents and claims from our operations, examine trends and implement changes in procedures to address safety issues. We have no Claims in our business related to: workers’ compensation claims, general liability and damage claims, or claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

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

Employees

As of December 31, 2023, we had 72 full-time employees and 5 part-time employees, of whom 8 were in administration and corporate management, 4 were accounting personnel, 16 were sales personnel and 49 are engaged in professional engineering, operations, project managerial and technical roles.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $13,002,932 and $13,101,920 for the years ended December 31, 2023 and 2022, respectively. In addition, we incurred a net loss attributable to common stockholders of $14,486,000 and $19,035,088 for the years ended December 31, 2023 and 2022, respectively. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry, and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, continue increase our revenues. Our total revenues increased modestly from $26,766,795 in the year ended December 31, 2022 to $26,992,550 in the year ended December 31, 2023. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2023, we had total indebtedness of $6,879,572, consisting of $2,090,561 of convertible debentures, $3,092,355 of loans payable, $335,000 of loans payable to related parties, and $1,361,656 of factor financing. $5,659,572 of this debt is due within the year ending December 31, 2024. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

Our customer base on the telecommunication sector is highly concentrated. Due to the size and nature of our contracts, one or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Our top four customers accounted for approximately 57% and 46% of our revenue in the years ended December 31, 2023 and 2022, respectively. Revenues under our contracts with significant customers may continue to vary from period to period depending on the timing or volume of work that those customers order or perform with in-house service organizations. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future.

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

During the years ended December 31, 2023 and 2022 we derived substantially all of our revenues from master service agreements and long-term contracts, none of which require our customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by our customers upon minimal notice (typically 60 days), regardless of whether or not we are in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice.

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

Fines, judgments, and other consequences resulting from our failure to comply with regulations or adverse outcomes in litigation proceedings could adversely affect our business, financial condition, results of operations and prospects.

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

We exercise judgment in determining our provision for taxes in the United States and Puerto Rico that are subject to tax authority audit review that could result in additional tax liability and potential penalties that would negatively affect our net income.

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

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. As of December 31, 2023, we had 239,876,900 shares of common stock issued and outstanding, of which 93,824,849 shares were restricted securities pursuant to Rule 144 promulgated by the SEC. The sale of these shares into the open market may adversely affect the market price of our common stock.

In addition, at December 31, 2023, we also had outstanding $2,160,561 aggregate principal and $154,607 accrued interest of convertible loans payable to related parties and convertible debentures that were convertible into 24,653,949 shares of common stock on that date. However, we cannot currently determine the total number of shares of our common stock that may be issued upon the conversion or repayment of our convertible notes because the total number of shares and the conversion prices or the prices at which we can issue our common stock to pay down the principal of and interest on our convertible notes depend on a number of factors, including the prices and nature of any equity securities we may issue in the future and the market prices of our common stock in the periods leading up to any particular amortization payment date on which we elect to make amortization payments on our convertible notes in shares of our common stock. As of December 31, 2023, there were also outstanding warrants to purchase an aggregate of 39,076,249 shares of our common stock at a weighted-average exercise price of $0.09 per share, 28,625,139 of which were exercisable as of such date at a weighted-average exercise price of $0.13 per share, and outstanding stock options to purchase 26,514,617 shares of our common stock at a weighted-average exercise price of $0.18 per share, 18,479,733 of which were exercisable as of such date at a weighted-average exercise price of $0.21 per share. As of December 31, 2023, there were also outstanding preferred shares convertible into 55,345,812 shares of our common stock based on the conversion terms of each class. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our company has stringent processes and management that is used to assess, identify, and manage risks from unauthorized access through our information systems that may affect confidentiality, integrity, or availability of our information systems. We utilize the appropriate National Institute of Standards and Technology (NIST) controls for our sector and undergo yearly SOC II audits. These audits as well as our routine senior management level reviews ensure that our processes are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents that may affect our data. We require coordinated IT security guidelines with our partners and vendors to mitigate risk associated with the distribution and holding of data sensitive to our company. A core portion of our business is as a channel partner for cybersecurity services through our Overwatch solution. This solution includes robust detection and response capabilities managed by a 24x7 US-based security operations center with dedicated senior leadership to the process and programs included in Overwatch. We utilize the same program that we offer as a service as our internal solution. In addition, we have hardware, site, and network protections around our physical devices that are located both onsite at High Wire Networks as well as a fully managed offsite data center.

We support the security systems by the usage of penetration testing, security audits, and ongoing risk assessments. We have a well-established incident response process that includes a rapid escalation of critical events to all senior leadership stakeholders. Our leadership team is led by our Chief Technology Officer (who is also a seasoned Chief Information Security Officer) who is responsible for implementing and maintaining a team of trained cybersecurity professionals. Senior leadership holds as needed, monthly, and quarterly governance meetings strictly focused on the management of our cybersecurity program and data practices. Our governance program includes a working team which encompasses several highly trained and experienced cybersecurity professionals as well as a steering committee including our CEO, CFO, and COO. In both the working and steering committee meetings, related and relevant risks are identified, tracked, mitigated, and reported to appropriate leaders, including the Board of Directors.

We provide and maintain data protection and cybersecurity training to limit the exposure of our business to security events based on soft attacks against our employees. We are also a strong proponent of defense in depth. By utilizing Enterprise Risk Management strategies ingrained in our protection, detection and response planning we are able to provide multiple layers of security to identify and mitigate protection points within our company.

ITEM 2. PROPERTIES

Our principal executive offices are located in Batavia, Illinois. We are occupying our 8,050 sq ft offices under a three-year lease that expires in July 2026 and has current monthly lease payments of $9,093.

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

On April 15, 2024, the closing sale price of our common stock, as reported by OTC Markets, was $0.05 per share. On April 15, 2024, there were 111 holders of record of our common stock and 240,620,455 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

In the fourth quarter of 2023, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities, the grants of shares of common stock under our 2012 Performance Incentive Plan, and the shares of common stock issued pursuant to a Securities Purchase Agreement discussed in the notes to our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On October 11, 2023, we issued 400,000 shares of our common stock to Capital Market Access LLC for performance-based compensation in connection with services provided under a consulting agreement.

On December 7, 2023, we issued 944,197 shares of our common stock to Mast Hill Fund, L.P. in connection with the issuance of a convertible debenture.

On December 11, 2023, we issued 472,098 shares of our common stock to FirstFire Global Opportunities Fund, LLC in connection with the issuance of a convertible debenture.

On December 13, 2023, we issued 200,000 shares of our common stock to Capital Market Access LLC for performance-based compensation in connection with services provided under a consulting agreement.

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

Our AWS PR and Tropical subsidiaries are professional services organizations that deliver services for Enterprise clients as well as wireline and wireless carriers. These subsidiaries are operated as part of our Technology segment. Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of December 31, 2023.

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

Contract Types

Our contracts fall under two main types: 1) fixed-price and 2) time-and-materials. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working on an as needed basis at customer locations and materials costs incurred by those employees.

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

Revenue Service Types

The following is a description of our revenue service types, which include Technology Solutions and Managed Services:

●	Technology Solutions: The Technology Solutions group is all service and project revenue generated globally by HWN, Tropical, and AWS PR. These business perform project-based professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

●	Managed Services are services provided to the clients where we monitor, maintain, handle break/fix issues and protect customer networks. The Managed Services Segment encompasses all of our recurring revenue businesses including Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and our SVC revenue.

Disaggregation of Revenues

We disaggregate our revenue from contracts with customers by service type. We also disaggregate our revenue by operating segment and geographic location.

Contract Assets and Liabilities

Contract assets include costs and services incurred on contracts with open performance obligations. These amounts are included in contract assets on the consolidated balance sheets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets.

Goodwill

We have two reporting units, HWN and SVC, and test our goodwill for impairment at least annually on December 31st and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results.

We test goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. Our HWN reporting unit, which included goodwill of $1,732,431 as of December 31, 2023, had a negative carrying amount as of that date. During the year ended December 31, 2023, there was a goodwill impairment charge of $2,243,820 on our SVC reporting unit. There were no impairment charges during the year ended December 31, 2022.

Intangible Assets

At December 31, 2023 and 2022, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. During the year ended December 31, 2023, there was an intangible asset impairment charge of $438,374 on HWN’s customer relationships and lists. There were no impairment charges during the year ended December 31, 2022.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Other than the intangible asset impairment charges noted above, there were no impairment charges recorded on long-lived assets during the years ended December 31, 2023 and 2022.

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

We generated losses in 2023 and 2022, and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2023, we had an operating loss of $13,002,932, cash flows used in continuing operations of $6,936,584, and a working capital deficit of $9,915,819. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of Annual Report on Form 10-K.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2023 and 2022.

Our operating results for the years ended December 31, 2023 and 2022 are summarized as follows:

	For the years ended
	December 31,
Statement of Operations Data:	2023	2022

Revenue	$26,992,550	$26,766,795
Operating expenses	39,995,482	39,868,715
Loss from operations	(13,002,932)	(13,101,920)
Total other (expense) income	(145,356)	1,843,657
Net loss from discontinued operations, net of tax	(1,337,712)	(7,905,312)
Net loss from discontinued operations attributable to noncontrolling interest	-	128,487
Net loss attributable to common shareholders	(14,486,000)	(19,035,088)
Net loss per share, basic and diluted	(0.06)	(0.28)
Weighted average common shares outstanding, basic and diluted	226,708,549	68,713,880

Revenues

Our revenue increased modestly from $26,766,795 for the year ended December 31, 2022 to $26,992,550 for the year ended December 31, 2023.

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

During the year ended December 31, 2023, our operating expenses were $39,995,482, compared to operating expenses of $39,868,715 for the same period of 2022. The increase was primarily related to 2023 goodwill and intangible asset impairment charges of $2,243,820 and $438,374, respectively, along with increases of $1,451,038 and $965,097, respectively, in general and administrative expenses and cost of revenue. A Majority of these increases were offset by a decrease of $5,001,917 in salaries and wages due to certain cost cutting measures taken during 2023.

Other Expense

During the year ended December 31, 2023, we had other expense of $145,356, compared to other income of $1,843,657 for the same period of 2022. The change of $1,989,013 is primarily related to a decrease in the gain on change in fair value of derivatives of $3,305,127, a $1,115,161 increase in interest expense, and $1,222,000 of liquidated damages related to escrow shares during 2023. This decrease was partially offset by a $2,083,000 decrease in amortization of debt discounts and a gain on extinguishment of derivatives of $1,692,232 during 2023.

Net Loss

For the year ended December 31, 2023, we incurred a net loss attributable to High Wire Networks, Inc. common shareholders of $14,486,000, compared to a net loss attributable to High Wire Networks, Inc. common shareholders of $19,035,088 for the same period in 2022.

Liquidity and Capital Resources

As of December 31, 2023, our total current assets were $2,744,711 and our total current liabilities were $12,660,530, resulting in a working capital deficit of $9,915,819, compared to a working capital deficit of $10,889,962 as of December 31, 2022.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the years ended
	December 31,
	2023	2022

Net cash used in operating activities	$(7,931,673)	$(2,115,767)
Net cash provided by investing activities	$190,000	$70,299
Net cash provided by financing activities	$7,426,003	$2,249,016
Change in cash	$(315,670)	$203,548

For the year ended December 31, 2023, cash decreased $315,670, compared to an increase in cash of $203,548 for the same period of 2022. The primary cash inflows during the year ended December 31, 2023 were net proceeds of from loans payable to related parties, loans payable, convertible debentures, and factor financing of $4,223,511, along with Securities Purchase Agreement proceeds of $3,500,000. The net loss from continuing operations of $13,148,288 was partially offset by a net cash inflow from changes in operating assets and liabilities of $1,671,666.

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

As of December 31, 2023, we had cash of $333,357 compared to $649,027 as of December 31, 2022.

Indebtedness

As of December 31, 2023, the outstanding balances of loans payable to related parties, loans payable, convertible debentures, and factor financing were $298,735, $2,995,803, $1,011,166, and $1,361,656, respectively. The loans payable to related parties, loans payable, and convertible debentures amounts are net of debt discounts of $36,265, $96,552, and $1,079,395, respectively.

The total outstanding principal balance per the loan agreements and factor financing due to our debt holders was $6,879,571 at December 31, 2023. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Loans Payable to Related Parties

At December 31, 2023 and 2022, we had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2023	2022
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	$100,000	$100,000
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $25,297	44,703	-
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures February 5, 2024, net of debt discount of $10,968	154,032	-
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023	-	109,031
Total	$298,735	$209,031

Less: Current portion of loans payable to related parties	(254,032)	(209,031)
Loans payable to related parties, net of current portion	$44,703	$-

Additional information on our loans payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Loans Payable

As of December 31, 2023 and 2022, loans payable consisted of the following:

	December 31,	December 31,
	2023	2022
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures February 16, 2024, net of debt discount of $23,040	$623,118	$-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures February 22, 2024, net of debt discount of $18,240	692,885	-
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 22, 2023, net of debt discount of $26,786	630,092	-
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures January 17, 2024, net of debt discount of $24,986	700,059	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $1,000	47,741	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $2,500	84,508	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023	-	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures July 28, 2023	-	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 4, 2023	-	-
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	-	245,765
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Total	$2,995,803	$2,114,477

Less: Current portion of loans payable, net of debt discount	(2,995,803)	(1,928,964)
Loans payable, net of current portion	$-	$185,513

Additional information on our loans payable is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Convertible Debentures

At December 31, 2023 and 2022, we had outstanding the following convertible debentures:

	December 31,	December 31,
	2023	2022
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures September 30, 2023	23,894	23,894
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $282,945	417,055	-
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $181,894	268,106	-
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $407,890	36,555	-
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $206,666	15,556	-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	-	2,450,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	-	500,000
Total	1,011,166	3,223,894

Less: Current portion of convertible debentures, net of debt discount/premium	(326,005)	(1,598,894)

Convertible debentures, net of current portion, net of debt discount	$685,161	$1,625,000

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed

Mark W. Porter	Chief Executive Officer and Chairman of the Board	51	March 1, 2021
Curtis E. Smith	Chief Financial Officer	56	May 31, 2023
Stephen W. LaMarche	Chief Operating Officer and Director	60	August 9, 2021
Peter H. Kruse	Director	60	September 27, 2021

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

Curtis E. Smith, Chief Financial Officer

On May 31, 2023, the Board appointed Curtis E. Smith to serve as our Chief Financial Officer. Mr. Smith has over 30 years of finance and operational experience, primarily as a Chief Financial Officer for NASDAQ-listed and privately held companies.

Stephen W. LaMarche, Chief Operating Officer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2023 and 2022.

							Changes in
							Pension Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Mark W. Porter	2023	259,615	—	—	151,789	—	—	27,500	(a)	438,904
Chief Executive Officer	2022	289,231	—	—	—	—	—	30,000	(a)	319,231

Curt Smith (1)	2023	171,384	—	—	500,627	—	—	—		672,011
Chief Financial Officer	2022	—	—	—	—	—	—	—		—

Stephen W. LaMarche (2)	2023	228,462	—	—	580,347	—	—	—		808,809
Chief Operating Officer	2022	—	—	—	—	—	—	—		—

Daniel J. Sullivan (3)	2023	112,529	—	—	—	—	—	—		112,529
Former Chief Financial Officer	2022	200,000	—	—	14,493	—	—	—		214,493

(a)	This amount represents a car allowance.

(1)	Mr. Smith was appointed as the Company’s Chief Financial Officer on May 31, 2023

(2)	Mr. LaMarche was appointed as the Company’s Chief Operating Officer on January 31, 2023

(3)	Mr. Sullivan, the Company’s former Chief Financial Officer, retired effective May 31, 2023

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards held by the named executive officers and directors as of December 31, 2023.

	Equity compensation plans not approved by shareholders		Equity compensation plans approved by shareholders
	Number of securities	Number of securities	Number of securities	Number of securities
	underlying unexercised	underlying unexercised	underlying unexercised	underlying unexercised
	options exercisable	options exercisable	options exercisable	options exercisable	Option exercise price	Option expiration
Name and Principal Position	(#)	(#)	(#)	(#)	($)	date
Current Officers:
Mark W. Porter
First Award		3,318,584			$0.2500	June 16, 2026
Second Award			218,892	93,811	$0.2545	August 18, 2026
Third Award				894,737	$0.0950	February 8, 2028
Fourth Award				274,123	$0.1100	May 30, 2028
Fifth Award				147,754	$0.1249	July 18, 2028
Sixth Award				236,701	$0.0742	October 24, 2028
Seventh Award				171,233	$0.0730	December 31, 2028

Curtis E. Smith
First Award				4,011,000	$0.1100	May 17, 2028
Second Award				187,155	$0.1249	July 18, 2028
Third Award				299,821	$0.0742	October 24, 2028
Fourth Award				216,895	$0.0730	December 31, 2028

Stephen W. LaMarche
First Award				100,603	$0.2485	August 11, 2026
Second Award				285,714	$0.0875	September 28, 2027
Third Award				869,565	$0.1150	February 27, 2028
Fourth Award				4,011,000	$0.1100	May 17, 2028
Fifth Award				175,439	$0.1100	May 30, 2028
Sixth Award				118,203	$0.1249	July 18, 2028
Seventh Award				189,361	$0.0742	October 24, 2028
Eight Award				136,986	$0.0730	December 31, 2028

Current Directors:
Peter H. Kruse
First Award				96,712	$0.2545	August 18, 2026
Second Award				285,714	$0.0875	September 28, 2027
Third Award				295,508	$0.1249	July 18, 2028

Former Officers:
Daniel J. Sullivan
First Award		77,587			$0.5800	February 21, 2026
Second Award			129,666	302,554	$0.2545	August 18, 2026

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

Curtis E. Smith Employee Agreement

On June 29, 2023, we entered into an employment agreement (the “Employment Agreement”) with Curtis E. Smith, our Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Smith will receive a base salary of $360,000. However, until such time as the Company achieves listing on a national exchange or is acquired in a private or public company transaction, Mr. Smith has agreed to receive an annualized base salary of $265,000, with the difference from the base salary of $360,000 being granted in options to purchase shares of our common stock. Mr. Smith is also entitled to an annual cash bonus based on our achievement of certain performance targets made at the discretion of our Board of Directors. If all performance targets are achieved, Mr. Smith’s annual cash bonus shall not be less than one percent (1%) of our EBITDA for the applicable year.

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

					Non-Equity	Non-Qualified
		Fees			Incentive	Deferred	All
Name and		earned or	Stock	Option	Plan	Compensation	Other
Principal	Fiscal	paid in cash	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)		($)
Stephen W. LaMarche (1)	2023	—	—	—	—	—	25,000	(a)	25,000
Director and Chief Operating Officer	2022	—	—	25,000	—	—	165,000	(a)	190,000

Peter H. Kruse	2023	—	—	36,791	—	—	42,500	(a)	79,291
Director	2022	—	—	25,000	—	—	15,000	(a)	40,000

(1)	Mr. LaMarche was appointed as the Company’s Chief Operating Officer on January 31, 2023

(a)	Represents consulting fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2024, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of April 15, 2024, we had a total of 240,620,455 shares of common stock outstanding.

	Number of shares and nature of	Percent of
	beneficial	common stock
Name of beneficial owner	ownership (1)	outstanding (2)
Mark W. Porter (3)	27,389,168	11.4%
Curtis E. Smith (4)	1,907,171	*
Peter H. Kruse (5)	677,934	*
Stephen W. LaMarche (6)	2,369,872	1.0%
All directors and officers as a Group	32,344,145	13.4%

Shannon Kizer (7)	55,000,000	22.9%
Aaron Kizer (8)	11,000,000	4.6%
Jason Kizer (9)	22,000,000	9.1%
William Kizer (10)	25,333,333	10.5%
Herald Investment Management (11)	17,600,000	7.3%
Mark Munro IRA, Trust & 1996 Charitable Remainder UniTrust (12)	7,569,209	3.2%
GSD Capital Management LLC (13)	12,500,000	5.2%

*	Less than 1%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this annual report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this annual report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Represents 21,333,333 shares issuable upon the conversion of Series D preferred stock, 5,355,835 shares issuable upon the exercise of stock options, and 700,000 shares issuable upon the exercise of warrants.

(4)	Represents 1,907,171 shares issuable upon the exercise of stock options.

(5)	Represents 677,934 shares issuable upon the exercise of stock options.

(6)	Represents 2,369,872 shares issuable upon the exercise of stock options.

(7)	Represents 55,000,000 shares held in connection with the Securities Purchase Agreement. The address of Shannon Kizer is 8917 Country Road, Lubbock, TX 79407.

(8)	Represents 11,000,000 shares held in connection with the Securities Purchase Agreement. The address of Aaron Kizer is 6970 Filly Road, Wolfforth, TX 79382.

(9)	Represents 22,000,000 shares held in connection with the Securities Purchase Agreement. The address of Jason Kizer is 5623 State Highway 206, Pep, NM 88126.

(10)	Represents 25,333,333 shares held in connection with the Securities Purchase Agreement. The address of William Kizer is 1698 South Roosevelt Road, Portales, NM 88130.

(11)	Represents 17,600,000 shares held in connection with the Securities Purchase Agreement. The address of Herald Investment Management is 0-11 Charterhouse Square, London EC1M 6EE.

(12)	Represents 7,569,209 shares issuable upon the conversion of Series E preferred stock. The address of the Mark Munro IRA, Trust & 1996 Charitable Remainder UniTrust is 980 North Federal Highway, Suite 304, Boca Raton, FL 33432.

(13)	Represents 12,500,000 shares issuable upon the exercise of share purchase warrants. The address of GSD Capital Management LLC is 365 Fifth Ave, Naples, FL 34102.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

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

Loans Payable to Related Parties

Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025

In connection with the Securities Purchase Agreement discussed in Note 8, Convertible Debentures, on September 25, 2023, we issued to Mark Porter a senior subordinated secured convertible promissory note in the aggregate principal amount of $70,000. The interest on the outstanding principal due under the note accrues at a rate of 18% per annum. All principal and accrued but unpaid interest under the note are due on March 25, 2025. The note is convertible into shares of our common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, we issued Mark Porter a warrant to purchase 700,000 shares of our common stock at an exercise price of $0.15 per share. These warrants expire on September 25, 2028.

Convertible promissory note, Mark Porter, 12% interest, unsecured, matures February 5, 2024

On December 6, 2023, we issued to Mark Porter an unsecured promissory note in the aggregate principal amount of $165,000. We received cash of $150,000 and recorded a debt discount of $15,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All outstanding principal and accrued interest under the note is due on February 5, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2023 and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended
	December 31,
	2023	2022

Sadler, Gibb & Associates, LLC
Audit Fees	$135,000	$120,500
Audit-Related Fees	10,080	-
Tax Fees	-	-
All Other Fees	-	-
Total	$145,080	$120,500

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

None.

HIGH WIRE NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of High Wire Networks, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Wire Networks, Inc.,(“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit , and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2023 and resulted in the recognition of a goodwill impairment expense of approximately $2.2 million. The Company utilized a third-party valuation specialist to assist in the preparation of the goodwill impairment tests for each reporting unit. The Company primarily used a discounted cash flow income method to estimate the fair value of each reporting unit.

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

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value of each reporting unit.

●	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, EBITDA, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to economic performance and challenging industry and economic conditions, the Company tested certain long-lived assets for impairment at December 31, 2023 which resulted in the recognition of an impairment charge of approximately $438,000 related to the Company’s intangible assets. The Company’s evaluation of the recoverability of the long-lived asset group involved comparing the undiscounted future cash flows expected to be generated by the long-lived asset group to its carrying amount. The Company’s determination of the fair value of the long-lived asst groups primarily involved the use of a discounted cash flow model. In addition, the Company determined the fair value of certain trade names using the relief-from-royalty method. The Company’s recoverability analysis and determination of fair value requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of the long-lived asset groups.

We identified the evaluation of the impairment analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the fair value models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the tests for recoverability and fair value estimates.

●	Evaluating the appropriateness of the valuation models used.

●	Testing the completeness and accuracy of underlying data used in the fair value estimates.

●	Evaluating the significant assumptions provided by management or developed by the third¬-party valuation specialist related to revenues, EBITDA, income taxes, long term growth rate, hypothetical royalty rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2014.

Draper, UT

April 19, 2024

High Wire Networks, Inc.

Consolidated balance sheets

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$333,357	$649,027
Accounts receivable, net of allowances of $311,610 and $36,000, respectively, and unbilled revenue of $99,916 and $225,415, respectively	2,294,324	3,925,504
Prepaid expenses and other current assets	117,030	883,858
Current assets of discontinued operations	-	5,211,442
Total current assets	2,744,711	10,669,831

Property and equipment, net of accumulated depreciation of $477,763 and $294,763, respectively	1,026,293	1,549,609
Goodwill	3,162,499	8,028,106
Intangible assets, net of accumulated amortization of $2,350,059 and $1,670,556, respectively	3,620,256	4,738,134
Operating lease right-of-use assets	277,995	57,408
Noncurrent assets of discontinued operations	-	7,551,883
Total assets	$10,831,754	$32,594,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	6,417,525	6,525,226
Contract liabilities	382,576	1,665,831
Current portion of loans payable to related parties, net of debt discount of $10,968 and $0, respectively	254,032	209,031
Current portion of loans payable, net of debt discount of $96,552 and $658,838, respectively	2,995,803	1,928,964
Current portion of convertible debentures, net of debt discount of $614,556 and $0, respectively	326,005	1,598,894
Factor financing	1,361,656	-
Warrant liabilities	833,615	-
Current portion of derivative liabilities	-	4,720,805
Operating lease liabilities, current portion	89,318	74,266
Current liabilities of discontinued operations	-	4,836,776
Total current liabilities	12,660,530	21,559,793

Long-term liabilities:
Loans payable to related parties, net of current portion, net of debt discount of $25,297	44,703	-
Loans payable, net of current portion	-	185,513
Convertible debentures, net of current portion, net of debt discount of $464,839 and $0, respectively	685,161	1,625,000
Operating lease liabilities, net of current portion	190,989	-
Derivative liabilities, net of current portion	-	3,324,126
Noncurrent liabilities of discontinued operations	-	152,102
Total long-term liabilities	920,853	5,286,741

Total liabilities	13,581,383	26,846,534

Commitments and contingencies (Note 16)

Series A preferred stock; $0.00001 par value; 8,000,000 shares authorized; 0 and 300,000 issued and outstanding as of December 31, 2023 and 2022, respectively	-	722,098
Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2023 and 2022	-	-
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 1,405 issued and outstanding as of December 31, 2022	-	11,641,142
Series E preferred stock; $10,000 stated value; 650 shares authorized; 526 issued and outstanding as of December 31, 2022	-	5,104,658
Total mezzanine equity	-	17,467,898

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 239,876,900 and 164,488,370 issued and outstanding as of December 31, 2023 and 2022, respectively	2,399	1,645
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of December 31, 2023	7,745,643	-
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of December 31, 2023	4,869,434	-
Additional paid-in capital	31,178,365	20,338,364
Accumulated deficit	(46,545,470)	(32,059,470)
Total stockholders’ deficit	(2,749,629)	(11,719,461)

Total liabilities and stockholders’ deficit	$10,831,754	$32,594,971

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.
Consolidated statements of operations

	For the years ended
	December 31,
	2023	2022

Revenue	$26,992,550	$26,766,795

Operating expenses:
Cost of revenue	20,293,751	19,328,654
Depreciation and amortization	844,457	814,102
Salaries and wages	9,095,874	14,097,791
General and administrative	7,079,206	5,628,168
Goodwill impairment charge	2,243,820	-
Intangible asset impairment charge	438,374	-
Total operating expenses	39,995,482	39,868,715

Loss from operations	(13,002,932)	(13,101,920)

Other income (expenses):
Interest expense	(2,458,263)	(1,343,102)
Amortization of debt discounts	(1,113,589)	(3,196,589)
Gain on change in fair value of derivative liabilities	3,140,404	6,445,531
Gain on extinguishment of derivatives	1,692,232	-
Liquidated damages related to escrow shares	(1,222,000)	-
Warrant expense	(484,818)	-
Gain on sale of asset	204,081
Gain on change in fair value of warrant liabilities	67,465	-
Exchange loss	(8,368)	(846)
Loss on settlement of debt	-	(260,932)
Amortization of premiums on convertible debentures and loans payable to related parties	-	1,031,353
Initial derivative expense	-	(1,289,625)
Gain (loss) on settlement of warrants	-	176,735
Other income	37,500	281,132
Total other (expense) income	(145,356)	1,843,657

Net loss from continuing operations before income taxes	(13,148,288)	(11,258,263)

Provision for income taxes	-	-

Net loss from continuing operations	(13,148,288)	(11,258,263)

Net loss from discontinued operations, net of tax	(1,337,712)	(7,905,312)
Less: net loss from discontinued operations attributable to noncontrolling interest	-	128,487

Net loss attributable to High Wire Networks, Inc. common shareholders	$(14,486,000)	$(19,035,088)

Loss per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(0.06)	$(0.16)
Net loss from discontinued operations, net of taxes	$(0.01)	$(0.12)
Net loss per share	$(0.06)	$(0.28)

Weighted average common shares outstanding, basic and diluted	226,708,549	68,713,880

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.
Consolidated statements of stockholder’s deficit

	For the year ended December 31, 2023
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total
Balances, January 1, 2023	164,488,370	$1,645	-	$-	-	$-	$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-	-	-	-	722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	51,333,334	513	-	-	-	-	3,499,487	-	3,500,000
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Issuance of common stock upon conversion of Series D preferred stock	14,807,083	148	(182)	(1,499,819)	-	-	2,944,891		1,445,220
Issuance of common stock to third-party vendors	3,400,000	34	-	-	-	-	290,526	-	290,560
Issuance of common stock upon conversion of Series E preferred stock	681,818	7	-	-	(15)	(235,224)	235,217	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Issuance of common stock and warrants upon issuance of debt	1,416,295	14	-	-	-	-	674,364	-	674,378
Liquidated damages related to escrow shares	-	-	-	-	-	-	1,222,000	-	1,222,000
Stock-based compensation	-	-	-	-	-	-	1,251,456	-	1,251,456
Net income for the period	-	-	-	-	-	-	-	(14,486,000)	(14,486,000)

Ending balance, December 31, 2023	239,876,900	$2,399	943	$7,745,643	311	$4,869,434	$31,178,365	$(46,545,470)	$(2,749,629)

	For the year ended December 31, 2022
	Common stock		Additional paid-in	Accumulated	Noncontrolling
	Shares	$	capital	deficit	interest	Total

Balances, January 1, 2022	46,149,117	$462	$8,630,910	$(13,024,382)	$1,949,701	$(2,443,309)

Issuance of common stock upon conversion of convertible debentures	18,698,727	187	2,554,261	-	-	2,554,448
Issuance of common stock upon conversion of Series D preferred stock	2,315,609	23	516,136	-	-	516,159
Issuance of common stock upon conversion of Series E preferred stock	5,658,250	57	1,209,102			1,209,159
Issuance of common stock pursuant to PIPE transaction	91,666,667	916	6,199,084	-	-	6,200,000
Stock-based compensation	-	-	1,228,871	-	-	1,228,871
Disposal of JTM	-	-	-	-	(1,949,701)	(1,949,701)
Net income for the period	-	-	-	(19,035,088)	-	(19,035,088)

Ending balance, December 31, 2022	164,488,370	$1,645	$20,338,364	$(32,059,470)	$-	$(11,719,461)

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.

Consolidated statements of cash flows

	For the years ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net loss from continuing operations	$(13,148,288)	$(11,258,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	(3,140,404)	(6,445,531)
Amortization of debt discounts	1,113,589	2,165,236
Depreciation and amortization	844,457	814,102
Amortization of operating lease right-of-use assets	99,244	111,447
Stock-based compensation related to stock options	1,251,456	1,228,871
Stock-based compensation related to third-party vendors	290,560	-
Liquidated damages related to escrow shares	1,222,000	-
Gain on extinguishment of derivatives	(1,692,232)	-
Loss (gain) on disposal of subsidiary	1,434,392	(919,873)
Gain on sale of asset	(204,081)	-
Write-offs of fixed assets	221,510	-
Gain on change in fair value of warrant liabilities	(67,465)	-
Goodwill impairment charge	2,243,820	-
Intangible asset impairment charge	438,374	-
Warrant expense	484,818	-
Loss on settlement of debt	-	260,932
Stock-based compensation related to Series D issuances	-	5,498,845
Initial derivative expense	-	1,289,625
Gain on settlement of warrants	-	(176,735)
Changes in operating assets and liabilities:
Accounts receivable	1,631,180	(1,189,998)
Prepaid expenses and other current assets	766,828	(540,561)
Accounts payable and accrued liabilities	670,704	3,076,865
Contract liabilities	(1,283,255)	1,320,752
Operating lease liabilities	(113,791)	(133,258)
Net cash used in operating activities of continuing operations	(6,936,584)	(4,897,544)
Net cash (used in) provided by operating activities of discontinued operations	(995,089)	2,781,777
Net cash used in operating activities	(7,931,673)	(2,115,767)

Cash flows from investing activities:
Purchase of fixed assets	(20,000)	(404,701)
Cash received in connection with disposal of JTM	50,000	475,000
Cash received in connection with sale of AWS PR assets	160,000	-
Net cash provided by investing activities	190,000	70,299

Cash flows from financing activities:
Proceeds from loans payable to related parties	220,000	-
Proceeds from loans payable	6,782,350	3,374,965
Repayments of loans payable	(5,776,195)	(5,383,005)
Proceeds from convertible debentures	1,635,700	500,000
Repayments of convertible debentures	-	(2,744,015)
Proceeds from factor financing	12,885,071	-
Repayments of factor financing	(11,523,415)	-
Securities Purchase Agreement proceeds	3,500,000	-
Proceeds from related party advances	-	380,000
Repayments of related party advances	-	(380,000)
Proceeds from PIPE investment	-	6,200,000
Net cash provided by financing activities of continuing operations	7,723,511	1,947,945
Net cash (used in) provided by financing activities of discontinued operations	(297,508)	301,071
Net cash provided by financing activities	7,426,003	2,249,016

Net (decrease) increase in cash	(315,670)	203,548

Cash, beginning of period	649,027	445,479

Cash, end of period	$333,357	$649,027

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,777,530	$1,172,388
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series D preferred stock	$2,945,039	$516,159
Common stock issued for conversion of Series E preferred stock	$235,224	$1,209,159
Original issue discounts on loans payable and convertible debentures	$874,117	$1,524,835
Common stock issued for conversion of Series A preferred stock	$722,098	$-
Right-of-use asset obtained in exchange for lease liability	$319,832	$-
Issuance of common stock and warrants upon issuance of debt	$674,378	$-
Common stock issued for conversion of convertible debentures	$-	$2,554,448
Issuance of Series D preferred stock	$-	$5,498,845
Receivable from JTM disposition	$-	$50,000

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.

Notes to the consolidated financial statements

December 31, 2023

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

On February 15, 2022, HWN sold its 50% interest in JTM, which qualified for discontinued operations treatment (refer to Note 19, Discontinued Operations, for additional detail).

On March 6, 2023, HWN divested the ADEX Entities (refer to Note 3, Recent Subsidiary Activity, for additional detail). The divestiture of the ADEX Entities qualified for discontinued operations treatment (refer to Note 19, Discontinued Operations, for additional detail).

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

On November 3, 2023, the Company paused the operations of its Tropical subsidiary (refer to Note 3, Recent Subsidiary Activity, for additional detail).

The Company’s AWS PR and Tropical subsidiaries are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s SVC subsidiary is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of December 31, 2023.

2. Significant Accounting Policies

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, AWS PR, Tropical, SVC, and OCL. All subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2023 and 2022 was $311,610 and $36,000, respectively.

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

Goodwill

The Company has two reporting units, HWN and SVC, and tests its goodwill for impairment at least annually on December 31 and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. The Company’s HWN reporting unit, which included goodwill of $1,732,431 as of December 31, 2023, had a negative carrying amount as of that date. During the year ended December 31, 2023, there was a goodwill impairment charge of $2,243,820 on the Company’s SVC reporting unit. There were no impairment charges during the year ended December 31, 2022.

Intangible Assets

At December 31, 2023 and 2022, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. During the year ended December 31, 2023, there was an intangible asset impairment charge of $438,374 on HWN’s customer relationships and lists. There were no impairment charges during the year ended December 31, 2022.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Other than the intangible asset impairment charges noted above, there were no impairment charges on long-lived assets during the years ended December 31, 2023 and 2022.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2020 to 2023. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Contract Types

The Company’s contracts fall under two main types: 1) fixed-price and 2) time-and-materials. Fixed-price contracts are based on purchase order line items that are billed on individual invoices as the project progresses and milestones are reached. Time-and-materials contracts include employees working on an as needed basis at customer locations and materials costs incurred by those employees.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include Technology Solutions and Managed Services:

●	Technology Solutions: The Technology Solutions group is all service and project revenue generated globally by HWN, Tropical, and AWS PR. These business perform project-based professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

●	Managed Services are services provided to the clients where the Company monitors, maintains, handles break/fix issues and protects customer networks. The Managed Services Segment encompasses all of the Company’s recurring revenue businesses including Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and the Company’s SVC revenue.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type. See the below table:

Revenue by service type	Year Ended December 31, 2023	Year Ended December 31, 2022
Technology Solutions	$21,452,565	$17,811,667
Managed Services	5,539,985	8,955,128
Total	$26,992,550	$26,766,795

The Company also disaggregates its revenue by operating segment and geographic location (refer to Note 17, Segment Disclosures, for additional information).

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the consolidated balance sheets. At December 31, 2023 and 2022, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At December 31, 2023 and 2022, contract liabilities totaled $382,576 and $1,665,831, respectively.

Cost of Revenues

Cost of revenues includes all direct costs of providing services under the Company’s contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment, direct materials, insurance claims and other direct costs.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718, at either the grant date fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07. In accordance with ASU 2016-09, the Company accounts for forfeitures as they occur.

The Company uses certain pricing models to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period, which is generally the vesting period.

Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of December 31, 2023 and 2022, respectively, the Company had 145,710,627 and 178,640,968 common stock equivalents outstanding.

Leases

ASC 842, “Leases” requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain of the Company’s lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

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

The Company generated operating losses in the years ended December 31, 2023 and 2022, and High Wire has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2023, the Company had an operating loss of $13,002,932, cash flows used in continuing operations of $6,936,584, and a working capital deficit of $9,915,819. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of December 31, 2023, HWN had a cash balance in excess of provided insurance of $37,752.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the year ended December 31, 2023, three customers accounted for 21%, 17%, and 15%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 41%, 3%, and 0%, respectively, of trade accounts receivable as of December 31, 2023. For the year ended December 31, 2022, three customers accounted for 16%, 14%, and 10%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 10%, 16%, and 8%, respectively, of trade accounts receivable as of December 31, 2022.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 99% and 95% of consolidated revenues for the years ended December 31, 2023 and 2022, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 1% and 5% of consolidated revenues for the years ended December 31, 2023 and 2022, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Derivative liabilities and warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the year ended December 31, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

As a result of the divesture of the ADEX Entities discussed in Note 3, Recent Subsidiary Activity, the Company no longer had any assets or liabilities carried at fair value as December 31, 2023 (refer to Note 8, Convertible debentures, for additional detail). In connection with the issuance of new convertible debentures during December 2023, the associated warrants qualified for fair value measurement.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 and 2022 consisted of the following:

	Total fair value at December 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$833,615	$-	$-	$833,615

	Total fair value at December 31, 2022	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Derivative liabilities (1)	$8,044,931	$-	$-	$8,044,931

(1)	The Company estimated the fair value of these warrant liabilities and derivative liabilities using either the Monte-Carlo model or the Black-Scholes model.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Refer to Note 10, Derivative Liabilities, and Note 11, Warrant Liabilities, for additional information.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging” and all derivative instruments are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As a result of the divesture of the ADEX Entities discussed in Note 3, Recent Subsidiary Activity, the Company no longer had any derivative liabilities as of December 31, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the Company had derivative liabilities of $8,044,931.

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2023, the Company had warrant liabilities of $833,615.

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

The Company considered whether or not this transaction would cause the ADEX Entities to qualify for discontinued operations treatment. The Company determined that the sale of the ADEX Entities qualifies for discontinued operations treatment during the year ended December 31, 2023 due to the size of their operations and because the sale represents a strategic shift (refer to Note 19, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a loss on disposal of subsidiary of $1,434,392 to the consolidated statement of operations for the year ended December 31, 2023. Additionally, the ADEX Entities had net income of $96,680 during the period of January 1, 2023 through March 6, 2023. The net of these amounts is included within net loss from discontinued operations, net of taxes on the consolidated statement of operations.

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

In connect with the asset purchase agreement, the Company received a cash payment of $160,000 and recorded a gain on sale of asset of $204,081 to the consolidated statement of operations for the year ended December 31, 2023.

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

As of December 31, 2023, none of the milestones set forth in the Agreement have been met. Additionally, as of December 31, 2023, OCL has not begun to generate revenue. The only activity currently running through the entity is the payroll and related benefits and expenses for John Peterson. On December 29, 2023, John Peterson resigned from the Company.

Pause of the operations of Tropical

On November 3, 2023, the Company paused the operations of its Tropical subsidiary to allow the management team to focus on the Company’s core businesses.

4. Property and Equipment

Property and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31	December 31
	2023	2022
Computers and office equipment	$175,008	$167,401
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	472,197	820,120
Machinery and equipment	838,800	838,800
Total	1,504,056	1,844,372

Less: accumulated depreciation	(477,763)	(294,763)

Equipment, net	$1,026,293	$1,549,609

During the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $164,954 and $134,607, respectively.

5. Intangible Assets

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	Cost	Accumulated Amortization	Impairment	Net carrying value at December 31, 2023	Net carrying value at December 31, 2022
Customer relationship and lists	$5,266,705	$(1,820,629)	$(438,374)	$3,007,702	$4,006,705
Trade names	1,141,984	(529,430)	-	612,554	731,429

Total intangible assets	$6,408,689	$(2,350,059)	$(438,374)	$3,620,256	$4,738,134

During the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $679,503 and $679,495, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2024	$502,768
2025	502,768
2026	502,768
2027	502,768
2028	502,768
Thereafter	1,106,416
Total	$3,620,256

6. Related Party Transactions

Loans Payable to Related Parties

As of December 31, 2023 and 2022, the Company had outstanding the following loans payable to related parties:

	December 31,	December 31,
	2023	2022
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	$100,000	$100,000
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $25,297	44,703	-
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures February 5, 2024, net of debt discount of $10,968	154,032	-
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023	-	109,031
Total	$298,735	$209,031

Less: Current portion of loans payable to related parties	(254,032)	(209,031)

Loans payable to related parties, net of current portion	$44,703	$-

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

As of December 31, 2023, the Company owed $100,000 pursuant to this agreement.

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

As of December 31, 2023, the Company owed $70,000 pursuant to this note and will record accretion equal to the debt discount of $25,297 over the remaining term of the note.

Convertible promissory note, Mark Porter, 12% interest, unsecured, matures February 5, 2024

On December 6, 2023, the Company issued to Mark Porter an unsecured promissory note in the aggregate principal amount of $165,000. The Company received cash of $150,000 and recorded a debt discount of $15,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All outstanding principal and accrued interest under the note was due on February 5, 2024.

As of December 31, 2023, the Company owed $165,000 pursuant to this note and will record accretion equal to the debt discount of $10,968 over the remaining term of the note.

The note matured on February 5, 2024 and is now due on demand.

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

7. Loans Payable

As of December 31, 2023 and 2022, the Company had outstanding the following loans payable:

	December 31,	December 31,
	2023	2022
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures February 16, 2024, net of debt discount of $23,040	$623,118	$-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures February 22, 2024, net of debt discount of $18,240	692,885	-
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 22, 2023, net of debt discount of $26,786	630,092	-
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures January 17, 2024, net of debt discount of $24,986	700,059	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $1,000	47,741	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $2,500	84,508	-
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023	-	-
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures July 28, 2023	-	-
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 4, 2023	-	-
Promissory note issued to Cornerstone National Bank & Trust, 4.5% interest, unsecured, matures on October 9, 2024	-	245,765
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures August 17, 2023, net of debt discount of $329,419	-	825,656
Total	$2,995,803	$2,114,477

Less: Current portion of loans payable, net of debt discount	(2,995,803)	(1,928,964)

Loans payable, net of current portion	$-	$185,513

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

During the year ended December 31, 2023, the Company made cash payments for principal of $235,837 and accrued interest of $19,533. As a result of these payments, the amount owed at December 31, 2023 was $0.

Promissory note, Jeffrey Gardner, 12% interest, unsecured, matures April 15, 2023

On January 16, 2023, the Company issued a $330,000 promissory note to Jeffrey Gardner. The note had a maturity date of April 15, 2023 and bore interest at a rate of 12% per annum. The Company received cash proceeds of $300,000 and recorded a debt discount of $30,000.

During the year ended December 31, 2023, the Company made cash payments for principal and accrued interest of $330,000 and $20,000, respectively. As a result of these payments, the amount owed at December 31, 2023 was $0.

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

During the year ended December 31, 2023, the Company paid $725,000 of the original balance under the agreement. Of that amount, $332,292 was paid using proceeds from the May 2023 loan with Cedar Advance discussed below. As a result of these payments, the amount owed at December 31, 2023 was $0.

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

During the year ended December 31, 2023, the Company paid $725,000 of the original balance under the agreement. Of that amount, $362,500 was paid using proceeds from the May 2023 loan with Pawn Funding discussed below. As a result of these payments, the amount owed at December 31, 2023 was $0.

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

During the year ended December 31, 2023, the Company paid $633,842 of the original balance under the agreement, along with $374,478 of interest.

As of December 31, 2023, the Company owed $646,158 pursuant to this agreement and will record accretion equal to the debt discount of $23,040 over the remaining term of the note.

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

During the year ended December 31, 2023, the Company paid $568,874 of the original balance under the agreement, along with $351,765 of interest.

As of December 31, 2023, the Company owed $711,125 pursuant to this agreement and will record accretion equal to the debt discount of $18,240 over the remaining term of the note.

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

During the year ended December 31, 2023, the Company paid $843,121 of the original balance under the agreement, along with $506,879 of interest.

As of December 31, 2023, the Company owed $656,878 pursuant to this agreement and will record accretion equal to the debt discount of $26,786 over the remaining term of the note.

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

During the year ended December 31, 2023, the Company paid $474,955 of the original balance under the agreement, along with $331,445 of interest.

As of December 31, 2023, the Company owed $725,045 pursuant to this agreement and will record accretion equal to the debt discount of $24,986 over the remaining term of the note.

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

During the year ended December 31, 2023, the Company paid $151,259 of the original balance under the agreement, along with $56,741 of interest.

As of December 31, 2023, the Company owed $48,741 pursuant to this agreement and will record accretion equal to the debt discount of $1,000 over the remaining term of the note.

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

During the year ended December 31, 2023, the Company paid $212,992 of the original balance under the agreement, along with $79,508 of interest.

As of December 31, 2023, the Company owed $87,008 pursuant to this agreement and will record accretion equal to the debt discount of $2,500 over the remaining term of the note.

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

As of December 31, 2023, the Company owed $217,400 pursuant to this agreement.

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

During the year ended December 31, 2023, the remaining principal balance of $245,765 was paid using proceeds from factor financing. As a result of these payments, the amount owed at December 31, 2023 was $0.

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

8. Convertible Debentures

As of December 31, 2023 and 2022, the Company had outstanding the following convertible debentures:

	December 31,	December 31,
	2023	2022
Convertible promissory note, Jeffrey Gardner, 6% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 6% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures September 30, 2023	23,894	23,894
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $282,945	417,055	-
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $181,894	268,106	-
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $407,890	36,555	-
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $206,666	15,556	-
Convertible promissory note issued to the Mark Munro 1996 Charitable Remainder UniTrust, 9% interest, unsecured, due April 30, 2024	-	2,450,000
Convertible promissory note, FJ Vulis and Associates LLC, 12% interest, secured, matures May 11, 2023	-	500,000
Total	1,011,166	3,223,894

Less: Current portion of convertible debentures, net of debt discount/premium	(326,005)	(1,598,894)

Convertible debentures, net of current portion, net of debt discount	$685,161	$1,625,000

The Company’s convertible debentures have an effective interest rate range of 11.2% to 136.0%.

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

As of December 31, 2023, the Company owed $125,000 pursuant to this agreement.

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

As of December 31, 2023, the Company owed $125,000 pursuant to this agreement.

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

On December 31, 2023, the Company and the holder of the note mutually agreed to extend the maturity date to March 31, 2024. The terms of the note were unchanged.

As of December 31, 2023, the Company owed $23,894 pursuant to this agreement.

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

As of December 31, 2023, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 12,200,000 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of December 31, 2023, the placement agent had received an aggregate of 854,000 warrants.

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

As of December 31, 2023, the Company owed $700,000 pursuant to this note and will record accretion equal to the debt discount of $282,945 over the remaining term of the note.

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

The warrants, including those issued to the placement agent, had a relative fair value of $204,765 which resulted in an additional debt discount of $204,765. The amount is also included within additional paid-in capital.

As of December 31, 2023, the Company owed $450,000 pursuant to this note and will record accretion equal to the debt discount of $181,894 over the remaining term of the note.

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

As of December 31, 2023, the Company had issued an aggregate of $666,667 of principal, an aggregate of 1,416,295 commitment shares, an aggregate of 1,599,999 First Warrants, and an aggregate of 11,111,110 Second Warrants to debt holders in connection with the agreement. Refer to Note 20, Subsequent Events, for information on additional issuances during 2024.

For information on the debt issued under the agreement, refer to the “Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024” and “Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024” sections of this note.

In connection with the issuances of debt discussed below, the Company issued 211,141 First Warrants to a broker.

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024

On December 7, 2023, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $444,445. The Company received cash of $357,000, net of legal fees of $43,000, which resulted in an original issue discount of $44,445. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. Under the terms of the agreement the Company will begin paying accrued interest on March 7, 2024 and principal on June 7, 2024, with all remaining amounts under the note due on December 7, 2024. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Mast Hill Fund, L.P. 944,197 commitment shares, 1,066,666 First Warrants with an exercise price of $0.125 which expire on December 7, 2028, and 7,407,407 Second Warrants with an exercise price of $0.001 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On December 7, 2023, the Company issued 944,197 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $80,713, which resulted in an additional debt discount of $80,713.

The warrants qualified for warrant liability accounting under ASC 480 “Distinguishing Liabilities from Equity”. The initial fair value of the warrants was $609,116, which resulted in an additional debt discount of $319,287 and warrant expense of $332,819, which was recorded on the consolidated statement of operations for the year ended December 31, 2023.

A total of $80,703 was recorded to additional paid-in capital in connection with the issuance of debt and warrants.

As of December 31, 2023, the Company owed $444,445 pursuant to this note and will record accretion equal to the debt discount of $407,890 over the remaining term of the note.

Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024

On December 11, 2023, the Company issued to FirstFire Global Opportunities Fund, LLC a senior convertible promissory note in the aggregate principal amount of $222,222. The Company received cash of $178,500, net of legal fees of $21,500, which resulted in an original issue discount of $22,222. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. Under the terms of the agreement the Company will begin paying accrued interest on March 11, 2024 and principal on June 11, 2024, with all remaining amounts under the note due on December 11, 2024. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued FirstFire Global Opportunities Fund, LLC 472,098 commitment shares, 533,333 First Warrants with an exercise price of $0.125 which expire on December 11, 2028, and 3,703,703 Second Warrants with an exercise price of $0.001 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On December 11, 2023, the Company issued 472,098 commitment shares to FirstFire Global Opportunities Fund, LLC. The shares had a fair value of $38,540, which resulted in an additional debt discount of $38,540.

The warrants qualified for warrant liability accounting under ASC 480 “Distinguishing Liabilities from Equity”. The initial fair value of the warrants was $291,964, which resulted in an additional debt discount of $161,460 and warrant expense of $151,999, which was recorded on the consolidated statement of operations for the year ended December 31, 2023.

A total of $38,535 was recorded to additional paid-in capital in connection with the issuance of debt and warrants.

As of December 31, 2023, the Company owed $222,222 pursuant to this note and will record accretion equal to the debt discount of $206,666 over the remaining term of the note.

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

As a result of this note being assumed by the buyer, the Company’s other convertible debt, warrants, and stock options were no longer considered tainted in accordance with ASC 815. As a result, all remaining derivatives were extinguished as of March 6, 2023. The Company recorded a gain on extinguishment of derivatives of $1,692,232 to the consolidated financial statements for the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company paid $210,375 in factoring fees. These amounts are included within general and administrative expenses on the consolidated statement of operations.

During the year ended December 31, 2023, the Company received an aggregate of $12,885,071 and repaid an aggregate of $11,523,415.

The Company owed $1,361,656 under the agreement as of December 31, 2023.

10. Derivative Liabilities

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s derivative liabilities. As of June 15, 2021, the derivative liabilities balance of $7,496,482 was comprised of $6,929,000 of derivatives related to High Wire’s convertible debentures, and $567,482 of derivatives related to High Wire’s share purchase warrants and stock options. Not all of the Company’s stock options qualified for derivative treatment.

The embedded conversion options of the convertible debentures described in Note 8, Convertible Debentures, which were assumed as part of the merger transaction, contain conversion features that qualified for embedded derivative classification. The fair value of the liability was re-measured at the end of every reporting period and the change in fair value was reported in the statement of operations as a gain or loss on change in fair value of derivatives. Derivative liabilities also included the fair value of the Company’s share purchase warrants and stock options discussed in Note 14, Share Purchase Warrants and Stock Options. As a result of the divesture of the ADEX Entities discussed in Note 3, Recent Subsidiary Activity, the Company no longer had any derivative liabilities as of December 31, 2023 (refer to Note 8, Convertible debentures, for additional detail). As of December 31, 2022, the derivative liabilities balance of $8,044,931 was comprised of $6,141,282 of derivatives related to the Company’s convertible debentures, and $1,903,649 of derivatives related to the Company’s share purchase warrants and stock options.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the year ended December 31, 2023:

December 31,
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

11. Warrant Liabilities

Certain of the warrants related to the convertible debentures described in Note 8, Convertible Debentures, qualify for liability classification under ASC 480, “Distinguishing Liabilities from Equity”. The fair value of the warrant liabilities was measured upon issuance and is re-measured at the end of every reporting period, with the change in fair value reported in the consolidated statement of operations as a gain or loss on change in fair value of warrant liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the year ended December 31, 2023:

December 31,
2023
Balance at the beginning of the period	$-
Issuance of warrants	901,080
Change in fair value of warrant liabilities	(67,465)
Balance at the end of the period	833,615

*	The current and long-term breakout of warrant liabilities is based on the current and long-term breakout of the associated convertible debentures.

The Company uses Level 3 inputs for its valuation methodology for the warrant liabilities as their fair values were determined by using Monte-Carlo model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2023	221 - 222%	4.11 - 4.25%	0%	4.94 - 4.95

12. Common Stock

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

As of December 31, 2023, the Company had received an aggregate of $9,700,000 as part of the Offering (see below for a breakout of the current and prior year issuances).

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

Issuance of shares pursuant to a related party convertible debenture

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

13. Preferred Stock

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

On January 5, 2023, Dominion Capital converted the remaining 300,000 shares of the Company’s Series A preferred stock into shares of the Company’s common stock (refer to Note 12, Common Stock, for additional detail).

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

As of December 31, 2023, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the consolidated balance sheet.

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

As of December 31, 2023, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the consolidated balance sheet.

14. Share Purchase Warrants and Stock Options

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s share purchase warrants and stock options. As of June 15, 2021, the total fair value of High Wire’s share purchase warrants and stock options was $567,402.

As a result of the divesture of the ADEX Entities discussed in Note 3, Disposal of Subsidiary, the Company no longer had any derivative liabilities as of December 31, 2023 (refer to Note 8, Convertible debentures, for additional detail), and the Company’s outstanding share purchase warrants and stock options no longer qualified for fair value measurement as of the divestiture date. In connection with the issuance of new convertible debentures during December 2023, the associated warrants qualified for liability classification. The fair value of these warrants was $833,615 as of December 31, 2023. This amount is included in warrant liabilities on the consolidated balance sheet. The weighted-average remaining life on the share purchase warrants as of December 31, 2023 was 3.1 years. The weighted-average remaining life on the stock options as of December 31, 2023 was 3.6 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at December 31, 2023 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of December 31, 2022 through December 31, 2023:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	13,100,000	$0.11	$-
Granted	25,976,249	0.08	805,185
Exercised	-	-
Expired/forfeited	-	-
Outstanding at December 31, 2023	39,076,249	$0.09	$738,889
Exercisable at December 31, 2023	27,965,139	$0.13	$-

As of December 31, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	0.96
400,000	0.25	12/14/2021	12/14/2024	0.96
12,500,000	0.10	11/18/2022	11/18/2027	3.88
7,000,000	0.15	9/25/2023	9/25/2028	4.74
4,500,000	0.15	9/25/2023	9/25/2028	4.74
700,000	0.15	9/25/2023	9/25/2028	4.74
854,000	0.15	9/25/2023	9/25/2028	4.74
1,066,666	0.125	12/7/2023	12/7/2028	4.94
7,407,407	0.001	12/7/2023	*	*
140,760	0.125	12/7/2023	12/7/2028	4.94
533,333	0.125	12/11/2023	12/11/2028	4.95
3,703,703	0.001	12/11/2023	*	*
70,380	0.125	12/11/2023	12/11/2028	4.95
39,076,249

*	These warrants expire five years from the date of a triggering event as defined in the terms of the agreements discussed in Note 8, Convertible Debentures.

The following table summarizes the activity of stock options for the period of December 31, 2022 through December 31, 2023:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	12,034,280	$0.26	$89,238
Issued	15,717,289	0.11
Exercised	-	-
Cancelled/expired/forfeited	(1,236,952)	0.12
Outstanding at December 31, 2023	26,514,617	$0.18	$-
Exercisable at December 31, 2023	18,479,733	$0.21	$-

As of December 31, 2023, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	2.15
3,318,584	0.25	6/16/2021	6/16/2026	2.46
100,603	0.25	8/11/2021	8/11/2026	2.61
5,767,429	0.25	8/18/2021	8/18/2026	2.63
185,254	0.54	11/3/2021	11/3/2026	2.84
120,128	0.19	3/21/2022	3/21/2027	3.22
95,238	0.11	5/16/2022	5/16/2027	3.38
1,205,714	0.09	9/28/2022	9/28/2027	3.75
894,737	0.10	2/8/2023	2/8/2028	4.11
600,000	0.30	2/8/2023	2/8/2026	2.11
1,552,174	0.12	2/27/2023	2/27/2028	4.16
8,022,000	0.11	5/17/2023	5/17/2028	4.38
1,047,131	0.11	5/30/2023	5/30/2028	4.42
1,014,577	0.12	7/18/2023	7/18/2028	4.55
1,104,604	0.07	10/24/2023	10/24/2028	4.82
525,114	0.07	12/31/2023	12/31/2028	5.00
26,514,617

The remaining stock-based compensation expense on unvested stock options was $448,067 as of December 31, 2023. The stock options granted during 2023 were to employees, officers, and directors.

15. Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Operating lease assets	$277,995	$57,408
Operating lease liabilities:
Current operating lease liabilities	89,318	74,266
Long term operating lease liabilities	190,989	-
Total operating lease liabilities	$280,307	$74,266

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the years ended December 31, 2023 and 2022, the Company recognized operating lease expense of $106,430 and $122,743, respectively. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations. During the years ended December 31, 2023 and 2022, short-term lease costs were $48,423 and $63,508, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $120,976 and $144,553, respectively, for the years ended December 31, 2023 and 2022. These amounts are included in operating activities in the consolidated statements of cash flows. During the years ended December 31, 2023 and 2022, the Company reduced its operating lease liabilities by $113,791 and $133,258, respectively, for cash paid.

The operating lease liabilities as of December 31, 2023 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 2.6 years. Remaining lease payments as of December 31, 2023 are as follows:

Year ending December 31,
2024	111,395
2025	116,965
2026	70,179
Total lease payments	298,539
Less: imputed interest	(18,232)
Total	$280,307

16. Commitments and Contingencies

Leases

The Company leases certain of its properties under leases that expire on various dates through 2023. Some of these agreements include escalation clauses and provide for renewal options ranging from one to five years. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 15, Leases, for amounts expensed during the years ended December 31, 2023 and 2022).

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

17. Segment Disclosures

During the years ended December 31, 2023 and 2022, the Company had three operating segments including:

●	Technology, which is comprised of AWS PR, Tropical, OCL, and HWN.

●	SVC, which consists of the Company’s SVC subsidiary.

●	Corporate, which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates the SVC and Corporate reporting segments in one geographical area (the United States) and the AWS PR/ Tropical/OCL/HWN operating segment in two geographical areas (the United States and Puerto Rico).

Financial statement information by operating segment for the year ended December 31, 2023 is presented below:

	Year Ended December 31, 2023
	Corporate	Technology	SVC	Total

Net sales	$-	$23,117,969	$3,874,581	$26,992,550
Operating loss	(2,622,121)	(7,824,695)	(2,556,116)	(13,002,932)
Interest expense	334,609	2,123,654	-	2,458,263
Depreciation and amortization	-	255,263	589,194	844,457
Total assets as of December 31, 2023	14,929	4,990,874	5,825,951	10,831,754

Geographic information as of and for the year ended December 31, 2023 is presented below:

	Revenues For The Year Ended December 31, 2023	Long-lived Assets as of December 31, 2023

Puerto Rico and Canada	$391,413	$-
United States	26,601,137	8,087,043
Consolidated total	26,992,550	8,087,043

Financial statement information by operating segment for the year ended December 31, 2022 is presented below:

	Year Ended December 31, 2022
	Corporate	Technology	SVC	Total

Net sales	$-	$20,467,463	$6,299,332	$26,766,795
Operating (loss) income	(3,982,007)	(9,661,958)	542,045	(13,101,920)
Interest expense	1,164,641	81,261	97,200	1,343,102
Depreciation and amortization	-	210,743	603,359	814,102
Total assets as of December 31, 2022	606,752	7,797,819	11,427,075	19,831,646

Geographic information as of and for the year ended December 31, 2022 is presented below:

	Revenues For The Year Ended December 31, 2022	Long-lived Assets as of December 31, 2022

Puerto Rico and Canada	$1,435,013	$5,338
United States	25,331,782	14,367,919
Consolidated total	26,766,795	14,373,257

18. Income Taxes

The Company’s pre-tax loss for the years ended December 31, 2023 and 2022 consisted of the following:

	Years Ended December 31,
	2023	2022
Domestic	$(12,732,735)	$(11,587,158)
Foreign	(415,553)	328,895
Pre-tax Loss	$(13,148,288)	$(11,258,263)

The provision for income taxes for the years ended December 31, 2023 and 2022 was as follows:

Years Ended December 31,
	2023	2022
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Total provision for income taxes	$-	$-

The Company’s income taxes were calculated on the basis of domestic and foreign pre-tax loss of $12,732,735 and $415,553, respectively, for the year ended December 31, 2023. The Company’s income taxes were calculated on the basis of domestic pre-tax loss and foreign pre-tax income of $11,587,158 and $328,895, respectively, for the year ended December 31, 2022.

The Company’s effective tax rate for the years ended December 31, 2023 and 2022 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2023	2022
	%	%
Federal tax benefit at statutory rate	(21.0)	(21.0)
Permanent differences	(4.4)	(22.9)
State tax benefit, net of Federal benefits	-	-
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	-
Net change in valuation allowance	25.4	43.9
Provision	-	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2023	2022
Net operating loss carryforwards	$28,000,639	$18,187,286
Depreciation	(357,531)	59,454
Total assets	27,643,108	18,246,740

Total liabilities	-	-
Less: Valuation allowance	(27,643,108)	(18,246,740)

Net deferred tax liabilities	$-	$-

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards (“NOL’s”) of $28,000,639 and $18,187,286, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027. The NOL was acquired in the reverse merger and there is more likely than not a Section 382 limitation.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2023 and 2022, there was no accrued interest and penalties related to uncertain tax positions.

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

The results of operations of JTM have been included within net loss from discontinued operations, net of taxes, on the consolidated statements of operations for the year ended December 31, 2022.

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

The results of operations of the ADEX Entities have been included within net loss from discontinued operations, net of taxes, on the consolidated statements of operations for the years ended December 31, 2023 and 2022.

The following table shows the balance sheet of the Company’s discontinued operations as of December 31, 2022:

December 31, 2022
Current assets:
Cash	$237,542
Accounts receivable	4,822,531
Contract assets	-
Prepaid expenses and deposits	151,369
Current assets of discontinued operations	$5,211,442

Noncurrent assets:
Goodwill	$1,841,040
Intangible assets, net of accumulated amortization of $752,865	5,692,473
Operating lease right-of-use assets	18,370
Noncurrent assets of discontinued operations	$7,551,883

Current liabilities:
Accounts payable and accrued liabilities	$716,620
Contract liabilities	405,478
Current portion of loans payable	5,729
Factor financing	3,689,593
Current portion of operating lease liabilities	19,356
Current liabilities of discontinued operations	$4,836,776

Noncurrent liabilities:
Loans payable, net of current portion	$152,102
Noncurrent liabilities of discontinued operations	$152,102

The following table shows the statements of operations for the Company’s discontinued operations for the years ended December 31, 2023 and 2022:

	For the years ended
	December 31,
	2023	2022

Revenue	$4,759,216	$28,414,679

Operating expenses:
Cost of revenues	3,824,134	22,463,646
Depreciation and amortization	107,627	519,666
Salaries and wages	197,456	1,294,876
General and administrative	532,396	3,126,609
Goodwill impairment	-	11,826,894
Total operating expenses	4,661,613	39,231,691

Income (loss) from operations	97,603	(10,817,012)

Other income:
(Loss) gain on disposal of subsidiary	(1,434,392)	919,873
Exchange loss	(923)	(6,703)
Interest expense	-	(1,470)
PPP loan forgiveness	-	2,000,000
Total other (loss) income	(1,435,315)	2,911,700

Pre-tax income (loss) from operations	(1,337,712)	(7,905,312)

Provision for income taxes	-	-

Net income (loss) from discontinued operations, net of tax	$(1,337,712)	$(7,905,312)

20. Subsequent Events

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025

On January 11, 2024, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $350,000 in connection with the December 2023 Securities Purchase Agreement discussed in Note 8, Convertible Debentures. The Company received cash of $281,150, net of legal fees of $33,850, resulting in an original issue discount of $35,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. Under the terms of the agreement the Company will begin paying accrued interest on April 11, 2024 and principal on July 11, 2024, with all remaining amounts under the note due on January 11, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Mast Hill Fund, L.P. 743,555 commitment shares, 840,000 First Warrants with an exercise price of $0.125 which expire on January 11, 2029, and 5,833,333 Second Warrants with an exercise price of $0.001 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On January 11, 2024, the Company issued 743,555 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $49,075.

In connection with the issuance of this debt, the Company issued 110,849 First Warrants to a broker.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Wire Networks, Inc.

Date: April 19, 2024	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

Date: April 19, 2024	By:	/s/ Curtis E. Smith
Curtis E. Smith
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark W. Porter	Chief Executive Officer and Chairman of the	April 19, 2024
Mark W. Porter	Board of Directors

/s/ Curtis E. Smith	Chief Financial Officer	April 19, 2024
Curtis E. Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen W. LaMarche	Chief Operating Officer and Director	April 19, 2024
Stephen W. LaMarche

/s/ Peter H. Kruse	Director	April 19, 2024
Peter H. Kruse

Exhibit Index

Exhibit #	Exhibit Description
2.1	Agreement and Plan of Merger, by and among Spectrum Global Solutions, Inc., HW Merger Sub, Inc., HWN, Inc. and the other parties thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 2, 2021)

3.2	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2022)

3.3	Amended Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2021)

3.4	Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 22, 2021)

4*	Description of registered securities

10.1	Securities Purchase Agreement, dated as of November 3, 2021, by and between HWN, Inc. (f/k/a Spectrum Global Solutions, Inc. and Dominion Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.2	Senior Secured Convertible Promissory Note, dated November 3, 2021, issued to Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.3	Registration Rights Agreement, dated as of November 3, 2021, by and between HWN, Inc. and Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.4	Stock Purchase Agreement, dated as of April 13, 2021, by and among Spectrum Global Solutions, Inc., SVC, Inc., Secure Voice Corp. and Telecom Assets Corp. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 16, 2021)

10.5	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.6	Employment Agreement, dated as of March 1, 2021, by and between Spectrum Global Solutions, Inc. and Mark W. Porter (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2023)

10.7	Employment Agreement, dated as of January 31, 2023, by and between High Wire Networks, Inc. and Stephen LaMarche (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2023)

21.1*	List of Subsidiaries

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.