Form 10-Q
period 2024-03-31
HIGH WIRE NETWORKS, INC.
filed 2024-05-20
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 240,620,455 common shares issued and outstanding as of May 17, 2024.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$263,619	$333,357
Accounts receivable, net of allowances of $291,298 and $311,610, respectively, and unbilled revenue of $80,000 and $99,916, respectively	4,483,151	2,294,324
Prepaid expenses and other current assets	312,252	117,030
Total current assets	5,059,022	2,744,711

Property and equipment, net of accumulated depreciation of $540,409 and $477,763, respectively	977,368	1,026,293
Goodwill	3,162,499	3,162,499
Intangible assets, net of accumulated amortization of $2,475,751 and $2,350,059, respectively	3,494,564	3,620,256
Operating lease right-of-use assets	252,521	277,995
Total assets	$12,945,974	$10,831,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	6,816,109	6,417,525
Contract liabilities	384,253	382,576
Current portion of loans payable to related parties, net of debt discount of $19,132 and $10,968, respectively	315,868	254,032
Current portion of loans payable, net of debt discount of $93,052 and $96,552, respectively	2,714,094	2,995,803
Current portion of convertible debentures, net of debt discount of $1,045,344 and $614,556, respectively	1,653,940	326,005
Factor financing	2,745,950	1,361,656
Warrant liabilities	1,031,222	833,615
Operating lease liabilities, current portion	93,056	89,318
Total current liabilities	15,754,492	12,660,530

Long-term liabilities:
Loans payable to related parties, net of current portion, net of debt discount of $0 and $25,297, respectively	-	44,703
Convertible debentures, net of current portion, net of debt discount of $0 and $464,839, respectively	-	685,161
Operating lease liabilities, net of current portion	163,163	190,989
Total long-term liabilities	163,163	920,853

Total liabilities	15,917,655	13,581,383

Commitments and contingencies (Note 14)

Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Total mezzanine equity	-	-

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 240,620,455 and 239,876,900 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,406	2,399
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of March 31, 2024 and December 31, 2023	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of March 31, 2024 and December 31, 2023	4,869,434	4,869,434
Additional paid-in capital	31,370,744	31,178,365
Accumulated deficit	(46,959,908)	(46,545,470)
Total stockholders’ deficit	(2,971,681)	(2,749,629)

Total liabilities and stockholders’ deficit	$12,945,974	$10,831,754

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Revenue	$7,650,981	$10,165,171

Operating expenses:
Cost of revenue	4,150,739	8,731,668
Depreciation and amortization	188,338	202,620
Salaries and wages	1,769,697	1,993,016
General and administrative	1,194,543	1,868,810
Total operating expenses	7,303,317	12,796,114

Income (loss) from operations	347,664	(2,630,943)

Other income (expense):
Interest expense	(243,036)	(185,652)
Amortization of debt discounts	(432,934)	(508,564)
Warrant expense	(214,737)	-
Gain on change in fair value of warrant liabilities	241,993	-
Exchange loss	(14,888)	(1,456)
Penalty fee	(100,000)	-
Gain on change in fair value of derivative liabilities	-	3,140,404
Gain on extinguishment of derivatives	-	1,692,232
Other income	1,500	-
Total other (expense) income	(762,102)	4,136,964

Net (loss) income from continuing operations before income taxes	(414,438)	1,506,021

Provision for income taxes	-	-

Net (loss) income from continuing operations	(414,438)	1,506,021

Net loss from discontinued operations, net of tax	-	(1,337,712)

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(414,438)	$168,309

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.00)	$0.01
Net loss from discontinued operations, net of taxes	$-	$(0.01)
Net (loss) income per share	$(0.00)	$0.00

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.00)	$0.01
Net loss from discontinued operations, net of taxes	$-	$(0.01)
Net (loss) income per share	$(0.00)	$0.00

Weighted average common shares outstanding
Basic	240,538,746	197,475,692
Diluted	240,538,746	217,325,280

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the three months ended March 31, 2024
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	Deficit	Total

Balances, January 1, 2024	239,876,900	$2,399	943	$7,745,643	311	$4,869,434	$31,178,365	$(46,545,470)	$(2,749,629)

Issuance of common stock and warrants upon issuance of debt	743,555	7	-	-	-	-	56,279	-	56,286
Stock-based compensation	-	-	-	-	-	-	136,100	-	136,100
Net income for the period	-	-	-	-	-	-	-	(414,438)	(414,438)

Ending balance, March 31, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$31,370,744	$(46,959,908)	$(2,971,681)

	For the three months ended March 31, 2023
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2023	164,488,370	$1,645	-	$-	-	$-	$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-	-	-	-	722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-	-	-	-	3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-	-	-	-	1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-	-	-	-	242,172	-	242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-	-	-	-	285,791	-	285,791
Net income for the period	-	-	-	-	-	-	-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income from continuing operations	$(414,438)	$1,506,021

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of discounts on convertible debentures and loans payable	432,934	508,564
Depreciation and amortization	188,338	202,620
Amortization of operating lease right-of-use assets	25,474	24,339
Stock-based compensation related to stock options	136,100	285,791
Gain on change in fair value of warrant liabilities	(241,993)	-
Warrant expense	214,737	-
Penalty fee	100,000	-
Gain on change in fair value of derivative liabilities	-	(3,140,404)
Stock-based compensation related to third-party vendors	-	242,200
Gain on extinguishment of derivatives	-	(1,692,232)
Loss on disposal of subsidiary	-	1,434,392
Changes in operating assets and liabilities:
Accounts receivable	(2,188,827)	(3,111,505)
Prepaid expenses and other current assets	(195,222)	373,982
Accounts payable and accrued liabilities	398,586	91,462
Contract liabilities	1,677	(857,786)
Operating lease liabilities	(24,088)	(31,564)
Net cash used in operating activities of continuing operations	(1,566,722)	(4,164,120)
Net cash used in operating activities of discontinued operations	-	(995,089)
Net cash used in operating activities	(1,566,722)	(5,159,209)

Cash flows from investing activities:
Purchase of fixed assets	(13,721)	-
Cash received in connection with disposal of JTM	-	50,000
Net cash (used in) provided by investing activities	(13,721)	50,000

Cash flows from financing activities:
Proceeds from loans payable	-	1,250,000
Repayments of loans payable	(285,211)	(1,293,023)
Proceeds from convertible debentures	431,150	-
Repayments of convertible debentures	(19,528)	-
Proceeds from factor financing	5,035,007	3,251,007
Repayments of factor financing	(3,650,713)	(897,051)
Securities Purchase Agreement proceeds	-	3,425,000
Net cash provided by financing activities of continuing operations	1,510,705	5,735,933
Net cash used in financing activities of discontinued operations	-	(297,508)
Net cash provided by financing activities	1,510,705	5,438,425

Net (decrease) increase in cash	(69,738)	329,216

Cash, beginning of period	333,357	649,027

Cash, end of period	$263,619	$978,243

Supplemental disclosures of cash flow information:
Cash paid for interest	$132,219	$2,681
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$58,250	$530,000
Issuance of common stock and warrants upon issuance of debt	$56,286	$-
Common stock issued for conversion of Series A preferred stock	$-	$722,098
Common stock issued for conversion of Series D preferred stock	$-	$1,445,220

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

March 31, 2024

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

On March 6, 2023, HWN divested the ADEX Entities. The divestiture of the ADEX Entities qualified for discontinued operations treatment (refer to Note 17, Discontinued Operations, for additional detail).

On July 31, 2023, the Company paused the operations of its AWS PR subsidiary and sold off certain assets.

On August 4, 2023, the Company formed a new entity – incorporated as Overwatch Cyberlab, Inc. (“OCL”) – which is 80% owned by the Company and 20% owned by John Peterson.

On November 3, 2023, the Company paused the operations of its Tropical subsidiary.

The Company’s AWS PR and Tropical subsidiaries are professional, multi-service line, telecommunications infrastructure companies that provide outsourced services to the wireless and wireline industry. The Company’s SVC subsidiary is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of March 31, 2024.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2024 and December 31, 2023 was $291,298 and $311,610, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2024 and 2023.

Intangible Assets

At March 31, 2024 and December 31, 2023, definite-lived intangible assets consisted of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three months ended March 31, 2024 and 2023.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three months ended March 31, 2024 and 2023.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include Technology Solutions and Managed Services:

●	Technology Solutions: The Technology Solutions group is all service and project revenue generated globally by HWN, Tropical, and AWS PR. These business perform project-based professional services for the Enterprise, SMB, Data Center, Carrier Wireline, Carrier Wireless, and Network Service Provider markets.

●	Managed Services are services provided to the clients where the Company monitors, maintains, handles break/fix issues and protects customer networks. The Managed Services Segment encompasses all of the Company’s recurring revenue businesses including Overwatch Managed Security, all network managed services, all managed services performed under a Statement of Work (SoW), and the Company’s SVC revenue.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by service type. See the below table:

Revenue by service type	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Technology Solutions	$6,221,238	$8,475,401
Managed Services	1,429,743	1,689,770
Total	$7,650,981	$10,165,171

The Company also disaggregates its revenue by operating segment and geographic location (refer to Note 15, Segment Disclosures, for additional information).

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At March 31, 2024 and December 31, 2023, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At March 31, 2024 and December 31, 2023, contract liabilities totaled $384,253 and $382,576, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of March 31, 2024 and December 31, 2023, respectively, the Company had 159,029,949 and 145,710,627 common stock equivalents outstanding. As of March 31, 2023, 19,849,588 of the common stock equivalents were dilutive.

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

While the Company had operating income during the three months ended March 31, 2024, the Company generated an operating loss in the three months ended March 31, 2023, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the three months ended March 31, 2024, the Company had operating income of $347,664, cash flows used in continuing operations of $1,566,722, and a working capital deficit of $10,695,470. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of March 31, 2024, there were no cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2024, one customer accounted for 49% of consolidated revenues for the period. In addition, amounts due from this customer represented 55% of trade accounts receivable as of March 31, 2024. For the three months ended March 31, 2023, two customers accounted for 36%, and 23%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 26%, and 20%, respectively, of trade accounts receivable as of March 31, 2023.

The Company’s customers are primarily located within the domestic United States of America and Puerto Rico. Revenues generated within the domestic United States of America accounted for approximately 100% and 98% of consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. Revenues generated from customers in Puerto Rico accounted for approximately 0% and 2% of consolidated revenues for the three months ended March 31, 2024 and 2023, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2024 and 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2024 and December 31, 2023 consisted of the following:

	Total fair value at March 31, 2024	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$1,031,222	$-	$-	$1,031,222

	Total fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$833,615	$-	$-	$833,615

(1)	The Company estimated the fair value of these warrant liabilities using either the Black-Scholes model or the price of the Company’s common stock.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Refer to Note 9, Warrant Liabilities, for additional information.

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2024 and December 31, 2023, respectively, the Company had warrant liabilities of $1,031,222 and $833,615.

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

3.	Property and Equipment

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31	December 31
	2024	2023
Computers and office equipment	$186,743	$175,008
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	474,183	472,197
Machinery and equipment	838,800	838,800
Total	1,517,777	1,504,056

Less: accumulated depreciation	(540,409)	(477,763)

Equipment, net	$977,368	$1,026,293

During the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $62,646 and $32,746, respectively.

4.	Intangible Assets

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	Cost	Accumulated Amortization	Accumulated Impairment	Net carrying value at March 31, 2024	Net carrying value at December 31, 2023
Customer relationship and lists	$5,266,705	$(1,917,772)	$(438,374)	$2,910,559	$3,007,702
Trade names	1,141,984	(557,979)	-	584,005	612,554
Total intangible assets	$6,408,689	$(2,475,751)	$(438,374)	$3,494,564	$3,620,256

During the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $125,692 and $169,874, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2024	$377,076
2025	502,768
2026	502,768
2027	502,768
2028	502,768
Thereafter	1,106,416
Total	$3,494,564

5.	Related Party Transactions

Loans Payable to Related Parties

As of March 31, 2024 and December 31, 2023, the Company had outstanding the following loans payable to related parties:

	March 31,	December 31,
	2024	2023
Promissory note issued to Mark Porter, 9% interest, unsecured, matured December 15, 2021, due on demand	$100,000	$100,000
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $19,132 and $25,297, respectively	50,868	44,703
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures February 5, 2024, net of debt discount of $0 and $10,968, respectively	165,000	154,032
Convertible promissory note issued to Keith Hayter, 10% interest, unsecured, matures March 31, 2023	-	-
Total	$315,868	$298,735

Less: Current portion of loans payable to related parties	(315,868)	(254,032)

Loans payable to related parties, net of current portion	$-	$44,703

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

As March 31, 2024, the Company owed $100,000 pursuant to this agreement.

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

As of March 31, 2024, the Company owed $70,000 pursuant to this note and will record accretion equal to the debt discount of $19,132 over the remaining term of the note.

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

The note matured on February 5, 2024 and is now due on demand.

As of March 31, 2024, the Company owed $165,000 pursuant to this note.

6.	Loans Payable

As of March 31, 2024 and December 31, 2023, the Company had outstanding the following loans payable:

	March 31,	December 31,
	2024	2023
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matured February 16, 2024, net of debt discount of $23,040	$590,492	$623,118
Future receivables financing agreement with Pawn Funding, non-interest bearing, matured February 22, 2024, net of debt discount of $18,240	650,511	692,885
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matured December 22, 2023, net of debt discount of $26,786	592,592	630,092
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matured January 17, 2024, net of debt discount of $24,986	663,099	700,059
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $1,000	-	47,741
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $2,500	-	84,508
Total	$2,714,094	$2,995,803

The Company’s loans payable have an effective interest rate range of 0.0% to 144.3%.

Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matured February 16, 2024

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

During the three months ended March 31, 2024, the Company paid $32,626 of the original balance under the agreement.

As of March 31, 2024, the Company owed $613,532 pursuant to this agreement and will record accretion equal to the debt discount of $23,040 over the remaining term of the note.

Future receivables financing agreement with Pawn Funding, non-interest bearing, matured February 22, 2024

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

During the three months ended March 31, 2024, the Company paid $42,375 of the original balance under the agreement.

As of March 31, 2024, the Company owed $668,751 pursuant to this agreement and will record accretion equal to the debt discount of $18,240 over the remaining term of the note.

Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matured December 22, 2023

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

During the three months ended March 31, 2024, the Company paid $37,501 of the original balance under the agreement.

As of March 31, 2024, the Company owed $619,378 pursuant to this agreement and will record accretion equal to the debt discount of $26,786 over the remaining term of the note.

Future receivables financing agreement with Meged Funding Group, non-interest bearing, matured January 17, 2024

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

During the three months ended March 31, 2024, the Company paid $36,960 of the original balance under the agreement.

As of March 31, 2024, the Company owed $688,085 pursuant to this agreement and will record accretion equal to the debt discount of $24,986 over the remaining term of the note.

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

During the three months ended March 31, 2024, the Company paid $48,741 of the original balance under the agreement. As a result of these payments, the amount owed at March 31, 2024 was $0.

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

During the three months ended March 31, 2024, the Company paid $87,008 of the original balance under the agreement. As a result of these payments, the amount owed at March 31, 2024 was $0.

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

As of March 31, 2024, the Company owed $217,400 pursuant to this agreement.

7.	Convertible Debentures

As of March 31, 2024 and December 31, 2023, the Company had outstanding the following convertible debentures:

	March 31,	December 31,
	2024	2023
Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, matured September 15, 2021, due on demand	$125,000	$125,000
Convertible promissory note, James Marsh, 18% interest, unsecured, matured September 15, 2021, due on demand	125,000	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2024	23,894	23,894
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $221,302 and $282,945, respectively	478,698	417,055
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $142,266 and $181,894, respectively	307,734	268,106
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $272,148 and $407,890, respectively	238,964	36,555
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $137,889 and $206,666, respectively	117,666	15,556
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025, net of debt discount of $254,085	95,915	-
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures November 15, 2024, net of debt discount of $17,654	141,069	-
Total	1,653,940	1,011,166

Less: Current portion of convertible debentures, net of debt discount/premium	(1,653,940)	(326,005)

Convertible debentures, net of current portion, net of debt discount	$-	$685,161

The Company’s convertible debentures have an effective interest rate range of 11.2% to 136.4%.

Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, due on demand

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

As of March 31, 2024, the Company owed $125,000 pursuant to this agreement.

Convertible promissory note, James Marsh, 18% interest, unsecured, due on demand

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

As of March 31, 2024, the Company owed $125,000 pursuant to this agreement.

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

On March 31, 2024, the Company and the holder of the note mutually agreed to extend the maturity date to June 30, 2024. The terms of the note were unchanged.

As of March 31, 2024, the Company owed $23,894 pursuant to this agreement.

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

As of March 31, 2024, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 12,200,000 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of March 31, 2024, the placement agent had received an aggregate of 854,000 warrants.

For information on the debt issued under the agreement, refer to the “Convertible promissory note, Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025” and “Convertible promissory note, Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025” sections of this note, along with the “Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025” section of Note 5, Loans Payable to Related Parties.

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

As of March 31, 2024, the Company owed $700,000 pursuant to this note and will record accretion equal to the debt discount of $221,302 over the remaining term of the note.

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

As of March 31, 2024, the Company owed $450,000 pursuant to this note and will record accretion equal to the debt discount of $142,266 over the remaining term of the note.

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

As of March 31, 2024, the Company had issued an aggregate of $1,016,667 of principal, an aggregate of 2,159,850 commitment shares, an aggregate of 2,439,999 First Warrants, and an aggregate of 16,944,443 Second Warrants to debt holders in connection with the agreement.

For information on the debt issued under the agreement, refer to the “Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024”, and “Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024”, and “Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025” sections of this note.

In connection with the issuances of debt discussed below, the Company issued 321,990 First Warrants to a broker.

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

On January 1, 2024, $66,667 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024.

As of March 31, 2024, the Company owed $511,112 pursuant to this note and will record accretion equal to the debt discount of $272,148 over the remaining term of the note.

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

On January 1, 2024, $33,333 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024.

As of March 31, 2024, the Company owed $255,555 pursuant to this note and will record accretion equal to the debt discount of $137,889 over the remaining term of the note.

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025

On January 11, 2024, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $350,000. The Company received cash of $281,150, net of legal fees of $33,850, resulting in an original issue discount of $35,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. Under the terms of the agreement the Company will begin paying accrued interest on April 11, 2024 and principal on July 11, 2024, with all remaining amounts under the note due on January 11, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

Additionally, in connection with the note, the Company issued Mast Hill Fund, L.P. 743,555 commitment shares, 840,000 First Warrants with an exercise price of $0.125 which expire on January 11, 2029, and 5,833,333 Second Warrants with an exercise price of $0.001 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On January 11, 2024, the Company issued 743,555 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $56,286.

The warrants qualified for warrant liability accounting under ASC 480 “Distinguishing Liabilities from Equity”. The initial fair value of the warrants was $439,600, which resulted in an additional debt discount of $182,782 and warrant expense of $256,818, which was recorded on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024.

A total of $56,279 was recorded to additional paid-in capital in connection with the issuance of debt and warrants.

As of March 31, 2024, the Company owed $350,000 pursuant to this note and will record accretion equal to the debt discount of $254,085 over the remaining term of the note.

Convertible promissory note, 1800 Diagonal Lending LLC, 12% interest, unsecured, matures November 15, 2024

On January 24, 2024, the Company issued to 1800 Diagonal Lending LLC an unsecured convertible promissory note in the aggregate principal amount of $178,250. The Company received cash of $150,000, net of legal fees of $5,000, resulting in an original issue discount of $23,250. A one-time interest charge of 12%, or $21,390, was applied on the issuance date. The principal and accrued interest is to be paid in nine equal payments beginning on March 15, 2024, with the final principal and accrued interest payment due on November 15, 2024. In the event of a default, the note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.07 per share.

During the three months ended March 31, 2024, the Company paid $19,528 of the original balance under the agreement.

As of March 31, 2024, the Company owed $158,722 pursuant to this note and will record accretion equal to the debt discount of $17,654 over the remaining term of the note.

8.	Factor Financing

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

On March 6, 2023, in connection with the divestiture of the ADEX Entities, the amounts owed and related to ADEX accounts receivable were assumed by the buyer.

During the three months ended March 31, 2024, the Company paid $100,992 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the three months ended March 31, 2024, the Company received an aggregate of $5,035,007 and repaid an aggregate of $3,650,713.

The Company owed $2,745,950 under the agreement as of March 31, 2024.

9.	Warrants Liabilities

Certain of the warrants related to the convertible debentures described in Note 6, Convertible Debentures, qualify for liability classification under ASC 480, “Distinguishing Liabilities from Equity”. The fair value of the warrant liabilities was measured upon issuance and is re-measured at the end of every reporting period, with the change in fair value reported in the consolidated statement of operations as a gain or loss on change in fair value of warrant liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the three months ended March 31, 2024:

March 31,
2024
Balance at the beginning of the period	$833,615
Issuance of warrants	439,600
Change in fair value of warrant liabilities	(241,993)
Balance at the end of the period	1,031,222

*	The current and long-term breakout of warrant liabilities is based on the current and long-term breakout of the associated convertible debentures.

The Company uses Level 3 inputs for its valuation methodology for the warrant liabilities as their fair values were determined by using either the Black-Scholes model based on various assumptions or the price of the Company’s common stock.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2024	197%	4.21%	0%	4.69 - 4.78
At December 31, 2023	221 - 222%	4.11 - 4.25%	0%	4.94 - 4.95

10.	Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

11.	Preferred Stock

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

As of March 31, 2024, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of March 31, 2024, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the consolidated balance sheet.

12.	Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $1,031,222 and $833,615 as of March 31, 2024 and December 31, 2023, respectively. This amount is included in warrant liabilities on the unaudited condensed consolidated balance sheet. The weighted-average remaining life on the share purchase warrants as of March 31, 2024 was 2.6 years. The weighted-average remaining life on the stock options as of March 31, 2024 was 3.3 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at March 31, 2024 were subject to vesting terms.

The following table summarizes the activity of share purchase warrants for the period of January 1, 2023 through March 31, 2024:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2023	39,076,249	$0.09	$738,889
Granted	6,784,182	0.02	379,167
Exercised	-	-
Expired/forfeited	-	-
Outstanding at March 31, 2024	45,860,431	$0.08	$889,583
Exercisable at March 31, 2024	28,915,988	$0.13	$-

As of March 31, 2024, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	0.71
400,000	0.25	12/14/2021	12/14/2024	0.71
12,500,000	0.10	11/18/2022	11/18/2027	3.64
7,000,000	0.15	9/25/2023	9/25/2028	4.49
4,500,000	0.15	9/25/2023	9/25/2028	4.49
700,000	0.15	9/25/2023	9/25/2028	4.49
854,000	0.15	9/25/2023	9/25/2028	4.49
1,066,666	0.125	12/7/2023	12/7/2028	4.69
7,407,407	0.001	12/7/2023	*	*
140,760	0.125	12/7/2023	12/7/2028	4.69
533,333	0.125	12/11/2023	12/11/2028	4.70
3,703,703	0.001	12/11/2023	*	*
70,380	0.125	12/11/2023	12/11/2028	4.70
840,000	0.125	1/11/2024	1/11/2029	4.79
5,833,333	0.001	1/11/2024	*	*
110,849	0.125	1/11/2024	1/11/2029	4.79
45,860,431

*	These warrants expire five years from the date of a triggering event as defined in the terms of the agreements discussed in Note 6, Convertible Debentures.

The following table summarizes the activity of stock options for the period of January 1, 2024 through March 31, 2024:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2023	26,514,617	$0.18	$-
Issued	-	-
Exercised	-	-
Cancelled/expired/forfeited	-	-
Outstanding at March 31, 2024	26,514,617	$0.18	$-
Exercisable at March 31, 2024	19,439,733	$0.20	$-

As of March 31, 2024, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	1.90
3,318,584	0.25	6/16/2021	6/16/2026	2.21
100,603	0.25	8/11/2021	8/11/2026	2.36
5,767,429	0.25	8/18/2021	8/18/2026	2.38
185,254	0.54	11/3/2021	11/3/2026	2.59
120,128	0.19	3/21/2022	3/21/2027	2.97
95,238	0.11	5/16/2022	5/16/2027	3.13
1,205,714	0.09	9/28/2022	9/28/2027	3.50
894,737	0.10	2/8/2023	2/8/2028	3.86
600,000	0.30	2/8/2023	2/8/2026	1.86
1,552,174	0.12	2/27/2023	2/27/2028	3.91
8,022,000	0.11	5/17/2023	5/17/2028	4.13
1,047,131	0.11	5/30/2023	5/30/2028	4.17
1,014,577	0.12	7/18/2023	7/18/2028	4.30
1,104,604	0.07	10/24/2023	10/24/2028	4.57
525,114	0.07	12/31/2023	12/31/2028	4.76
26,514,617

The remaining stock-based compensation expense on unvested stock options was $310,108 as of March 31, 2024.

13.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Operating lease assets	$252,521	$277,995

Operating lease liabilities:
Current operating lease liabilities	93,056	89,318
Long term operating lease liabilities	163,163	190,989
Total operating lease liabilities	$256,219	$280,307

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2024 and 2023, the Company recognized operating lease expense of $28,667 and $25,136, respectively. Operating lease costs are included within general and administrative expenses on the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, short-term lease costs were $0 and $15,877, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $27,280 and $32,361, respectively, for the three months ended March 31, 2024 and 2023. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2024 and 2023, the Company reduced its operating lease liabilities by $24,088 and $31,564, respectively, for cash paid.

The operating lease liabilities as of March 31, 2024 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 2.3 years. Remaining lease payments as of March 31, 2024 are as follows:

Year ending December 31,
2024	84,115
2025	116,965
2026	70,179
Total lease payments	271,259
Less: imputed interest	(15,040)
Total	$256,219

14.	Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 13, Leases, for amounts expensed during the three months ended March 31, 2024 and 2023).

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

15.	Segment Disclosures

During the three months ended March 31, 2024 and 2023, the Company had three operating segments including:

●	Technology, which is comprised of AWS PR, Tropical, OCL, and HWN.

●	SVC, which consists of the Company’s SVC subsidiary.

●	Corporate, which consists of the rest of the Company’s operations.

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

Financial statement information by operating segment for the three months ended March 31, 2024 is presented below:

	Three Months Ended March 31, 2024
	Corporate	Technology	SVC	Total

Net sales	$-	$6,635,306	$1,015,675	$7,650,981
Operating (loss) income	(281,422)	627,650	1,436	347,664
Interest expense	160,820	82,216	-	243,036
Depreciation and amortization	-	58,361	129,977	188,338
Total assets as of March 31, 2024	28,429	7,174,947	5,742,598	12,945,974

Geographic information as of and for the three months ended March 31, 2024 is presented below:

	Revenues For The Three Months Ended March 31, 2024	Long-lived Assets as of December 31, 2023

Puerto Rico and Canada	$-	$-
United States	7,650,981	7,886,952
Consolidated total	7,650,981	7,886,952

Financial statement information by operating segment for the three months ended March 31, 2023 is presented below:

	Three Months Ended March 31, 2023
	Corporate	Technology	SVC	Total

Net sales	$-	$9,342,776	$822,395	$10,165,171
Operating (loss) income	(1,070,177)	(1,446,412)	(114,354)	(2,630,943)
Interest expense	182,486	3,166	-	185,652
Depreciation and amortization	-	51,780	150,840	202,620
Total assets as of December 31, 2023	14,929	4,990,874	5,825,951	10,831,754

Geographic information as of December 31, 2023 and for the three months ended March 31, 2024 is presented below:

	Revenues For The Three Months Ended March 31, 2023	Long-lived Assets as of December 31, 2023

Puerto Rico and Canada	$224,187	$-
United States	9,940,984	8,087,043
Consolidated total	10,165,171	8,087,043

16.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
	2024	2023

Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(414,438)	$168,309

Denominator
Weighted average common shares outstanding, basic	240,538,746	197,475,692
Effect of dilutive securities	-	19,849,588
Weighted average common shares outstanding, diluted	240,538,746	217,325,280

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net (loss) income from continuing operations	$(0.00)	$0.01
Net loss from discontinued operations, net of taxes	$-	$(0.01)
Net (loss) income per share	$(0.00)	$0.00

(Loss) income per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net (loss) income from continuing operations	$(0.00)	$0.01
Net loss from discontinued operations, net of taxes	$-	$(0.01)
Net (loss) income per share	$(0.00)	$0.00

17.	Discontinued Operations

On March 6, 2023, HWN divested the ADEX Entities. The divestiture of the ADEX Entities qualified for discontinued operations treatment.

The results of operations of the ADEX Entities have been included within net loss from discontinued operations, net of taxes, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023.

The following table shows the statement of operations for the Company’s discontinued operations for the three months ended March 31, 2023:

For the three months ended
March 31, 2023

Revenue	$4,759,216

Operating expenses:
Cost of revenues	3,824,134
Depreciation and amortization	107,627
Salaries and wages	197,456
General and administrative	532,396
Total operating expenses	4,661,613

Income from operations	97,603

Other (expenses) income:
Loss (gain) on disposal of subsidiary	(1,434,392)
Exchange loss	(923)
Interest expense	-
PPP loan forgiveness	-
Total other (expense) income	(1,435,315)

Pre-tax (loss) income from operations	(1,337,712)

Provision for income taxes	-

Net (loss) income from discontinued operations, net of taxes	$(1,337,712)

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

Our AWS PR and Tropical subsidiaries are professional services organizations that deliver services for Enterprise clients as well as wireline and wireless carriers. These subsidiaries are operated as part of our Technology segment. Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers. OCL has not begun to generate revenue as of March 31, 2024.

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

Results of Operations for the Three-Month Periods Ended March 31, 2024 and 2023

Our operating results for the three-month periods ended March 31, 2024 and 2023 are summarized as follows:

	For the three months ended
	March 31,
	2024	2023
Statement of Operations Data:
Revenue	$7,650,981	$10,165,171
Operating expenses	7,303,317	12,796,114
Income (loss) from operations	347,664	(2,630,943)
Total other (expense) income	(762,102)	4,136,964
Net loss from discontinued operations, net of tax	-	(1,337,712)
Net (loss) income attributable to common shareholders	(414,438)	168,309

Revenues

Our revenue decreased from $10,165,171 for the three months ended March 31, 2023 to $7,650,981 for the three months ended March 31, 2024. The decrease in revenue of $2,514,190 is offset by an improvement in gross profit (revenue minus cost of revenue) of $2,066,739. The improvement in the gross profit as a percentage of revenue from 14.1% for the three months ended March 31, 2023 to 45.7% for the three months ended March 31, 2024 was primarily related to a more efficient project management delivery effort, improved project profitability during the bid quoting process, as well as suspension of unprofitable business segments (Tropical and AWS PR) in the third quarter of 2023.

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

Operating Expenses

During the three months ended March 31, 2024, our operating expenses were $7,303,317, compared to $12,796,114 for the same period of 2023. The decrease of $5,492,797 is primarily related to a decrease in cost of revenue of $4,580,929 due to the decrease in sales discussed above as well as higher margin contracts during the current year. There were also decreases of $674,267 and $223,319, respectively, in general and administrative expenses and salaries and wages due to certain cost cutting measures.

Other (Expense) Income

During the three months ended March 31, 2024, we had other expense of $762,102, compared to other income of $4,136,964 for the same period of 2023. The change of $4,799,066 is primarily related to the gain on change in fair value of derivative liabilities and gain on extinguishment of derivatives of $3,140,404 and $1,692,232, respectively, in the prior year, as well as $214,737 of warrant expense during the current year. The change was partially offset by the gain on change in fair value of warrant liabilities of $241,993 in the current year.

Net (Loss) Income

For the three months ended March 31, 2024, we had a net loss attributable to High Wire Networks, Inc. common shareholders of $414,438, compared to net income of $168,309 in the same period of 2023.

Liquidity and Capital Resources

As of March 31, 2024, our total current assets were $5,059,022 and our total current liabilities were $15,754,492, resulting in a working capital deficit of $10,695,470, compared to a working capital deficit of $9,915,819 as of December 31, 2023.

While we had income from operations during the three months ended March 31, 2024, we have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the years ended
	December 31,
	2023	2022

Net cash used in operating activities	$(1,566,722)	$(5,159,209)
Net cash (used in) provided by investing activities	$(13,721)	$50,000
Net cash provided by financing activities	$1,510,705	$5,438,425
Change in cash	$(69,738)	$329,216

For the three months ended March 31, 2024, cash decreased $69,738, compared to an increase in cash of $329,216 for the same period of 2023. Net cash used in operating activities included the net loss from continuing operations of $414,438, as well as a net cash outflow from changes in operating assets and liabilities of $2,007,874. Net cash provided by financing activities included net proceeds from factor financing and convertible debentures of $1,384,294 and $411,622, respectively.

As of March 31, 2024, we had cash of $263,619 compared to $333,357 as of December 31, 2023.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2024, we issued 743,555 shares of our common stock to Mast Hill Fund, L.P. in connection with the issuance of a convertible debenture.

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

High Wire Networks, Inc.

Date: May 20, 2024	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: May 20, 2024	By:	/s/ Curtis E. Smith
Curtis E. Smith
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer