Form 10-Q
period 2024-06-30
HIGH WIRE NETWORKS, INC.
filed 2024-08-23
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 240,620,455 common shares issued and outstanding as of August 21, 2024.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$4,185,310	$328,282
Accounts receivable, net of allowances of $71,647 and $81,359, respectively, and unbilled revenue of $73,000 and $99,916, respectively	1,374,335	670,388
Prepaid expenses and other current assets	213,795	117,030
Current assets of discontinued operations	-	1,629,011
Total current assets	5,773,440	2,744,711

Property and equipment, net of accumulated depreciation of $604,055 and $477,763, respectively	913,325	1,026,293
Goodwill	1,812,818	3,162,499
Intangible assets, net of accumulated amortization of $1,236,885 and $2,350,059, respectively	3,202,861	3,620,256
Operating lease right-of-use assets	226,763	277,995
Total assets	$11,929,207	$10,831,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	5,685,998	5,189,996
Contract liabilities	364,930	80,819
Current portion of loans payable to related parties, net of debt discount of $0 and $10,968, respectively	116,556	254,032
Current portion of loans payable, net of debt discount of $69,821 and $96,552, respectively	1,432,666	2,995,803
Current portion of convertible debentures, net of debt discount of $164,923 and $614,556, respectively	634,484	326,005
Factor financing	-	1,361,656
Warrant liabilities	122,000	833,615
Operating lease liabilities, current portion	96,853	89,318
Current liabilities of discontinued operations	505,782	1,529,286
Total current liabilities	8,959,269	12,660,530

Long-term liabilities:
Loans payable to related parties, net of current portion, net of debt discount of $0 and $25,297, respectively	273,319	44,703
Loans payable, net of current portion, net of debt discount of $7,195	95,750	-
Convertible debentures, net of current portion, net of debt discount of $0 and $464,839, respectively	-	685,161
Operating lease liabilities, net of current portion	134,995	190,989
Total long-term liabilities	504,064	920,853

Total liabilities	9,463,333	13,581,383

Commitments and contingencies (Note 15)

Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Total mezzanine equity	-	-

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 240,620,455 and 239,876,900 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,406	2,399
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of June 30, 2024 and December 31, 2023	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of June 30, 2024 and December 31, 2023	4,869,434	4,869,434
Additional paid-in capital	32,022,974	31,178,365
Accumulated deficit	(42,174,583)	(46,545,470)
Total stockholders’ deficit	2,465,874	(2,749,629)

Total liabilities and stockholders’ deficit	$11,929,207	$10,831,754

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,937,618	$1,699,542	$3,999,121	$3,648,640

Operating expenses:
Cost of revenue	1,146,444	1,267,193	2,268,462	2,627,214
Depreciation and amortization	233,523	214,743	421,861	415,890
Salaries and wages	2,012,884	1,183,807	3,333,103	1,888,697
General and administrative	1,548,481	1,831,098	2,506,734	3,496,339
Total operating expenses	4,941,332	4,496,841	8,530,160	8,428,140

Loss from operations	(3,003,714)	(2,797,299)	(4,531,039)	(4,779,500)

Other income (expense):
Interest expense	(744,037)	(402,401)	(987,073)	(588,053)
Amortization of debt discounts	(423,876)	(328,828)	(856,810)	(837,392)
Warrant expense	(19,140)	-	(233,877)	-
(Loss) gain on change in fair value of warrant liabilities	(12,200)	-	229,793	-
Gain on settlement of debt	219,330	-	219,330	-
Exchange loss	(12,974)	(6,573)	(27,862)	(8,029)
Gain on extinguishment of warrant liabilities	921,422	-	921,422	-
Penalty fee	-	-	(100,000)	-
Liquidated damages related to escrow shares	-	(1,222,000)	-	(1,222,000)
Gain on change in fair value of derivative liabilities	-	-	-	3,140,404
Gain on extinguishment of derivatives	-	-	-	1,692,232
Other income	-	37,500	-	37,500
Total other (expense) income	(71,475)	(1,922,302)	(835,077)	2,214,662

Net loss from continuing operations before income taxes	(3,075,189)	(4,719,601)	(5,366,116)	(2,564,838)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(3,075,189)	(4,719,601)	(5,366,116)	(2,564,838)

Net income (loss) from discontinued operations, net of tax	7,860,514	577,606	9,737,003	(1,408,848)

Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$4,785,325	$(4,141,995)	$4,370,887	$(3,973,686)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.03	0.00	$0.04	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.02)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.03	0.00	$0.04	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.02)

Weighted average common shares outstanding
Basic	240,620,455	232,300,415	240,579,600	214,984,254
Diluted	272,051,584	232,300,415	272,010,729	214,984,254

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s deficit

(Unaudited)

	For the six months ended June 30, 2024
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total
Balances, January 1, 2024	239,876,900	$2,399	943	$7,745,643	311	$4,869,434	$31,178,365	$(46,545,470)	$(2,749,629)

Issuance of common stock and warrants upon issuance of debt	743,555	7	-	-	-	-	56,279	-	56,286
Stock-based compensation	-	-	-	-	-	-	136,100	-	136,100
Net Loss for the period	-	-	-	-	-	-	-	(414,438)	(414,438)

Ending balance, March 31, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$31,370,744	$(46,959,908)	$(2,971,681)

Issuance of warrants	-	-	-	-	-	-	353,484	-	353,484
Stock-based compensation	-	-	-	-	-	-	298,746	-	298,746
Net income for the period	-	-	-	-	-	-	-	4,785,325	4,785,325

Ending balance, June 30, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$32,022,974	$(42,174,583)	$2,465,874

	For the six months ended June 30, 2023
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total
Balances, January 1, 2023	164,488,370	$1,645	-	$-	-	$-	$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-	-	-	-	722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-	-	-	-	3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-	-	-	-	1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-	-	-	-	242,172	-	242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-	-	-	-	285,791	-	285,791
Net income for the period	-	-	-	-	-	-	-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

Issuance of common stock pursuant to PIPE transaction	1,100,000	11	-		-		74,989	-	75,000
Issuance of common stock upon conversion of Series D preferred stock	8,295,455	83	(182)	(1,499,819)	-		1,499,736	-	-
Issuance of common stock upon conversion of Series E preferred stock	681,818	7			(15)	(235,224)	235,217	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Stock-based compensation	-	-	-		-		334,946	-	334,946
Liquidated damages related to escrow shares	-	-	-		-		1,222,000	-	1,222,000
Net loss for the period	-	-	-		-		-	(4,141,995)	(4,141,995)

Ending balance, June 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$29,824,928	$(36,033,156)	$6,409,228

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(5,366,116)	$(2,564,838)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of discounts on convertible debentures and loans payable	856,810	837,392
Depreciation and amortization	421,861	415,890
Amortization of operating lease right-of-use assets	51,232	49,074
Stock-based compensation related to stock options	434,846	620,737
Gain on change in fair value of warrant liabilities	(229,793)	-
Warrant expense	233,877	-
Penalty fee	100,000	-
Gain on settlement of debt	(219,330)	-
Gain on extinguishment of warrant liabilities	(921,422)	-
Gain on change in fair value of derivative liabilities	-	(3,140,404)
Stock-based compensation related to third-party vendors	-	242,200
Gain on extinguishment of derivatives	-	(1,692,232)
Liquidated damages related to escrow shares	-	1,222,000
Loss on disposal of subsidiary	-	1,434,392
Changes in operating assets and liabilities:
Accounts receivable	(2,224,013)	(502,757)
Prepaid expenses and other current assets	(121,140)	539,694
Accounts payable and accrued liabilities	1,031,330	(673,396)
Contract liabilities	997,241	488,768
Operating lease liabilities	(48,459)	(63,524)
Net cash used in operating activities of continuing operations	(5,003,076)	(2,787,004)
Net cash provided by (used in) operating activities of discontinued operations	2,652,515	(2,061,202)
Net cash used in operating activities	(2,350,561)	(4,848,206)

Cash flows from investing activities:
Cash received from sale of technology services business unit	9,780,307	-
Purchase of fixed assets	(13,324)	-
Cash received in connection with disposal of JTM	-	50,000
Net cash provided by investing activities	9,766,983	50,000

Cash flows from financing activities:
Repayments of loans payable to related parties	(70,000)	-
Proceeds from loans payable	2,676,047	5,145,400
Repayments of loans payable	(3,315,532)	(3,158,138)
Proceeds from convertible debentures	431,150	-
Repayments of convertible debentures	(1,919,403)	-
Proceeds from factor financing	6,673,090	6,040,098
Repayments of factor financing	(8,034,746)	(5,822,794)
Securities Purchase Agreement proceeds	-	3,500,000
Net cash (used in) provided by financing activities of continuing operations	(3,559,394)	5,704,566
Net cash used in financing activities of discontinued operations	-	(297,508)
Net cash (used in) provided by financing activities	(3,559,394)	5,407,058

Net increase in cash	3,857,028	608,852

Cash, beginning of period	328,282	542,078

Cash, end of period	$4,185,310	$1,150,930

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,165,376	$389,778
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$58,250	$694,600
Issuance of common stock and warrants upon issuance of debt	$56,286	$-
Common stock issued for conversion of Series A preferred stock	$-	$722,098
Common stock issued for conversion of Series D preferred stock	$-	$2,945,039
Common stock issued for conversion of Series E preferred stock	$-	$235,224

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

June 30, 2024

1.	Organization

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN” or the “Company”) was incorporated in Delaware on January 20, 2017. The Company is a global provider of managed cybersecurity and managed networks delivered exclusively through a channel sales model. The Company’s Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

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

On June 27, 2024, HWN entered into an asset purchase agreement with INNO4 LLC (the “Buyer”) pursuant to which the Buyer agreed to purchase certain assets of HWN related to the Company’s technology services business unit (refer to Note 3, Recent Subsidiary Activity, for additional detail). The assets related to the technology services business unit qualified for discontinued operations treatment. Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment. (refer to Note 18, Discontinued Operations, for additional detail).

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

Basis of Presentation/Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, SVC and OCL. All subsidiaries are wholly-owned.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2024 and December 31, 2023 was $71,647 and $81,359, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and six months ended June 30, 2024 and 2023.

In connection with the sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity, the Company assigned $1,349,681 of HWN’s goodwill to the sold assets. This amount was based on relative fair values in accordance with ASC 350-20-40 and is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Intangible Assets

At June 30, 2024 and December 31, 2023, definite-lived intangible assets consisted of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and six months ended June 30, 2024 and 2023.

The sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity included all of HWN’s remaining intangible assets. The net book value at the time of the sale of $121,826 is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and six months ended June 30, 2024 and 2023.

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

The following is a description of the Company’s revenue service types:

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

Disaggregation of Revenues

The Company disaggregates its revenue by operating segment (refer to Note 16, Segment Disclosures, for additional information).

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At June 30, 2024 and December 31, 2023, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At June 30, 2024 and December 31, 2023, contract liabilities totaled $364,930 and $80,819, respectively.

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

Income (Loss) per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of June 30, 2024 and December 31, 2023, respectively, the Company had 134,373,675 and 145,710,627 common stock equivalents outstanding. As of June 30, 2024, 31,431,129 of the common stock equivalents were dilutive.

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

The Company generated operating losses in the three and six months ended June 30, 2024 and 2023, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the six months ended June 30, 2024, the Company had an operating loss of $4,531,039, cash flows used in continuing operations of $5,003,076, and a working capital deficit of $3,185,829. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of June 30, 2024, HWN had a cash balance in excess of provided insurance of $3,793,332.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the six months ended June 30, 2024 and 2023, no customers accounted for 10% or more of consolidated revenues or 10% or more of consolidated accounts receivable for either period.

The Company’s customers are all located within the domestic United States of America

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2024 and 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2024 and December 31, 2023 consisted of the following:

	Total fair value at June 30, 2024	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$122,000	$-	$-	$122,000

	Total fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$833,615	$-	$-	$833,615

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Refer to Note 10, Warrant Liabilities, for additional information.

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2024 and December 31, 2023, respectively, the Company had warrant liabilities of $122,000 and $833,615.

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

HWN Asset Purchase Agreement

On June 27, 2024, HWN entered into an asset purchase agreement with INNO4 LLC pursuant to which INNO4 LLC agreed to purchase certain assets of HWN related to the Company’s technology services business unit, for a base purchase price equal to $11,200,000, subject to adjustment as set forth in the agreement.

Upon closing, (i) $300,000 of the purchase price was deposited into escrow to satisfy HWN’s post-closing working capital adjustment obligations, if any, (ii) $75,000 of the purchase price was deposited into escrow to satisfy HWN’s post-closing indemnification obligations, if any, and (iii) $250,000 of the purchase price was deposited into escrow to satisfy performance revenue targets. This amount will be released to HWN if gross revenue of the technology services business unit related to the sold assets between July 1, 2024 and September 30, 2024 is greater than or equal to $3,756,675. If the revenue is below $3,756,675 but at least $3,000,000, 50% of the escrow amount will be released to HWN and 50% will be released to INNO4 LLC. If revenue is below $3,000,000, the full $250,000 will be released to INNO4 LLC.

The Company considered whether or not this transaction would cause the sold assets to qualify for discontinued operations treatment. The Company determined that the sale of the assets qualifies for discontinued operations treatment as of June 30, 2024 due to the size of their operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on sale of business unit of $7,950,773 to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Additionally, the operations of the assets had net loss and net income of $90,259 and $1,784,730, respectively, during the period of April 1, 2024 through June 27, 2024 and January 1, 2024 through June 27, 2024. These amounts are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment as of June 30, 2024 (refer to Note 18, Discontinued Operations, for additional detail). The operations of AWS PR and Tropical had net loss and net income of $213 and $4,608, respectively, during the three and six months ended June 30, 2024. These amounts are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

4.	Property and Equipment

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30	December 31
	2024	2023
Computers and office equipment	$187,008	$175,008
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	473,521	472,197
Machinery and equipment	838,800	838,800
Total	1,517,380	1,504,056

Less: accumulated depreciation	(604,055)	(477,763)

Equipment, net	$913,325	$1,026,293

During the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $126,292 and $78,718, respectively.

5.	Intangible Assets

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	Cost	Accumulated Amortization	Net carrying value at June 30, 2024	Net carrying value at December 31, 2023
Customer relationship and lists	$3,885,679	$(1,082,294)	$2,803,385	$3,007,702
Trade names	554,067	(154,591)	399,476	612,554

Total intangible assets	$4,439,746	$(1,236,885)	$3,202,861	$3,620,256

During the six months ended June 30, 2024 and 2023, the Company recorded amortization expense of $295,569 and $339,749, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2024	$221,988
2025	443,976
2026	443,976
2027	443,976
2028	443,976
Thereafter	1,204,969
Total	$3,202,861

6.	Related Party Transactions

Loans Payable to Related Parties

As of June 30, 2024 and December 31, 2023, the Company had outstanding the following loans payable to related parties:

	June 30,	December 31,
	2024	2023
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$136,346	$100,000
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025, net of debt discount of $0 and $10,968, respectively	253,529	154,032
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $25,297, respectively	-	44,703
Total	$389,875	$298,735

Less: Current portion of loans payable to related parties	(116,556)	(254,032)

Loans payable to related parties, net of current portion	$273,319	$44,703

Promissory note, Mark Porter, 9% interest, unsecured, matures December 31, 2025

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the 2021 merger transaction. The note was originally due on December 15, 2021 and bears interest at a rate of 9% per annum.

On December 15, 2021, this note matured and was due on demand.

On June 28, 2024, the Company and the holder of the note entered into an amendment whereby outstanding accrued interest was added to the principal balance and the due date of the note was changed to December 31, 2025. The updated principal amount is $136,346. Additionally, the Company is to begin making monthly payments of $3,393 in July 2024.

As June 30, 2024, the Company owed $136,346 pursuant to this agreement.

Convertible promissory note, Mark Porter, 12% interest, unsecured, matures December 31, 2025

On December 6, 2023, the Company issued to Mark Porter an unsecured promissory note in the aggregate principal amount of $165,000. The Company received cash of $150,000 and recorded a debt discount of $15,000. The interest on the outstanding principal due under the note accrues at a rate of 12% per annum. All outstanding principal and accrued interest under the note was due on February 5, 2024.

The note matured on February 5, 2024 and was due on demand.

On June 28, 2024, the Company and the holder of the note entered into an amendment whereby outstanding accrued interest and a penalty of $75,000 was added to the principal balance and the due date of the note was changed to December 31, 2025. The updated principal amount is $253,529. Additionally, the Company is to begin making monthly payments of $6,320 in July 2024.

As of June 30, 2024, the Company owed $253,529 pursuant to this note.

Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025

In connection with the Securities Purchase Agreement discussed in Note 8, Convertible Debentures, on September 25, 2023, the Company issued to Mark Porter a senior subordinated secured convertible promissory note in the aggregate principal amount of $70,000. The interest on the outstanding principal due under the note accrued at a rate of 18% per annum. All principal and accrued but unpaid interest under the note was due on March 25, 2025. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

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

During the six months ended June 30, 2024, the remaining principal balance of $70,000 was paid, along with accrued interest of $9,623. As a result of these payments, the amount owed at June 30, 2024 was $0. The Company recorded a loss on settlement of debt of $15,545 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

7.	Loans Payable

As of June 30, 2024 and December 31, 2023, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2024	2023
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025, net of debt discount of $18,949 and $23,040, respectively	$286,839	$623,118
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025, net of debt discount of $14,215 and $18,240, respectively	356,540	692,885
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025, net of debt discount of $22,052 and $26,786, respectively	246,737	630,092
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025, net of debt discount of $21,800 and $24,986, respectively	420,900	700,059
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $1,000	-	47,741
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $2,500	-	84,508
Total	$1,528,416	$2,995,803

Less: Current portion of loans payable	(1,432,666)	(2,995,803)

Loans payable, net of current portion	$95,750	$-

The Company’s loans payable have an effective interest rate range of 0.0% to 144.3%.

Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025

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

During June 2024, the Company and Cedar Advance LLC executed a settlement agreement and release whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $261,154. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025.

During the six months ended June 30, 2024, the Company paid $48,750 of the original balance under the agreement.

As of June 30, 2024, the Company owed $305,788 pursuant to this agreement and will record accretion equal to the debt discount of $18,949 over the remaining term of the note.

Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025

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

During June 2024, the Company and Pawn Funding executed a settlement agreement whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $251,471. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025.

During the six months ended June 30, 2024, the Company paid $48,750 of the original balance under the agreement.

As of June 30, 2024, the Company owed $370,755 pursuant to this agreement and will record accretion equal to the debt discount of $14,215 over the remaining term of the note.

Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025

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

During May 2024, the Company and Slate Advance LLC executed a forbearance and release agreement whereby the Company is to pay a total of $343,000 of principal and interest. This resulted in a net reduction of principal totaling $284,605. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. A payment of $50,000 was due in June 2024, with monthly payments of $16,278 due beginning in July 2024, and the new maturity date is December 1, 2025.

During the six months ended June 30, 2024, the Company paid $98,751 of the original balance under the agreement.

As of June 30, 2024, the Company owed $268,789 pursuant to this agreement and will record accretion equal to the debt discount of $22,052 over the remaining term of the note.

Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025

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

During June 2024, the Company and Meged Funding Group executed a settlement agreement whereby the Company is to pay a total of $525,000 of principal and interest. This resulted in a net reduction of principal totaling $232,120. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. A payment of $45,000 in due in July 2024, with monthly payments of $40,000 due beginning in August 2024, and the new maturity date is July 1, 2025.

During the six months ended June 30, 2024, the Company paid $47,040 of the original balance under the agreement.

As of June 30, 2024, the Company owed $442,700 pursuant to this agreement and will record accretion equal to the debt discount of $21,800 over the remaining term of the note.

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

During the six months ended June 30, 2024, the Company paid $48,741 of the original balance under the agreement. As a result of these payments, the amount owed at June 30, 2024 was $0.

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

During the six months ended June 30, 2024, the Company paid $87,008 of the original balance under the agreement. As a result of these payments, the amount owed at June 30, 2024 was $0.

Future receivables financing agreements with J.J. Astor & Co., non-interest bearing, matures March 6, 2025

The Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an several bridge loan agreements with J.J. Astor &Co., dated May 9, 2024 (Loan #1), May 16, 2024 (Loan #2), and May 23, 2024 (Loan #3). Under these loan agreements, the Financing Parties issued warrants to J.J. Astor & Co., Warrant #1 dated May 9, 2024 to purchase 2,700,000 shares at an exercise price of $0.056 per share, Warrant #2 dated May 16, 2024 to purchase 5,500,000 shares at an exercise price of $0.04 per share, and Warrant #3 dated May 23, 2024 to purchase 4,060,000 shares at am exercise price of $0.05 per share. The Company received cash of $144,000 for Loan #1, $208,320 for Loan #2, and $180,907 for Loan #3.

Pursuant to the terms of the agreements, the Company agreed to pay J.J. Astor & Co. $5,625.00 each week for Loan #1, $8,348 for Loan #2, and $6,851 for Loan #3, including interest, a period J.J. Astor & Co. and the Financing Parties estimated to be approximately 40 weeks for each loan agreement.

The Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into a Senior Loan Agreement with J.J. Astor & Co., dated May 29, 2024. Under this Senior Loan Agreement, the Financing Parties collectively paid off the three previous short term notes aggregating $813,389 made by J.J. Astor & Co. to the company in May 2024. The Company received net cash of $1,609,593.

Pursuant to the terms of the Senior Loan Agreement, the Company agreed to pay J.J. Astor & Co. $87,750 each week, including interest, a period J.J. Astor & Co. and the Financing Parties estimated to be approximately 40 weeks for the Senior Loan Agreement.

During June 2024, the Company and J.J. Astor & Co. executed a payoff agreement and release whereby the Company was to pay a total of $3,510,000 of principal and interest. This resulted in a reduction of principal (Early Pay Discount) totaling $338,000. The Senior Loan Agreement was settled in full as of June 30, 2024 using proceeds from the sale of HWN’s technology services business unit (refer to Note 3, Recent Subsidiary Activity, for additional detail).

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

As of June 30, 2024, the Company owed $217,400 pursuant to this agreement.

8.	Convertible Debentures

As of June 30, 2024 and December 31, 2023, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2024	2023
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $159,659 and $282,945, respectively	$540,341	$417,055
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures November 15, 2024, net of debt discount of $5,264	94,143	-
Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note, James Marsh, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2024	-	23,894
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $142,266 and $181,894, respectively	-	268,106
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $272,148 and $407,890, respectively	-	36,555
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $137,889 and $206,666, respectively	-	15,556
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025, net of debt discount of $254,085	-	-
Total	$634,484	$1,011,166

Less: Current portion of convertible debentures, net of debt discount/premium	(634,484)	(326,005)

Convertible debentures, net of current portion, net of debt discount	$-	$685,161

The Company’s convertible debentures have an effective interest rate range of 41.6% to 51.2%.

Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, due on demand

On June 15, 2021 the Company issued to Jeffrey Gardner an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

The interest on the outstanding principal due under the note accrued at a rate of 6% per annum. All principal and accrued but unpaid interest under the note was originally due on September 15, 2021. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.075 per share.

On September 15, 2021, this note matured and was due on demand. Additionally, the interest rate increased to 18% per annum.

During the six months ended June 30, 2024, the remaining principal balance of $125,000 was paid, along with accrued interest of $84,982. As a result of these payments, the amount owed at June 30, 2024 was $0.

Convertible promissory note, James Marsh, 18% interest, unsecured, due on demand

On June 15, 2021 the Company issued to James Marsh an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

The interest on the outstanding principal due under the note accrued at a rate of 6% per annum. All principal and accrued but unpaid interest under the note was originally due on September 15, 2021. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.075 per share.

On September 15, 2021, this note matured and was due on demand. Additionally, the interest rate increased to 18% per annum.

During the six months ended June 30, 2024, the remaining principal balance of $125,000 was paid, along with accrued interest of $84,982. As a result of these payments, the amount owed at June 30, 2024 was $0.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrued at 10% per annum. All principal and accrued but unpaid interest under the note were originally due on August 31, 2022. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option did not qualify for derivative accounting. As a result of the conversion price being fixed at $0.06, the note had a conversion premium of $58,349, and the fair value of the note was $19,000.

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

During the six months ended June 30, 2024, the remaining principal balance of $23,894 was paid, along with accrued interest of $11,248. As a result of these payments, the amount owed at June 30, 2024 was $0.

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

As of June 30, 2024, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 12,200,000 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of June 30, 2024, the placement agent had received an aggregate of 854,000 warrants.

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

As of June 30, 2024, the Company owed $700,000 pursuant to this note and will record accretion equal to the debt discount of $159,659 over the remaining term of the note.

Convertible promissory note, Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025

On September 25, 2023, the Company issued to Kings Wharf Opportunities Fund, LP a senior subordinated secured convertible promissory note in the aggregate principal amount of $450,000. The Company received cash of $430,513 and recorded a debt discount of $19,487. The interest on the outstanding principal due under the note accrued at a rate of 18% per annum. All principal and accrued but unpaid interest under the note were due on March 25, 2025. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

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

During the six months ended June 30, 2024, the remaining principal balance of $450,000 was paid, along with accrued interest of $1,110. As a result of these payments, the amount owed at June 30, 2024 was $0. The Company recorded a loss on settlement of debt of $109,462 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

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

As of June 30, 2024, the Company had issued an aggregate of $1,016,667 of principal, an aggregate of 2,159,850 commitment shares, an aggregate of 2,439,999 First Warrants, and an aggregate of 16,944,443 Second Warrants to debt holders in connection with the agreement.

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

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024

On December 7, 2023, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $444,445. The Company received cash of $357,000, net of legal fees of $43,000, which resulted in an original issue discount of $44,445. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. Under the terms of the agreement the Company was to begin paying accrued interest on March 7, 2024 and principal on June 7, 2024, with all remaining amounts under the note due on December 7, 2024. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

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

On January 1, 2024, $66,667 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024.

During the six months ended June 30, 2024, the remaining principal balance of $511,111 was paid, along with accrued interest of $38,831. As a result of these payments, the amount owed at June 30, 2024 was $0. The Company recorded a loss on settlement of debt of $136,267 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $402,807 which is included in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024

On December 11, 2023, the Company issued to FirstFire Global Opportunities Fund, LLC a senior convertible promissory note in the aggregate principal amount of $222,222. The Company received cash of $178,500, net of legal fees of $21,500, which resulted in an original issue discount of $22,222. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. Under the terms of the agreement the Company was to begin paying accrued interest on March 11, 2024 and principal on June 11, 2024, with all remaining amounts under the note due on December 11, 2024. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

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

On January 1, 2024, $33,333 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024.

During the six months ended June 30, 2024, the remaining principal balance of $255,555 was paid, along with accrued interest of $21,350. As a result of these payments, the amount owed at June 30, 2024 was $0. The Company recorded a loss on settlement of debt of $69,042 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $201,404 which is included in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025

On January 11, 2024, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $350,000. The Company received cash of $281,150, net of legal fees of $33,850, resulting in an original issue discount of $35,000. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. Under the terms of the agreement the Company was to begin paying accrued interest on April 11, 2024 and principal on July 11, 2024, with all remaining amounts under the note due on January 11, 2025. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

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

On January 11, 2024, the Company issued 743,555 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $56,286.

The warrants qualified for warrant liability accounting under ASC 480 “Distinguishing Liabilities from Equity”. The initial fair value of the warrants was $439,600, which resulted in an additional debt discount of $182,782 and warrant expense of $256,818, which was recorded on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024.

A total of $56,279 was recorded to additional paid-in capital in connection with the issuance of debt and warrants.

During the six months ended June 30, 2024, the remaining principal balance of $350,000 was paid, along with accrued interest of $25,434. As a result of these payments, the amount owed at June 30, 2024 was $0. The Company recorded a loss on settlement of debt of $145,360 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $317,211 which is included in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

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

During the six months ended June 30, 2024, the Company paid $78,843 of the original balance under the agreement.

As of June 30, 2024, the Company owed $99,407 pursuant to this note and will record accretion equal to the debt discount of $5,264 over the remaining term of the note.

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

During the six months ended June 30, 2024, the Company paid $257,578 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the six months ended June 30, 2024, the Company received an aggregate of $6,673,090 and repaid an aggregate of $8,034,746.

The Company owed $0 under the agreement as of June 30, 2024 and the Company will receive no further amounts from Bay View Funding.

10.	Warrant Liabilities

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

During the six months ended June 30, 2024, in connection with the related notes being paid off in full, the Second Warrants were canceled and extinguished, resulting in a gain on extinguishment of warrant liabilities of $921,422 on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the six months ended June 30, 2024:

June 30,
2024
Balance at the beginning of the period	$833,615
Issuance of warrants	439,600
Change in fair value of warrant liabilities	(229,793)
Return of warrants	(921,422)
Balance at the end of the period	122,000

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2024	195%	4.33%	0%	4.44 - 4.53
At December 31, 2023	221 - 222%	4.11 - 4.25%	0%	4.94 - 4.95

11.	Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

12.	Preferred Stock

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

As of June 30, 2024, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of June 30, 2024, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the consolidated balance sheet.

13.	Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $122,000 and $833,615 as of June 30, 2024 and December 31, 2023, respectively. This amount is included in warrant liabilities on the unaudited condensed consolidated balance sheet. The weighted-average remaining life on the share purchase warrants as of June 30, 2024 was 2.7 years. The weighted-average remaining life on the stock options as of June 30, 2024 was 4.3 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at June 30, 2024 were subject to vesting terms.

During June 2024, current employees of the Company with outstanding underwater stock options were given the option of returning the existing options in exchange for new options with an exercise price based on the closing price on the date of the election. The exchanged options were considered canceled. The effective date of the election was June 21, 2024.

The following table summarizes the activity of share purchase warrants for the period of January 1, 2024 through June 30, 2024:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2023	39,076,249	$0.09	$738,889
Granted	19,479,182	0.04	409,237
Exercised	-	-
Expired/forfeited	(16,944,443)	0.001	-
Outstanding at June 30, 2024	41,610,988	$0.10	$86,617
Exercisable at June 30, 2024	41,610,988	$0.10	$86,617

As of June 30, 2024, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	0.46
400,000	0.25	12/14/2021	12/14/2024	0.46
12,500,000	0.10	11/18/2022	11/18/2027	3.39
7,000,000	0.15	9/25/2023	9/25/2028	4.24
4,500,000	0.15	9/25/2023	9/25/2028	4.24
700,000	0.15	9/25/2023	9/25/2028	4.24
854,000	0.15	9/25/2023	9/25/2028	4.24
1,066,666	0.125	12/7/2023	12/7/2028	4.44
140,760	0.125	12/7/2023	12/7/2028	4.44
533,333	0.125	12/11/2023	12/11/2028	4.45
70,380	0.125	12/11/2023	12/11/2028	4.45
840,000	0.125	1/11/2024	1/11/2029	4.54
110,849	0.125	1/11/2024	1/11/2029	4.54
2,700,000	0.0556	5/9/2024	5/9/2029	4.86
5,500,000	0.04	5/16/2024	5/16/2029	4.88
4,060,000	0.05	5/23/2024	5/23/2029	4.90
435,000	0.0451	5/24/2024	5/24/2029	4.90
41,610,988

The following table summarizes the activity of stock options for the period of January 1, 2024 through June 30, 2024:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2023	26,514,617	$0.18	$-
Issued	22,305,393	0.05	-
Exercised	-	-	-
Canceled/expired/forfeited	(19,958,754)	0.15	-
Outstanding at June 30, 2024	28,861,556	$0.10	$168,274
Exercisable at June 30, 2024	19,364,151	$0.13	$94,119

As of June 30, 2024, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	1.65
3,385,746	0.25	8/18/2021	8/18/2026	2.13
185,254	0.54	11/3/2021	11/3/2026	2.35
120,128	0.19	3/21/2022	3/21/2027	2.72
95,238	0.11	5/16/2022	5/16/2027	2.88
120,000	0.09	9/28/2022	9/28/2027	3.25
600,000	0.30	2/8/2023	2/8/2026	1.61
934,782	0.12	2/27/2023	2/27/2028	3.66
378,271	0.11	5/30/2023	5/30/2028	3.92
265,957	0.12	7/18/2023	7/18/2028	4.05
378,721	0.07	10/24/2023	10/24/2028	4.32
21,436,129	0.05	6/21/2024	6/21/2029	4.98
28,861,556

The remaining stock-based compensation expense on unvested stock options was $248,547 as of June 30, 2024.

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Operating lease assets	$226,763	$277,995

Operating lease liabilities:
Current operating lease liabilities	96,853	89,318
Long term operating lease liabilities	134,995	190,989
Total operating lease liabilities	$231,848	$280,307

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the six months ended June 30, 2024 and 2023, the Company recognized operating lease expense of $57,334 and $66,921, respectively. Operating lease costs are included within general and administrative expenses on the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, short-term lease costs were $0 and $31,754, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $54,561 and $64,722, respectively, for the six months ended June 30, 2024 and 2023. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the six months ended June 30, 2024 and 2023, the Company reduced its operating lease liabilities by $48,459 and $67,021, respectively, for cash paid.

The operating lease liabilities as of June 30, 2024 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 2.1 years. Remaining lease payments as of June 30, 2024 are as follows:

Year ending December 31,
2024	56,834
2025	116,965
2026	70,179
Total lease payments	243,978
Less: imputed interest	(12,130)
Total	$231,848

15.	Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the six months ended June 30, 2024 and 2023).

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

16.	Segment Disclosures

During the six months ended June 30, 2024 and 2023, the Company had three operating segments including:

●	Cybersecurity, which is comprised of HWN and OCL.

●	SVC, which consists of the Company’s SVC subsidiary.

●	Corporate, which consists of the rest of the Company’s operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates all reporting segments in one geographical area (the United States).

Financial statement information by operating segment for the three and six months ended June 30, 2024 is presented below:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$1,046,566	$891,052	$1,937,618	$-	$2,092,394	$1,906,727	$3,999,121
Operating (loss) income	(350,752)	(2,528,811)	(124,151)	(3,003,714)	(632,174)	(3,776,150)	(122,715)	(4,531,039)
Interest expense	190,839	553,198	-	744,037	351,659	635,414	-	987,073
Depreciation and amortization	-	92,028	141,495	233,523	-	150,389	271,472	421,861
Total assets as of June 30, 2024	14,865	6,077,956	5,836,386	11,929,207	14,865	6,077,956	5,836,386	11,929,207

Financial statement information by operating segment for the three and six months ended June 30, 2023 is presented below:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$840,683	$858,859	$1,699,542	$-	$1,967,386	$1,681,254	$3,648,640
Operating loss	(653,221)	(2,011,100)	(132,978)	(2,797,299)	(1,723,399)	(2,808,769)	(247,332)	(4,779,500)
Interest expense	34,820	367,581	-	402,401	217,306	370,747	-	588,053
Depreciation and amortization	-	63,903	150,840	214,743	-	114,210	301,680	415,890
Total assets as of December 31, 2023	14,929	4,990,874	5,825,951	10,831,754	14,929	4,990,874	5,825,951	10,831,754

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$4,785,325	$(4,141,995)	$4,370,887	$(3,973,686)

Denominator
Weighted average common shares outstanding, basic	240,620,455	232,300,415	240,579,600	214,984,254
Effect of dilutive securities	31,431,129	-	31,431,129	-
Weighted average common shares outstanding, diluted	272,051,584	232,300,415	272,010,729	214,984,254

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.03	$0.00	$0.04	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.02)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.03	$0.00	$0.04	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.02)

18.	Discontinued Operations

On March 6, 2023, HWN divested the ADEX Entities. The divestiture of the ADEX Entities qualified for discontinued operations treatment.

The results of operations of the ADEX Entities have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023.

On June 27, 2024, HWN sold the assets of its technology services business unit. The operations of the sold business unit qualified for discontinued operations treatment.

The assets and liabilities of the sold business unit as of December 31, 2023 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of the sold business unit have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

In connection with the sale of HWN’s technology services business unit, the Company is now subject to a non-compete which precludes it from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries qualify for discontinued operations treatment.

The assets and liabilities of AWS PR and Tropical as of June 30, 2024 and December 31, 2023 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of AWS PR and Tropical have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

The following table shows the balance of the Company’s discontinued operations as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Current assets:
Cash	$-	$5,075
Accounts receivable	-	1,623,936
Current assets of discontinued operations	$-	$1,629,011

Current liabilities:
Accounts payable and accrued liabilities	$505,782	$1,227,529
Contract liabilities	-	301,757
Current liabilities of discontinued operations	$505,782	$1,529,286

The following table shows the statement of operations for the Company’s discontinued operations for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,969,052	$4,240,524	$7,558,530	$12,456,597

Operating expenses:
Cost of revenues	1,103,457	2,164,313	4,132,178	9,535,960
Depreciation and amortization	-	1,104	-	2,577
Salaries and wages	686,566	1,111,956	1,136,044	2,400,082
General and administrative	269,288	385,545	505,578	589,114
Total operating expenses	2,059,311	3,662,918	5,773,800	12,527,733

(Loss) income from operations	(90,259)	577,606	1,784,730	(71,136)

Other income (expenses):
Gain on sale of business unit	7,950,773	-	7,950,773	-
Other income	-	-	1,500	-
Gain (loss) on disposal of subsidiary	-	-	-	(1,336,789)
Exchange loss	-	-	-	(923)
Total other income (expense)	7,950,773	-	7,952,273	(1,337,712)

Pre-tax income (loss) from discontinued operations	7,860,514	577,606	9,737,003	(1,408,848)

Provision for income taxes	-	-	-	-

Net income (loss) from discontinued operations, net of tax	$7,860,514	$577,606	$9,737,003	$(1,408,848)

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

Description of Business

Business Overview

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN”) was incorporated in Delaware on January 20, 2017. HWN is a global provider of managed cybersecurity and managed networks delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment. HWN has continuously operated under the High Wire Networks brand for more than 20 years.

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

On June 27, 2024, HWN entered into an asset purchase agreement with INNO4 LLC pursuant to which INNO4 LLC agreed to purchase certain assets of HWN related to our technology services business unit. Additionally, the asset purchase agreement includes a non-compete which precludes our company from operating businesses similar to that of AWS PR and Tropical.

Our SVC subsidiary is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers.

We provide the following category of offerings to our customers:

●	Security: High Wire’s award-winning Overwatch Managed Security offers organizations end-to-end protection for networks, data, endpoints, and users via multiyear recurring revenue contracts in this fast-growing technology segment. This segment is nearly 100% recurring revenue with multi-year contracts. Overwatch delivers services through Managed Service Providers (MSPs), strategic partnerships and alliances, Value Added Resellers (VARs), Distributors, and Network Service Providers.

Our Operating Units

Our company is comprised of the following:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Cybersecurity, all network managed services, all managed services performed under a Statement of Work (SoW), and our SVC revenue.

Results of Operations for the Three-Month Periods Ended June 30, 2024 and 2023

Our operating results for the three-month periods ended June 30, 2024 and 2023 are summarized as follows:

	For the three months ended
	June 30,
Statement of Operations Data:	2024	2023

Revenue	$1,937,618	$1,699,542
Operating expenses	4,941,332	4,496,841
Loss from operations	(3,003,714)	(2,797,299)
Total other expense	(71,475)	(1,922,302)
Net income from discontinued operations, net of tax	7,860,514	577,606
Net income (loss) attributable to common shareholders	4,785,325	(4,141,995)

Revenues

Our revenue increased from $1,699,542 for the three months ended June 30, 2023 to $1,937,618 for the three months ended June 30, 2024, an increase of $238,076. Additionally, there was an improvement in gross profit (revenue minus cost of revenue) of $358,825. The improvement in the gross profit as a percentage of revenue from 25% for the three months ended June 30, 2023 to 41% for the three months ended June 30, 2024 was primarily related to an improvement in more cost-efficient software provider contracts as well as efficiencies resultant in a larger install base.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements with our channel partner managed service providers (“MSPs”). Most MSPs have multiple sub-agreements with us supporting their end-customer base. Contract terms with MSPs are typically three-year agreements.

Operating Expenses

During the three months ended June 30, 2024, our operating expenses were $4,941,332, compared to $4,496,841 for the same period of 2023. The increase of $444,491 is primarily related to an $829,077 increase in salaries and wages due to increasing personnel costs as we increase investment in our cybersecurity business, as well as bonuses related to meeting certain strategic objectives. This increase was partially offset by a decrease of $282,617 in general and administrative expenses due to certain cost cutting measures.

Other Expense

During the three months ended June 30, 2024, we had other expense of $71,475, compared to $1,922,302 for the same period of 2023. The decrease of $1,850,827 is primarily related to one time liquidated damages related to escrow shares of $1,222,000 in the 2023 period along with a gain on extinguishment of warrant liabilities of $921,422 and a gain on settlement of debt of $219,330 in the 2024 period. These changes were partially offset by an increase in interest expense of $341,636 in the 2024 period compared to the same period of 2023.

Net Income from Discontinued Operations, Net of Tax

For the three months ended June 30, 2024, we had net income from discontinued operations, net of tax of $7,860,514, compared to $577,606 in the same period of 2023. The 2024 period included a loss from operations of $90,259 and the gain on sale of business unit of $7,950,773, while the 2023 period included income from operations of $577,606.

Net Income (Loss)

For the three months ended June 30, 2024, we had net income attributable to High Wire Networks, Inc. common shareholders of $4,785,325, compared to a net loss of $4,141,995 in the same period of 2023.

Results of Operations for the Six-Month Periods Ended June 30, 2024 and 2023

Our operating results for the six-month periods ended June 30, 2024 and 2023 are summarized as follows:

	For the six months ended
	June 30,
Statement of Operations Data:	2024	2023

Revenue	$3,999,121	$3,648,640
Operating expenses	8,530,160	8,428,140
Loss from operations	(4,531,039)	(4,779,500)
Total other (expense) income	(835,077)	2,214,662
Net income (loss) from discontinued operations, net of tax	9,737,003	(1,408,848)
Net income (loss) attributable to common shareholders	4,370,887	(3,973,686)

Revenues

Our revenue increased from $3,648,640 for the six months ended June 30, 2023 to $3,999,121 for the six months ended June 30, 2024, an increase of $350,481. Additionally, there was an improvement in gross profit (revenue minus cost of revenue) of $709,233. The improvement in the gross profit as a percentage of revenue from 28% for the six months ended June 30, 2023 to 43% for the six months ended June 30, 2024 was primarily related to an improvement in more cost-efficient software provider contracts as well as efficiencies resultant in a larger install base..

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements with our channel partner managed service providers (“MSPs”). Most MSPs have multiple sub-agreements with us supporting their end-customer base. Contract terms with MSPs are typically three-year agreements.

Operating Expenses

During the six months ended June 30, 2024, our operating expenses were $8,530,160, compared to $8,428,140 for the same period of 2023. The increase of $102,020 is primarily related to a $1,444,406 increase in salaries and wages due to increasing personnel costs as we increase investment in our cybersecurity business, as well as bonuses related to meeting certain strategic objectives. This increase was partially offset by a decrease of $989,605 in general and administrative expenses due to certain cost cutting measures.

Other (Expense) Income

During the six months ended June 30, 2024, we had other expense of $835,077, compared to other income of $2,214,662 for the same period of 2023. The change of $3,049,739 is primarily related to a gain on change in fair value of derivative liabilities of $3,140,404 and a gain on extinguishment of derivatives of $1,692,232 during the 2023 period. These changes were partially offset by one time liquidated damages related to escrow shares of $1,222,000 in the 2023 period along with a gain on extinguishment of warrant liabilities of $921,422 and a gain on settlement of debt of $219,330 during the 2024 period.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended June 30, 2024, we had net income from discontinued operations, net of tax of $9,737,003, compared to a net loss from discontinued operations, net of tax of $1,408,848 in the same period of 2023. The 2024 period included income from operations of $1,784,730, the gain on sale of business unit of $7,950,773, and other income of $1,500, while the 2023 period included income from operations of $26,467, the loss on disposal of subsidiary of $1,434,392, and an exchange loss of $923.

Net Income (Loss)

For the six months ended June 30, 2024, we had net income attributable to High Wire Networks, Inc. common shareholders of $4,370,887, compared to a net loss of $3,973,686 in the same period of 2023.

Liquidity and Capital Resources

As of June 30, 2024, our total current assets were $5,773,440 and our total current liabilities were $8,959,269, resulting in a working capital deficit of $3,185,829, compared to a working capital deficit of $9,915,819 as of December 31, 2023.

We have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the six months ended
	June 30,
	2024	2023

Net cash used in operating activities	$(2,350,561)	$(4,848,206)
Net cash provided by investing activities	$9,766,983	$50,000
Net cash (used in) provided by financing activities	$(3,559,394)	$5,407,058
Change in cash	$3,857,028	$608,852

For the six months ended June 30, 2024, cash increased $3,857,028, compared to an increase in cash of $608,852 for the same period of 2023.

As of June 30, 2024, we had cash of $4,185,310 compared to $328,282 as of December 31, 2023.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

High Wire Networks, Inc.

Date: August 23, 2024	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: August 23, 2024	By:	/s/ Curtis E. Smith
Curtis E. Smith
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer