Form 10-Q/A
period 2024-06-30
HIGH WIRE NETWORKS, INC.
filed 2024-11-22
CIK 1413891

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

Explanatory Note

Restatement of Unaudited Condensed Consolidated Financial Statements

The Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 23, 2024 (the “Original Form 10-Q”):

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

The errors leading to this misstatement relate to the settlement agreements that took place during the quarter as discussed in the Loans Payable note which was accounted for under ASC 470-60 “Troubled debt restructuring. The Company did not properly account for the related fees owed to a consultant for negotiating the settlements. The effect of the errors is that the Company recorded an additional loss on settlement of debt for the three and six months ended June 30, 2024 of $686,390, with additional accounts payable of $536,906 and additional loans payable of $149,484 outstanding as of that date. The Company also reclassified certain operating expenses between general and administrative and salaries and wages which was unrelated to the errors.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

Page
Number

Condensed consolidated balance sheets as of June 30, 2024 (unaudited) (as restated) and December 31, 2023	2

Condensed consolidated statements of operations for the six months ended June 30, 2024 (as restated) and 2023 (unaudited) (as restated)	3

Condensed consolidated statements of stockholders’ equity (deficit) for the six months ended June 30, 2024 (as restated) and 2023 (unaudited) (as restated)	4

Condensed consolidated statements of cash flows for the six months ended June 30, 2024 (as restated) and 2023 (unaudited)(as restated)	5

Notes to unaudited condensed consolidated financial statements	6

High Wire Networks, Inc.

Condensed consolidated balance sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash	$4,185,310	$328,282
Accounts receivable, net of allowances of $71,647 and $81,359, respectively, and unbilled revenue of $73,000 and $99,916, respectively	1,374,335	670,388
Prepaid expenses and other current assets	213,795	117,030
Current assets of discontinued operations	-	1,629,011
Total current assets	5,773,440	2,744,711

Property and equipment, net of accumulated depreciation of $604,055 and $477,763, respectively	913,325	1,026,293
Goodwill	1,812,818	3,162,499
Intangible assets, net of accumulated amortization of $1,236,885 and $2,350,059, respectively	3,202,861	3,620,256
Operating lease right-of-use assets	226,763	277,995
Total assets	$11,929,207	$10,831,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	6,222,904	5,189,996
Contract liabilities	364,930	80,819
Current portion of loans payable to related parties, net of debt discount of $0 and $10,968, respectively	116,556	254,032
Current portion of loans payable, net of debt discount of $0 and $96,552, respectively	1,540,233	2,995,803
Current portion of convertible debentures, net of debt discount of $164,923 and $614,556, respectively	634,484	326,005
Factor financing	-	1,361,656
Warrant liabilities	122,000	833,615
Operating lease liabilities, current portion	96,853	89,318
Current liabilities of discontinued operations	505,782	1,529,286
Total current liabilities	9,603,742	12,660,530

Long-term liabilities:
Loans payable to related parties, net of current portion, net of debt discount of $0 and $25,297, respectively	273,319	44,703
Loans payable, net of current portion	137,667	-
Convertible debentures, net of current portion, net of debt discount of $0 and $464,839, respectively	-	685,161
Operating lease liabilities, net of current portion	134,995	190,989
Total long-term liabilities	545,981	920,853

Total liabilities	10,149,723	13,581,383

Commitments and contingencies (Note 15)

Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Total mezzanine equity	-	-

Stockholders’ equity (deficit):
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 240,620,455 and 239,876,900 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,406	2,399
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of June 30, 2024 and December 31, 2023	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of June 30, 2024 and December 31, 2023	4,869,434	4,869,434
Additional paid-in capital	32,022,974	31,178,365
Accumulated deficit	(42,860,973)	(46,545,470)
Total stockholders’ equity (deficit)	1,779,484	(2,749,629)

Total liabilities and stockholders’ equity (deficit)	$11,929,207	$10,831,754

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(As restated)		(As restated)
Revenue	$1,937,618	$1,699,542	$3,999,121	$3,648,640

Operating expenses:
Cost of revenue	1,146,444	1,267,193	2,268,462	2,627,214
Depreciation and amortization	233,523	214,743	421,861	415,890
Salaries and wages	2,031,484	1,183,807	3,351,703	1,888,697
General and administrative	1,529,881	1,831,098	2,488,134	3,496,339
Total operating expenses	4,941,332	4,496,841	8,530,160	8,428,140

Loss from operations	(3,003,714)	(2,797,299)	(4,531,039)	(4,779,500)

Other income (expense):
Interest expense	(744,037)	(402,401)	(987,073)	(588,053)
Amortization of debt discounts	(423,876)	(328,828)	(856,810)	(837,392)
Warrant expense	(19,140)	-	(233,877)	-
(Loss) gain on change in fair value of warrant liabilities	(12,200)	-	229,793	-
Loss on settlement of debt	(467,060)	-	(467,060)	-
Exchange loss	(12,974)	(6,573)	(27,862)	(8,029)
Gain on extinguishment of warrant liabilities	921,422	-	921,422	-
Penalty fee	-	-	(100,000)	-
Liquidated damages related to escrow shares	-	(1,222,000)	-	(1,222,000)
Gain on change in fair value of derivative liabilities	-	-	-	3,140,404
Gain on extinguishment of derivatives	-	-	-	1,692,232
Other income	-	37,500	-	37,500
Total other (expense) income	(757,865)	(1,922,302)	(1,521,467)	2,214,662

Net loss from continuing operations before income taxes	(3,761,579)	(4,719,601)	(6,052,506)	(2,564,838)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(3,761,579)	(4,719,601)	(6,052,506)	(2,564,838)

Net income (loss) from discontinued operations, net of tax	7,860,514	577,606	9,737,003	(1,408,848)

Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$4,098,935	$(4,141,995)	$3,684,497	$(3,973,686)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.04	0.00	$0.04	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.02)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.03	0.00	$0.03	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.01	$(0.02)

Weighted average common shares outstanding
Basic	240,620,455	232,300,415	240,579,600	214,984,254
Diluted	272,051,584	232,300,415	272,010,729	214,984,254

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	For the six months ended June 30, 2024 (as restated)
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-	Accumulated
	Shares	$	Shares	$	Shares	$	in capital	Deficit	Total
Balances, January 1, 2024	239,876,900	$2,399	943	$7,745,643	311	$4,869,434	$31,178,365	$(46,545,470)	$(2,749,629)

Issuance of common stock and warrants upon issuance of debt	743,555	7	-	-	-	-	56,279	-	56,286
Stock-based compensation	-	-	-	-	-	-	136,100	-	136,100
Net Loss for the period	-	-	-	-	-	-	-	(414,438)	(414,438)

Ending balance, March 31, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$31,370,744	$(46,959,908)	$(2,971,681)

Issuance of warrants	-	-	-	-	-	-	353,484	-	353,484
Stock-based compensation	-	-	-	-	-	-	298,746	-	298,746
Net income for the period	-	-	-	-	-	-	-	4,098,935	4,098,935

Ending balance, June 30, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$32,022,974	$(42,860,973)	$1,779,484

	For the six months ended June 30, 2023
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-	Accumulated
	Shares	$	Shares	$	Shares	$	in capital	deficit	Total
Balances, January 1, 2023	164,488,370	$1,645	-	$-	-	$-	$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-	-	-	-	722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-	-	-	-	3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-	-	-	-	1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-	-	-	-	242,172	-	242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-	-	-	-	285,791	-	285,791
Net income for the period	-	-	-	-	-	-	-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

Issuance of common stock pursuant to PIPE transaction	1,100,000	11	-		-		74,989	-	75,000
Issuance of common stock upon conversion of Series D preferred stock	8,295,455	83	(182)	(1,499,819)	-		1,499,736	-	-
Issuance of common stock upon conversion of Series E preferred stock	681,818	7			(15)	(235,224)	235,217	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Stock-based compensation	-	-	-		-		334,946	-	334,946
Liquidated damages related to escrow shares	-	-	-		-		1,222,000	-	1,222,000
Net loss for the period	-	-	-		-		-	(4,141,995)	(4,141,995)

Ending balance, June 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$29,824,928	$(36,033,156)	$6,409,228

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
	(As restated)
Cash flows from operating activities:
Net loss from continuing operations	$(6,052,506)	$(2,564,838)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of discounts on convertible debentures and loans payable	856,810	837,392
Depreciation and amortization	421,861	415,890
Amortization of operating lease right-of-use assets	51,232	49,074
Stock-based compensation related to stock options	434,846	620,737
Gain on change in fair value of warrant liabilities	(229,793)	-
Warrant expense	233,877	-
Penalty fee	100,000	-
Loss on settlement of debt	467,060	-
Gain on extinguishment of warrant liabilities	(921,422)	-
Gain on change in fair value of derivative liabilities	-	(3,140,404)
Stock-based compensation related to third-party vendors	-	242,200
Gain on extinguishment of derivatives	-	(1,692,232)
Liquidated damages related to escrow shares	-	1,222,000
Loss on disposal of subsidiary	-	1,434,392
Changes in operating assets and liabilities:
Accounts receivable	(2,224,013)	(502,757)
Prepaid expenses and other current assets	(121,140)	539,694
Accounts payable and accrued liabilities	1,031,330	(673,396)
Contract liabilities	997,241	488,768
Operating lease liabilities	(48,459)	(63,524)
Net cash used in operating activities of continuing operations	(5,003,076)	(2,787,004)
Net cash provided by (used in) operating activities of discontinued operations	2,652,515	(2,061,202)
Net cash used in operating activities	(2,350,561)	(4,848,206)

Cash flows from investing activities:
Cash received from sale of technology services business unit	9,780,307	-
Purchase of fixed assets	(13,324)	-
Cash received in connection with disposal of JTM	-	50,000
Net cash provided by investing activities	9,766,983	50,000

Cash flows from financing activities:
Repayments of loans payable to related parties	(70,000)	-
Proceeds from loans payable	2,676,047	5,145,400
Repayments of loans payable	(3,315,532)	(3,158,138)
Proceeds from convertible debentures	431,150	-
Repayments of convertible debentures	(1,919,403)	-
Proceeds from factor financing	6,673,090	6,040,098
Repayments of factor financing	(8,034,746)	(5,822,794)
Securities Purchase Agreement proceeds	-	3,500,000
Net cash (used in) provided by financing activities of continuing operations	(3,559,394)	5,704,566
Net cash used in financing activities of discontinued operations	-	(297,508)
Net cash (used in) provided by financing activities	(3,559,394)	5,407,058

Net increase in cash	3,857,028	608,852

Cash, beginning of period	328,282	542,078

Cash, end of period	$4,185,310	$1,150,930

Supplemental disclosures of cash flow information:
Cash paid for interest	$632,149	$389,778
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$58,250	$694,600
Issuance of common stock and warrants upon issuance of debt	$56,286	$-
Common stock issued for conversion of Series A preferred stock	$-	$722,098
Common stock issued for conversion of Series D preferred stock	$-	$2,945,039
Common stock issued for conversion of Series E preferred stock	$-	$235,224

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

The Company generated operating losses in the three and six months ended June 30, 2024 and 2023, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the six months ended June 30, 2024, the Company had an operating loss of $4,531,039, cash flows used in continuing operations of $5,003,076, and a working capital deficit of $3,830,302. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

7.	Loans Payable

As of June 30, 2024 and December 31, 2023, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2024	2023
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $23,040, respectively	$343,750	$623,118
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $18,240, respectively	343,750	692,885
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025, net of debt discount of $0 and $26,786, respectively	293,000	630,092
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025, net of debt discount of $0 and $24,986, respectively	480,000	700,059
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $1,000	-	47,741
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $2,500	-	84,508
Total	$1,677,900	$2,995,803

Less: Current portion of loans payable	(1,540,233)	(2,995,803)

Loans payable, net of current portion	$137,667	$-

The Company’s loans payable have an effective interest rate of 0.0%.

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

During June 2024, the Company and Cedar Advance LLC executed a settlement agreement and release whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $261,154. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $123,867 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $180,778 was recorded to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 was a gain on settlement of debt of $80,376.

During the six months ended June 30, 2024, the Company paid $48,750 of the original balance under the agreement.

As of June 30, 2024, the Company owed $343,750 pursuant to this agreement.

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

During June 2024, the Company and Pawn Funding executed a settlement agreement whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $251,471. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $123,868 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $111,078 was recorded to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 was a gain on settlement of debt of $140,393.

During the six months ended June 30, 2024, the Company paid $48,750 of the original balance under the agreement.

As of June 30, 2024, the Company owed $343,750 pursuant to this agreement.

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

During May 2024, the Company and Slate Advance LLC executed a forbearance and release agreement whereby the Company is to pay a total of $343,000 of principal and interest. This resulted in a net reduction of principal totaling $284,605. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. A payment of $50,000 was due in June 2024, with monthly payments of $16,278 due beginning in July 2024, and the new maturity date is December 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $156,567 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $202,830 was recorded to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 was a gain on settlement of debt of $81,775.

During the six months ended June 30, 2024, the Company paid $98,751 of the original balance under the agreement.

As of June 30, 2024, the Company owed $293,000 pursuant to this agreement.

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

During June 2024, the Company and Meged Funding Group executed a settlement agreement whereby the Company is to pay a total of $525,000 of principal and interest. This resulted in a net reduction of principal totaling $232,120. This amount is included within gain on settlement of debt on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. A payment of $45,000 in due in July 2024, with monthly payments of $40,000 due beginning in August 2024, and the new maturity date is July 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $132,604 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $191,704 was recorded to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 was a gain on settlement of debt of $40,416.

During the six months ended June 30, 2024, the Company paid $47,040 of the original balance under the agreement.

As of June 30, 2024, the Company owed $480,000 pursuant to this agreement.

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

Financial statement information by operating segment for the three and six months ended June 30, 2024 is presented below:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$1,046,566	$891,052	$1,937,618	$-	$2,092,394	$1,906,727	$3,999,121
Operating (loss) income	(350,752)	(2,528,811)	(124,151)	(3,003,714)	(632,174)	(3,776,150)	(122,715)	(4,531,039)
Interest expense	190,839	553,198	-	744,037	351,659	635,414	-	987,073
Depreciation and amortization	-	92,028	141,495	233,523	-	150,389	271,472	421,861
Total assets as of June 30, 2024	14,865	6,077,956	5,836,386	11,929,207	14,865	6,077,956	5,836,386	11,929,207

Financial statement information by operating segment for the three and six months ended June 30, 2023 is presented below:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$840,683	$858,859	$1,699,542	$-	$1,967,386	$1,681,254	$3,648,640
Operating loss	(653,221)	(2,011,100)	(132,978)	(2,797,299)	(1,723,399)	(2,808,769)	(247,332)	(4,779,500)
Interest expense	34,820	367,581	-	402,401	217,306	370,747	-	588,053
Depreciation and amortization	-	63,903	150,840	214,743	-	114,210	301,680	415,890
Total assets as of December 31, 2023	14,929	4,990,874	5,825,951	10,831,754	14,929	4,990,874	5,825,951	10,831,754

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$4,098,935	$(4,141,995)	$3,684,497	$(3,973,686)

Denominator
Weighted average common shares outstanding, basic	240,620,455	232,300,415	240,579,600	214,984,254
Effect of dilutive securities	31,431,129	-	31,431,129	-
Weighted average common shares outstanding, diluted	272,051,584	232,300,415	272,010,729	214,984,254

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.04	$0.00	$0.04	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.02	$(0.02)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Net income (loss) from discontinued operations, net of taxes	$0.03	$0.00	$0.03	$(0.01)
Net income (loss) per share	$0.02	$(0.02)	$0.01	$(0.02)

18.	Discontinued Operations

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

The following table shows the statement of operations for the Company’s discontinued operations for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,969,052	$4,240,524	$7,558,530	$12,456,597

Operating expenses:
Cost of revenues	1,103,457	2,164,313	4,132,178	9,535,960
Depreciation and amortization	-	1,104	-	2,577
Salaries and wages	686,566	1,111,956	1,136,044	2,400,082
General and administrative	269,288	385,545	505,578	589,114
Total operating expenses	2,059,311	3,662,918	5,773,800	12,527,733

(Loss) income from operations	(90,259)	577,606	1,784,730	(71,136)

Other income (expenses):
Gain on sale of business unit	7,950,773	-	7,950,773	-
Other income	-	-	1,500	-
Gain (loss) on disposal of subsidiary	-	-	-	(1,336,789)
Exchange loss	-	-	-	(923)
Total other income (expense)	7,950,773	-	7,952,273	(1,337,712)

Pre-tax income (loss) from discontinued operations	7,860,514	577,606	9,737,003	(1,408,848)

Provision for income taxes	-	-	-	-

Net income (loss) from discontinued operations, net of tax	$7,860,514	$577,606	$9,737,003	$(1,408,848)

19.	Restatement

The Company has restated its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2024 to correct for a misstatement relating to loans payable settlement agreements as discussed in the Explanatory Note.

The following tables reflect the impact of the restatement on the unaudited condensed consolidated balance sheet as of June 30, 2024, the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2024.

	June 30, 2024
Unaudited condensed consolidated balance sheet	As Previously Reported	Effect of Restatement	As Restated
Accounts payable and accrued liabilities	$5,685,998	$536,906	$6,222,904
Current portion of loans payable, net of debt discount of $0 and $96,552, respectively	1,432,666	107,567	1,540,233
Total current liabilities	8,959,269	644,473	9,603,742
Loans payable, net of current portion	95,750	41,917	137,667
Total liabilities	9,463,333	686,390	10,149,723
Accumulated deficit	(42,174,583)	(686,390)	(42,860,973)
Total stockholders’ (deficit) equity	2,465,874	(686,390)	1,779,484

	For the three months ended June 30, 2024
Unaudited condensed consolidated statement of operations	As Previously Reported	Effect of Restatement	As Restated
Salaries and wages	$2,012,884	$18,600	$2,031,484
General and administrative	1,548,481	(18,600)	1,529,881
Gain (loss) on settlement of debt	219,330	(686,390)	(467,060)
Total other (expense) income	(71,475)	(686,390)	(757,865)
Net loss from continuing operations before income taxes	(3,075,189)	(686,390)	(3,761,579)
Net loss from continuing operations	(3,075,189)	(686,390)	(3,761,579)
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	4,785,325	(686,390)	4,098,935

Net loss per share attributable to High Wire Networks, Inc. common shareholders from continuing operations, diluted	$(0.01)	$(0.00)	$(0.01)
Net loss per share attributable to High Wire Networks, Inc. common shareholders from discontinued operations, diluted	$0.03	$0.00	$0.03

	For the six months ended June 30, 2024
Unaudited condensed consolidated statement of operations	As Previously Reported	Effect of Restatement	As Restated
Salaries and wages	$3,333,103	$18,600	$3,351,703
General and administrative	2,506,734	(18,600)	2,488,134
Gain (loss) on settlement of debt	219,330	(686,390)	(467,060)
Total other expense	(835,077)	(686,390)	(1,521,467)
Net loss from continuing operations before income taxes	(5,366,116)	(686,390)	(6,052,506)
Net loss from continuing operations	(5,366,116)	(686,390)	(6,052,506)
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	4,370,887	(686,390)	3,684,497

Net loss per share attributable to High Wire Networks, Inc. common shareholders from discontinued operations, diluted	$0.04	$(0.01)	$0.03
Net loss per share attributable to High Wire Networks, Inc. common shareholders, diluted	$0.02	$(0.01)	$0.01

	For the six months ended June 30, 2024
Unaudited condensed consolidated statement of cash flows	As Previously Reported	Effect of Restatement	As Restated
Net loss from continuing operations	$(5,366,116)	$(686,390)	$(6,052,506)
Gain (loss) on settlement of debt	$(219,330)	686,390	$467,060

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

Results of Operations for the Three-Month Periods Ended June 30, 2024 and 2023

Our operating results for the three-month periods ended June 30, 2024 and 2023 are summarized as follows:

	For the three months ended
	June 30,
Statement of Operations Data:	2024	2023
Revenue	$1,937,618	$1,699,542
Operating expenses	4,941,332	4,496,841
Loss from operations	(3,003,714)	(2,797,299)
Total other expense	(757,865)	(1,922,302)
Net income from discontinued operations, net of tax	7,860,514	577,606
Net income (loss) attributable to common shareholders	4,098,935	(4,141,995)

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

Operating Expenses

During the three months ended June 30, 2024, our operating expenses were $4,941,332, compared to $4,496,841 for the same period of 2023. The increase of $444,491 is primarily related to an $847,677 increase in salaries and wages due to increasing personnel costs as we increase investment in our cybersecurity business, as well as bonuses related to meeting certain strategic objectives. This increase was partially offset by a decrease of $301,217 in general and administrative expenses due to certain cost cutting measures.

Other Expense

During the three months ended June 30, 2024, we had other expense of $757,865, compared to $1,922,302 for the same period of 2023. The decrease of $1,164,437 is primarily related to one time liquidated damages related to escrow shares of $1,222,000 in the 2023 period along with a gain on extinguishment of warrant liabilities of $921,422. These changes were partially offset by a loss on settlement of debt of $467,060 in the 2024 period and an increase in interest expense of $341,636 in the 2024 period compared to the same period of 2023.

Net Income from Discontinued Operations, Net of Tax

For the three months ended June 30, 2024, we had net income from discontinued operations, net of tax of $7,860,514, compared to $577,606 in the same period of 2023. The 2024 period included a loss from operations of $90,259 and the gain on sale of business unit of $7,950,773, while the 2023 period included income from operations of $577,606.

Net Income (Loss)

For the three months ended June 30, 2024, we had net income attributable to High Wire Networks, Inc. common shareholders of $4,098,935, compared to a net loss of $4,141,995 in the same period of 2023.

Results of Operations for the Six-Month Periods Ended June 30, 2024 and 2023

Our operating results for the six-month periods ended June 30, 2024 and 2023 are summarized as follows:

	For the six months ended
	June 30,
Statement of Operations Data:	2024	2023
Revenue	$3,999,121	$3,648,640
Operating expenses	8,530,160	8,428,140
Loss from operations	(4,531,039)	(4,779,500)
Total other (expense) income	(1,521,467)	2,214,662
Net income (loss) from discontinued operations, net of tax	9,737,003	(1,408,848)
Net income (loss) attributable to common shareholders	3,684,497	(3,973,686)

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

Operating Expenses

During the six months ended June 30, 2024, our operating expenses were $8,530,160, compared to $8,428,140 for the same period of 2023. The increase of $102,020 is primarily related to a $1,463,006 increase in salaries and wages due to increasing personnel costs as we increase investment in our cybersecurity business, as well as bonuses related to meeting certain strategic objectives. This increase was partially offset by a decrease of $1,008,205 in general and administrative expenses due to certain cost cutting measures.

Other (Expense) Income

During the six months ended June 30, 2024, we had other expense of $1,521,467, compared to other income of $2,214,662 for the same period of 2023. The change of $3,736,129 is primarily related to a gain on change in fair value of derivative liabilities of $3,140,404 and a gain on extinguishment of derivatives of $1,692,232 during the 2023 period, along with a loss on settlement of debt of $467,060 in the 2024 period. These changes were partially offset by one time liquidated damages related to escrow shares of $1,222,000 in the 2023 period along with a gain on extinguishment of warrant liabilities of $921,422 and a gain on settlement of debt of $219,330 during the 2024 period.

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

Net Income (Loss)

For the six months ended June 30, 2024, we had net income attributable to High Wire Networks, Inc. common shareholders of $3,684,497, compared to a net loss of $3,973,686 in the same period of 2023.

Liquidity and Capital Resources

As of June 30, 2024, our total current assets were $5,773,440 and our total current liabilities were $9,603,742, resulting in a working capital deficit of $3,830,302, compared to a working capital deficit of $9,915,819 as of December 31, 2023.

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

High Wire Networks, Inc.

Date: November 22, 2024	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: November 22, 2024	By:	/s/ Curtis E. Smith
Curtis E. Smith
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer