Form 10-Q
period 2024-09-30
HIGH WIRE NETWORKS, INC.
filed 2024-11-22
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 241,579,688 common shares issued and outstanding as of November 21, 2024.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$140,682	$328,282
Accounts receivable, net of allowances of $74,142 and $81,359, respectively, and unbilled revenue of $60,351 and $99,916, respectively	1,372,921	670,388
Prepaid expenses and other current assets	387,433	117,030
Current assets of discontinued operations	-	1,629,011
Total current assets	1,901,036	2,744,711

Property and equipment, net of accumulated depreciation of $667,966 and $477,763, respectively	849,282	1,026,293
Goodwill	1,812,818	3,162,499
Intangible assets, net of accumulated amortization of $1,359,396 and $2,350,059, respectively	3,080,350	3,620,256
Operating lease right-of-use assets	200,716	277,995
Total assets	$7,844,202	$10,831,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	4,106,312	5,189,996
Contract liabilities	230,020	80,819
Current portion of loans payable to related parties, net of debt discount of $0 and $10,968, respectively	116,556	254,032
Current portion of loans payable, net of debt discount of $0 and $96,552, respectively	1,272,734	2,995,803
Current portion of convertible debentures, net of debt discount of $98,016 and $614,556, respectively	644,844	326,005
Factor financing	-	1,361,656
Warrant liabilities	117,120	833,615
Operating lease liabilities, current portion	108,145	89,318
Current liabilities of discontinued operations	505,782	1,529,286
Total current liabilities	7,101,513	12,660,530

Long-term liabilities:
Loans payable to related parties, net of current portion, net of debt discount of $0 and $25,297, respectively	241,718	44,703
Loans payable, net of current portion	48,833	-
Convertible debentures, net of current portion, net of debt discount of $0 and $464,839, respectively	-	685,161
Operating lease liabilities, net of current portion	98,133	190,989
Total long-term liabilities	388,684	920,853

Total liabilities	7,490,197	13,581,383

Commitments and contingencies (Note 15)

Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Total mezzanine equity	-	-

Stockholders’ equity (deficit):
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 241,579,688 and 239,876,900 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,416	2,399
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of September 30, 2024 and December 31, 2023	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of September 30, 2024 and December 31, 2023	4,869,434	4,869,434
Additional paid-in capital	32,267,924	31,178,365
Accumulated deficit	(44,531,412)	(46,545,470)
Total stockholders’ equity (deficit)	354,005	(2,749,629)

Total liabilities and stockholders’ equity (deficit)	$7,844,202	$10,831,754

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$2,051,672	$1,974,464	$6,050,793	$5,623,104

Operating expenses:
Cost of revenue	1,372,998	1,330,426	3,641,460	3,957,640
Depreciation and amortization	186,422	198,208	608,283	614,098
Salaries and wages	1,043,209	1,854,917	4,394,912	3,743,614
General and administrative	1,019,153	1,204,488	3,507,287	4,700,827
Total operating expenses	3,621,782	4,588,039	12,151,942	13,016,179

Loss from operations	(1,570,110)	(2,613,575)	(6,101,149)	(7,393,075)

Other income (expense):
Interest expense	(50,195)	(1,117,606)	(1,037,268)	(1,705,659)
Amortization of debt discounts	(66,907)	(86,736)	(923,717)	(924,128)
Gain on change in fair value of warrant liabilities	4,880	-	234,673	-
Gain (loss) on settlement of debt	69,038	-	(398,022)	-
Exchange loss	(7,145)	1,852	(35,007)	(6,177)
Warrant expense	-	-	(233,877)	-
Gain on extinguishment of warrant liabilities	-	-	921,422	-
Penalty fee	-	-	(100,000)	-
Liquidated damages related to escrow shares	-	-	-	(1,222,000)
Gain on change in fair value of derivative liabilities	-	-	-	3,140,404
Gain on extinguishment of derivatives	-	-	-	1,692,232
Other (expense) income	(50,000)	-	(50,000)	37,500
Total other (expense) income	(100,329)	(1,202,490)	(1,621,796)	1,012,172

Net loss from continuing operations before income taxes	(1,670,439)	(3,816,065)	(7,722,945)	(6,380,903)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(1,670,439)	(3,816,065)	(7,722,945)	(6,380,903)

Net income (loss) from discontinued operations, net of tax	-	265,416	9,737,003	(1,143,432)

Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(1,670,439)	$(3,550,649)	$2,014,058	$(7,524,335)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net income (loss) from discontinued operations, net of taxes	$-	$-	$0.04	$(0.01)
Net income (loss) per share	$(0.01)	$(0.01)	$0.01	$(0.03)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net income (loss) from discontinued operations, net of taxes	$-	$-	$0.04	$(0.01)
Net income (loss) per share	$(0.01)	$(0.01)	$0.01	$(0.03)

Weighted average common shares outstanding
Basic	240,912,395	237,860,605	240,691,342	222,693,501
Diluted	240,912,395	237,860,605	268,062,471	222,693,501

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	For the nine months ended September 30, 2024
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2024	239,876,900	$2,399	943	$7,745,643	311	$4,869,434	$31,178,365	$(46,545,470)	$(2,749,629)

Issuance of common stock and warrants upon issuance of debt	743,555	7	-	-	-	-	56,279	-	56,286
Stock-based compensation	-	-	-	-	-	-	136,100	-	136,100
Net loss for the period	-	-	-	-	-	-	-	(414,438)	(414,438)

Ending balance, March 31, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$31,370,744	$(46,959,908)	$(2,971,681)

Issuance of warrants	-	-	-	-	-	-	353,484	-	353,484
Stock-based compensation	-	-	-	-	-	-	298,746	-	298,746
Net income for the period	-	-	-	-	-	-	-	4,098,935	4,098,935

Ending balance, June 30, 2024	240,620,455	$2,406	943	$7,745,643	311	$4,869,434	$32,022,974	$(42,860,973)	$1,779,484

Issuance of shares to employee	959,233	10	-	-	-	-	39,990	-	40,000
Stock-based compensation	-	-	-	-	-	-	204,960	-	204,960
Net loss for the period	-	-	-	-	-	-	-	(1,670,439)	(1,670,439)

Ending balance, September 30, 2024	241,579,688	$2,416	943	$7,745,643	311	$4,869,434	$32,267,924	$(44,531,412)	$354,005

	For the nine months ended September 30, 2023
	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2023	164,488,370	$1,645	-	$-	-	$-	$20,338,364	$(32,059,470)	$(11,719,461)

Issuance of common stock upon conversion of Series A preferred stock	3,750,000	38	-	-	-	-	722,060	-	722,098
Issuance of common stock pursuant to PIPE transaction	50,233,334	502	-	-	-	-	3,424,498	-	3,425,000
Issuance of common stock upon conversion of Series D preferred stock	6,511,628	65	-	-	-	-	1,445,155	-	1,445,220
Issuance of common stock to third-party vendors	2,800,000	28	-	-	-	-	242,172	-	242,200
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Stock-based compensation	-	-	-	-	-	-	285,791	-	285,791
Net income for the period	-	-	-	-	-	-	-	168,309	168,309

Ending balance, March 31, 2023	227,783,332	$2,278	1,125	$9,245,462	526	$5,104,658	$26,458,040	$(31,891,161)	$8,919,277

Issuance of common stock pursuant to PIPE transaction	1,100,000	11	-		-		74,989	-	75,000
Issuance of common stock upon conversion of Series D preferred stock	8,295,455	83	(182)	(1,499,819)	-		1,499,736	-	-
Issuance of common stock upon conversion of Series E preferred stock	681,818	7			(15)	(235,224)	235,217	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Stock-based compensation	-	-	-		-		334,946	-	334,946
Liquidated damages related to escrow shares	-	-	-		-		1,222,000	-	1,222,000
Net loss for the period	-	-	-		-		-	(4,141,995)	(4,141,995)

Ending balance, June 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$29,824,928	$(36,033,156)	$6,409,228

Issuance of warrants in connection with convertible debt	-	-	-	-	-	-	555,140	-	555,140
Stock-based compensation	-	-	-	-	-	-	388,879	-	388,879
Net loss for the period	-	-	-	-	-	-	-	(3,550,649)	(3,550,649)

Ending balance, September 30, 2023	237,860,605	$2,379	943	$7,745,643	311	$4,869,434	$30,768,947	$(39,583,805)	$3,802,598

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss from continuing operations	$(7,722,945)	$(6,380,903)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of discounts on convertible debentures and loans payable	923,717	924,128
Depreciation and amortization	608,283	614,098
Amortization of operating lease right-of-use assets	77,279	74,050
Stock-based compensation related to stock options	639,806	1,009,616
Stock-based compensation related to employee stock issuance	40,000	-
Gain on change in fair value of warrant liabilities	(234,673)	-
Warrant expense	233,877	-
Penalty fee	100,000	-
Loss on settlement of debt	398,022	-
Gain on extinguishment of warrant liabilities	(921,422)	-
Gain on change in fair value of derivative liabilities	-	(3,140,404)
Stock-based compensation related to third-party vendors	-	242,200
Gain on extinguishment of derivatives	-	(1,692,232)
Liquidated damages related to escrow shares	-	1,222,000
Loss on disposal of subsidiary	-	1,434,392
Changes in operating assets and liabilities:
Accounts receivable	(2,222,599)	(584,072)
Prepaid expenses and other current assets	(294,778)	501,619
Accounts payable and accrued liabilities	(866,507)	(183,654)
Contract liabilities	862,331	448,428
Operating lease liabilities	(74,028)	(89,984)
Net cash used in operating activities of continuing operations	(8,453,637)	(5,600,718)
Net cash provided by (used in) operating activities of discontinued operations	2,652,515	(2,216,601)
Net cash used in operating activities	(5,801,122)	(7,817,319)

Cash flows from investing activities:
Cash received from sale of technology services business unit	9,780,307	-
Purchase of fixed assets	(13,192)	(20,000)
Cash received in connection with disposal of JTM	-	50,000
Cash received in connection with sale of AWS PR assets	-	160,000
Net cash provided by investing activities	9,767,115	190,000

Cash flows from financing activities:
Proceeds from loans payable to related parties	-	70,000
Repayments of loans payable to related parties	(101,601)	-
Proceeds from loans payable	2,676,047	6,782,350
Repayments of loans payable	(3,821,582)	(5,081,887)
Proceeds from convertible debentures	431,150	1,100,200
Repayments of convertible debentures	(1,975,951)	-
Proceeds from factor financing	6,673,090	9,507,007
Repayments of factor financing	(8,034,746)	(8,178,341)
Securities Purchase Agreement proceeds	-	3,500,000
Net cash (used in) provided by financing activities of continuing operations	(4,153,593)	7,699,329
Net cash used in financing activities of discontinued operations	-	(297,508)
Net cash (used in) provided by financing activities	(4,153,593)	7,401,821

Net decrease in cash	(187,600)	(225,498)

Cash, beginning of period	328,282	542,078

Cash, end of period	$140,682	$316,580

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,193,002	$1,489,540
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$58,250	$807,450
Issuance of common stock and warrants upon issuance of debt	$56,286	$-
Issuance of common stock to employee	$40,000	$-
Common stock issued for conversion of Series A preferred stock	$-	$722,098
Common stock issued for conversion of Series D preferred stock	$-	$2,945,039
Common stock issued for conversion of Series E preferred stock	$-	$235,224
Right-of-use asset obtained in exchange for lease liability	$-	$319,832

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

September 30, 2024

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at September 30, 2024 and December 31, 2023 was $74,142 and $81,359, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and nine months ended September 30, 2024 and 2023.

In connection with the sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity, the Company assigned $1,349,681 of HWN’s goodwill to the sold assets. This amount was based on relative fair values in accordance with ASC 350-20-40 and is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

Intangible Assets

At September 30, 2024 and December 31, 2023, definite-lived intangible assets consisted of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three and nine months ended September 30, 2024 and 2023.

The sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity included all of HWN’s remaining intangible assets. The net book value at the time of the sale of $121,826 is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and nine months ended September 30, 2024 and 2023.

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

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At September 30, 2024 and December 31, 2023, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At September 30, 2024 and December 31, 2023, contract liabilities totaled $230,020 and $80,819, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of September 30, 2024 and December 31, 2023, respectively, the Company had 134,773,719 and 145,710,627 common stock equivalents outstanding. As of September 30, 2024, 27,371,129 of the common stock equivalents were dilutive.

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

The Company generated operating losses in the three and nine months ended September 30, 2024 and 2023, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the nine months ended September 30, 2024, the Company had an operating loss of $6,101,149, cash flows used in continuing operations of $8,603,354, and a working capital deficit of $5,200,477. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of September 30, 2024, there were no cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2024 and 2023, no customers accounted for 10% or more of consolidated revenues. For the nine months ended September 30, 2024, one customer accounted for 15% of consolidated accounts receivable. For the nine months ended September 30, 2023, no customers accounted for 10% or more of consolidated accounts receivable for either period.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2024 and 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2024 and December 31, 2023 consisted of the following:

	Total fair value at September 30, 2024	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$117,120	$-	$-	$117,120

	Total fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Description:
Warrant liabilities (1)	$833,615	$-	$-	$833,615

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

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2024 and December 31, 2023, respectively, the Company had warrant liabilities of $117,120 and $833,615.

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

The Company considered whether or not this transaction would cause the sold assets to qualify for discontinued operations treatment. The Company determined that the sale of the assets qualifies for discontinued operations treatment as of September 30, 2024 due to the size of their operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on sale of business unit of $7,950,773 to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. Additionally, the operations of the assets had net loss and net income of $90,259 and $1,784,730, respectively, during the period of April 1, 2024 through June 27, 2024 and January 1, 2024 through June 27, 2024. These amounts are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment as of September 30, 2024 (refer to Note 18, Discontinued Operations, for additional detail). The operations of AWS PR and Tropical had net loss and net income of $0 and $4,608, respectively, during the nine months ended September 30, 2024. These amounts are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations.

4.	Property and Equipment

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Computers and office equipment	$187,008	$175,008
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	473,389	472,197
Machinery and equipment	838,800	838,800
Total	1,517,248	1,504,056

Less: accumulated depreciation	(667,966)	(477,763)

Equipment, net	$849,282	$1,026,293

During the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $190,203 and $104,472, respectively.

5.	Intangible Assets

Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	Cost	Accumulated Amortization	Net carrying value at September 30, 2024	Net carrying value at December 31, 2023
Customer relationship and lists	$3,885,679	$(1,189,469)	$2,696,210	$3,007,702
Trade names	554,067	(169,927)	384,140	612,554

Total intangible assets	$4,439,746	$(1,359,396)	$3,080,350	$3,620,256

During the nine months ended September 30, 2024 and 2023, the Company recorded amortization expense of $418,080 and $509,626, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2024	$122,511
2025	490,044
2026	490,044
2027	490,044
2028	490,044
Thereafter	997,663
Total	$3,080,350

6.	Related Party Transactions

Loans Payable to Related Parties

As of September 30, 2024 and December 31, 2023, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2024	2023
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$129,181	$100,000
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025, net of debt discount of $0 and $10,968, respectively	229,093	154,032
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $25,297, respectively	-	44,703
Total	$358,274	$298,735

Less: Current portion of loans payable to related parties	(116,556)	(254,032)

Loans payable to related parties, net of current portion	$241,718	$44,703

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

During the nine months ended September 30, 2024, the Company paid $7,165 of the original balance under the note.

As September 30, 2024, the Company owed $129,181 pursuant to this agreement.

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

During the nine months ended September 30, 2024, the Company paid $24,436 of the original balance under the note.

As September 30, 2024, the Company owed $229,093 pursuant to this agreement.

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

During the nine months ended September 30, 2024, the remaining principal balance of $70,000 was paid, along with accrued interest of $9,623. As a result of these payments, the amount owed at September 30, 2024 was $0. The Company recorded a loss on settlement of debt of $15,545 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

7.	Loans Payable

As of September 30, 2024 and December 31, 2023, the Company had outstanding the following loans payable:

	September 30,	December 31,
	2024	2023
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $23,040, respectively	$250,000	$623,118
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $18,240, respectively	250,000	692,885
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025, net of debt discount of $0 and $26,786, respectively	244,167	630,092
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025, net of debt discount of $0 and $24,986, respectively	360,000	700,059
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	217,400	217,400
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $1,000	-	47,741
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $2,500	-	84,508
Total	$1,321,567	$2,995,803

Less: Current portion of loans payable	(1,272,734)	(2,995,803)

Loans payable, net of current portion	$48,833	$-

The Company’s loans payable have an effective interest rate range of 0.0%.

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

During June 2024, the Company and Cedar Advance LLC executed a settlement agreement and release whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $261,154. This amount is included within loss on settlement of debt on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $123,867 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $180,778 was recorded to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 was a gain on settlement of debt of $80,376.

During the nine months ended September 30, 2024, the Company paid $142,500 of the original balance under the agreement.

As of September 30, 2024, the Company owed $250,000 pursuant to this agreement.

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

During June 2024, the Company and Pawn Funding executed a settlement agreement whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $251,471. This amount is included within loss on settlement of debt on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $123,868 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $111,078 was recorded to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 was a gain on settlement of debt of $140,393.

During the nine months ended September 30, 2024, the Company paid $142,500 of the original balance under the agreement.

As of September 30, 2024, the Company owed $250,000 pursuant to this agreement.

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

During May 2024, the Company and Slate Advance LLC executed a forbearance and release agreement whereby the Company is to pay a total of $343,000 of principal and interest. This resulted in a net reduction of principal totaling $284,605. This amount is included within loss on settlement of debt on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. A payment of $50,000 was due in June 2024, with monthly payments of $16,278 due beginning in July 2024, and the new maturity date is December 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $156,567 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $202,830 was recorded to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 was a gain on settlement of debt of $81,775.

During the nine months ended September 30, 2024, the Company paid $147,584 of the original balance under the agreement.

As of September 30, 2024, the Company owed $244,167 pursuant to this agreement.

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

During June 2024, the Company and Meged Funding Group executed a settlement agreement whereby the Company is to pay a total of $525,000 of principal and interest. This resulted in a net reduction of principal totaling $232,120. This amount is included within loss on settlement of debt on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. A payment of $45,000 in due in July 2024, with monthly payments of $40,000 due beginning in August 2024, and the new maturity date is July 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $132,604 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $191,704 was recorded to the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. The net impact of the settlement in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 was a gain on settlement of debt of $40,416.

During the nine months ended September 30, 2024, the Company paid $172,040 of the original balance under the agreement.

As of September 30, 2024, the Company owed $360,000 pursuant to this agreement.

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

During the nine months ended September 30, 2024, the Company paid $48,741 of the original balance under the agreement. As a result of these payments, the amount owed at September 30, 2024 was $0.

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

During the nine months ended September 30, 2024, the Company paid $87,008 of the original balance under the agreement. As a result of these payments, the amount owed at September 30, 2024 was $0.

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

During June 2024, the Company and J.J. Astor & Co. executed a payoff agreement and release whereby the Company was to pay a total of $3,510,000 of principal and interest. This resulted in a reduction of principal (Early Pay Discount) totaling $338,000. The Senior Loan Agreement was settled in full as of September 30, 2024 using proceeds from the sale of HWN’s technology services business unit (refer to Note 3, Recent Subsidiary Activity, for additional detail).

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

As of September 30, 2024, the Company owed $217,400 pursuant to this agreement.

8.	Convertible Debentures

As of September 30, 2024 and December 31, 2023, the Company had outstanding the following convertible debentures:

	September 30,	December 31,
	2024	2023
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $98,016 and $282,945, respectively	$601,984	$417,055
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures November 15, 2024	42,860	-
Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note, James Marsh, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2024	-	23,894
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $142,266 and $181,894, respectively	-	268,106
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $272,148 and $407,890, respectively	-	36,555
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $137,889 and $206,666, respectively	-	15,556
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025, net of debt discount of $254,085	-	-
Total	$644,844	$1,011,166

Less: Current portion of convertible debentures, net of debt discount/premium	(644,844)	(326,005)

Convertible debentures, net of current portion, net of debt discount	$-	$685,161

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

During the nine months ended September 30, 2024, the remaining principal balance of $125,000 was paid, along with accrued interest of $84,982. As a result of these payments, the amount owed at September 30, 2024 was $0.

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

During the nine months ended September 30, 2024, the remaining principal balance of $125,000 was paid, along with accrued interest of $84,982. As a result of these payments, the amount owed at September 30, 2024 was $0.

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

During the nine months ended September 30, 2024, the remaining principal balance of $23,894 was paid, along with accrued interest of $11,248. As a result of these payments, the amount owed at September 30, 2024 was $0.

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

As of September 30, 2024, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 12,200,000 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of September 30, 2024, the placement agent had received an aggregate of 854,000 warrants.

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

As of September 30, 2024, the Company owed $700,000 pursuant to this note and will record accretion equal to the debt discount of $98,016 over the remaining term of the note.

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

During the nine months ended September 30, 2024, the remaining principal balance of $450,000 was paid, along with accrued interest of $1,110. As a result of these payments, the amount owed at September 30, 2024 was $0. The Company recorded a loss on settlement of debt of $109,462 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

As of September 30, 2024, the Company had issued an aggregate of $1,016,667 of principal, an aggregate of 2,159,850 commitment shares, an aggregate of 2,439,999 First Warrants, and an aggregate of 16,944,443 Second Warrants to debt holders in connection with the agreement.

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

On January 1, 2024, $66,667 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the remaining principal balance of $511,111 was paid, along with accrued interest of $38,831. As a result of these payments, the amount owed at September 30, 2024 was $0. The Company recorded a loss on settlement of debt of $136,267 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $402,807 which is included in the unaudited condensed consolidated statement of operations for the nine ended September 30, 2024.

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

On January 1, 2024, $33,333 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the remaining principal balance of $255,555 was paid, along with accrued interest of $21,350. As a result of these payments, the amount owed at September 30, 2024 was $0. The Company recorded a loss on settlement of debt of $69,042 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $201,404 which is included in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

On January 11, 2024, the Company issued 743,555 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $56,286.

The warrants qualified for warrant liability accounting under ASC 480 “Distinguishing Liabilities from Equity”. The initial fair value of the warrants was $439,600, which resulted in an additional debt discount of $182,782 and warrant expense of $256,818, which was recorded on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

A total of $56,279 was recorded to additional paid-in capital in connection with the issuance of debt and warrants.

During the nine months ended September 30, 2024, the remaining principal balance of $350,000 was paid, along with accrued interest of $25,434. As a result of these payments, the amount owed at September 30, 2024 was $0. The Company recorded a loss on settlement of debt of $145,360 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $317,211 which is included in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, the Company paid $135,390 of the original balance under the agreement.

As of September 30, 2024, the Company owed $42,860 pursuant to this note.

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

During the nine months ended September 30, 2024, the Company paid $257,578 in factoring fees. These amounts are included within general and administrative expenses on the unaudited condensed consolidated statement of operations.

During the nine months ended September 30, 2024, the Company received an aggregate of $6,673,090 and repaid an aggregate of $8,034,746.

The Company owed $0 under the agreement as of September 30, 2024 and the Company will receive no further amounts from Bay View Funding.

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

During the nine months ended September 30, 2024, in connection with the related notes being paid off in full, the Second Warrants were canceled and extinguished, resulting in a gain on extinguishment of warrant liabilities of $921,422 on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the nine months ended September 30, 2024:

September 30,
2024
Balance at the beginning of the period	$833,615
Issuance of warrants	439,600
Change in fair value of warrant liabilities	(234,673)
Return of warrants	(921,422)
Balance at the end of the period	117,120

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 30, 2024	257%	3.58%	0%	4.19 - 4.28
At December 31, 2023	221 - 222%	4.11 - 4.25%	0%	4.94 - 4.95

11.	Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

Issuance of shares to employee

On September 3, 2024, the Company issued 959,233 shares of its common stock to an employee.

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

As of September 30, 2024, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of September 30, 2024, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the consolidated balance sheet.

13.	Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $117,120 and $833,615 as of September 30, 2024 and December 31, 2023, respectively. This amount is included in warrant liabilities on the unaudited condensed consolidated balance sheet. The weighted-average remaining life on the share purchase warrants as of September 30, 2024 was 3.6 years. The weighted-average remaining life on the stock options as of September 30, 2024 was 4.1 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at September 30, 2024 were subject to vesting terms.

During June 2024, current employees of the Company with outstanding underwater stock options were given the option of returning the existing options in exchange for new options with an exercise price based on the closing price on the date of the election. The exchanged options were considered canceled. The effective date of the election was June 21, 2024.

The following table summarizes the activity of share purchase warrants for the period of January 1, 2024 through September 30, 2024:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2023	39,076,249	$0.09	$738,889
Granted	19,479,182	0.04	409,237
Exercised	-	-
Expired/forfeited	(16,944,443)	0.001	-
Outstanding at September 30, 2024	41,610,988	$0.10	$51,197
Exercisable at September 30, 2024	41,610,988	$0.10	$51,197

As of September 30, 2024, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
200,000	0.25	12/14/2021	12/14/2024	0.21
400,000	0.25	12/14/2021	12/14/2024	0.21
12,500,000	0.10	11/18/2022	11/18/2027	3.13
7,000,000	0.15	9/25/2023	9/25/2028	3.99
4,500,000	0.15	9/25/2023	9/25/2028	3.99
700,000	0.15	9/25/2023	9/25/2028	3.99
854,000	0.15	9/25/2023	9/25/2028	3.99
1,066,666	0.125	12/7/2023	12/7/2028	4.19
140,760	0.125	12/7/2023	12/7/2028	4.19
533,333	0.125	12/11/2023	12/11/2028	4.20
70,380	0.125	12/11/2023	12/11/2028	4.20
840,000	0.125	1/11/2024	1/11/2029	4.28
110,849	0.125	1/11/2024	1/11/2029	4.28
2,700,000	0.0556	5/9/2024	5/9/2029	4.61
5,500,000	0.04	5/16/2024	5/16/2029	4.63
4,060,000	0.05	5/23/2024	5/23/2029	4.65
435,000	0.0451	5/24/2024	5/24/2029	4.65
41,610,988

The following table summarizes the activity of stock options for the period of January 1, 2024 through September 30, 2024:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2023	26,514,617	$0.18	$-
Issued	23,479,162	0.05	-
Exercised	-	-	-
Canceled/expired/forfeited	(19,958,755)	0.15	-
Outstanding at September 30, 2024	30,035,025	$0.10	$83,601
Exercisable at September 30, 2024	23,851,393	$0.11	$58,915

As of September 30, 2024, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
961,330	0.58	2/23/2021	2/23/2026	1.40
3,385,746	0.25	8/18/2021	8/18/2026	1.88
185,254	0.54	11/3/2021	11/3/2026	2.09
120,128	0.19	3/21/2022	3/21/2027	2.47
95,238	0.11	5/16/2022	5/16/2027	2.62
120,000	0.09	9/28/2022	9/28/2027	2.99
600,000	0.30	2/8/2023	2/8/2026	1.36
934,782	0.12	2/27/2023	2/27/2028	3.41
378,271	0.11	5/30/2023	5/30/2028	3.67
265,957	0.12	7/18/2023	7/18/2028	3.80
378,721	0.07	10/24/2023	10/24/2028	4.07
21,436,129	0.05	6/21/2024	6/21/2029	4.73
1,173,469	0.05	9/30/2024	9/30/2029	5.00
30,035,025

The remaining stock-based compensation expense on unvested stock options was $146,581 as of September 30, 2024.

14.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Operating lease assets	$200,716	$277,995

Operating lease liabilities:
Current operating lease liabilities	108,145	89,318
Long term operating lease liabilities	98,133	190,989
Total operating lease liabilities	$206,278	$280,307

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the nine months ended September 30, 2024 and 2023, the Company recognized operating lease expense of $86,002 and $77,762, respectively. Operating lease costs are included within general and administrative expenses on the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, short-term lease costs were $0 and $44,631, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $82,751 and $93,696, respectively, for the nine months ended September 30, 2024 and 2023. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the nine months ended September 30, 2024 and 2023, the Company reduced its operating lease liabilities by $74,028 and $89,984, respectively, for cash paid.

The operating lease liabilities as of September 30, 2024 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 1.8 years. Remaining lease payments as of September 30, 2024 are as follows:

Year ending December 31,
2024	28,644
2025	116,965
2026	70,179
Total lease payments	215,788
Less: imputed interest	(9,510)
Total	$206,278

15.	Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the nine months ended September 30, 2024 and 2023).

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

During the nine months ended September 30, 2024 and 2023, the Company had three operating segments including:

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

Financial statement information by operating segment for the three and nine months ended September 30, 2024 is presented below:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$1,044,744	$1,006,928	$2,051,672	$-	$3,137,138	$2,913,655	$6,050,793
Operating (loss) income	(427,476)	(1,104,457)	(38,177)	(1,570,110)	(1,059,650)	(4,880,607)	(160,892)	(6,101,149)
Interest expense	46,920	3,275	-	50,195	398,579	638,689	-	1,037,268
Depreciation and amortization	-	44,928	141,494	186,422	-	195,317	412,966	608,283
Total assets as of September 30, 2024	14,865	2,098,766	5,730,571	7,844,202	14,865	2,098,766	5,730,571	7,844,202

Financial statement information by operating segment for the three and nine months ended September 30, 2023 is presented below:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$934,861	$1,039,603	$1,974,464	$-	$2,902,247	$2,720,857	$5,623,104
Operating loss	(570,900)	(2,196,637)	153,962	(2,613,575)	(2,294,299)	(5,005,406)	(93,370)	(7,393,075)
Interest expense	(471,506)	1,589,112	-	1,117,606	(254,200)	1,959,859	-	1,705,659
Depreciation and amortization	-	47,365	150,843	198,208	-	161,575	452,523	614,098
Total assets as of December 31, 2023	14,929	3,361,863	5,825,951	9,202,743	14,929	3,361,863	5,825,951	9,202,743

17.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(1,670,439)	$(3,550,649)	$2,014,058	$(7,524,335)

Denominator
Weighted average common shares outstanding, basic	240,912,395	237,860,605	240,691,342	222,693,501
Effect of dilutive securities	-	-	27,371,129	-
Weighted average common shares outstanding, diluted	240,912,395	237,860,605	268,062,471	222,693,501

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net income (loss) from discontinued operations, net of taxes	$0.00	$0.00	$0.04	$(0.01)
Net income (loss) per share	$(0.01)	$(0.01)	$0.01	$(0.03)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net income (loss) from discontinued operations, net of taxes	$0.00	$0.00	$0.04	$(0.01)
Net income (loss) per share	$(0.01)	$(0.01)	$0.01	$(0.03)

18.	Discontinued Operations

On March 6, 2023, HWN divested the ADEX Entities. The divestiture of the ADEX Entities qualified for discontinued operations treatment.

The results of operations of the ADEX Entities have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

The results of operations of the sold business unit have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.

In connection with the sale of HWN’s technology services business unit, the Company is now subject to a non-compete which precludes it from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries qualify for discontinued operations treatment.

The assets and liabilities of AWS PR and Tropical as of September 30, 2024 and December 31, 2023 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of AWS PR and Tropical have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023.

The following table shows the balance of the Company’s discontinued operations as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Current assets:
Cash	$-	$5,075
Accounts receivable	-	1,623,936
Current assets of discontinued operations	$-	$1,629,011

Current liabilities:
Accounts payable and accrued liabilities	$505,782	$1,227,529
Contract liabilities	-	301,757
Current liabilities of discontinued operations	$505,782	$1,529,286

The following table shows the statement of operations for the Company’s discontinued operations for the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2023	2024	2023

Revenue	$4,047,121	$7,558,530	$21,262,934

Operating expenses:
Cost of revenues	3,034,609	4,132,178	16,394,702
Depreciation and amortization	-	-	107,627
Salaries and wages	825,286	1,136,044	3,422,824
General and administrative	125,891	505,578	1,249,979
Total operating expenses	3,985,786	5,773,800	21,175,132

Income from operations	61,335	1,784,730	87,802

Other income (expenses):
Gain on sale of business unit	-	7,950,773	-
Other income	-	1,500	-
Gain (loss) on disposal of subsidiary	-	-	(1,434,392)
Gain on sale of asset	204,081	-	204,081
Exchange loss	-	-	(923)
Total other income (expense)	204,081	7,952,273	(1,231,234)

Pre-tax income (loss) from discontinued operations	265,416	9,737,003	(1,143,432)

Provision for income taxes	-	-	-

Net income (loss) from discontinued operations, net of tax	$265,416	$9,737,003	$(1,143,432)

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

Results of Operations for the Three-Month Periods Ended September 30, 2024 and 2023

Our operating results for the three-month periods ended September 30, 2024 and 2023 are summarized as follows:

	For the three months ended
	September 30,
Statement of Operations Data:	2024	2023

Revenue	$2,051,672	$1,974,464
Operating expenses	3,621,782	4,588,039
Loss from operations	(1,570,110)	(2,613,575)
Total other expense	(100,329)	(1,202,490)
Net income from discontinued operations, net of tax	-	265,416
Net loss attributable to common shareholders	(1,670,439)	(3,550,649)

Revenues

Our revenue increased from $1,974,464 for the three months ended September 30, 2023 to $2,051,672 for the three months ended September 30, 2024, an increase of $77,208. Additionally, there was an improvement in gross profit (revenue minus cost of revenue) of $34,636. The improvement in the gross profit was primarily related to an improvement in more cost-efficient software provider contracts as well as efficiencies resultant in a larger install base.

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

Operating Expenses

During the three months ended September 30, 2024, our operating expenses were $3,621,782, compared to $4,588,039 for the same period of 2023. The decrease of $966,257 is primarily related to a $811,708 decrease in salaries and wages.

Other Expense

During the three months ended September 30, 2024, we had other expense of $100,329, compared to $1,202,490 for the same period of 2023. The decrease of $1,102,161 is primarily related to a decrease in interest expense of $1,067,411 in the 2024 period compared to the same period of 2023.

Net Income from Discontinued Operations, Net of Tax

Discontinued operations did not impact the unaudited condensed consolidated statement of operations for the three months ended September 30, 2024. Net income from discontinued operations, net of tax of $265,416 in the 2023 period included income from operations of $61,335 and a gain on sale of asset of $204,081.

Net Income (Loss)

For the three months ended September 30, 2024, we had net income attributable to High Wire Networks, Inc. common shareholders of $1,670,439, compared to a net loss of $3,550,649 in the same period of 2023.

Results of Operations for the Nine-Month Periods Ended September 30, 2024 and 2023

Our operating results for the nine-month periods ended September 30, 2024 and 2023 are summarized as follows:

	For the nine months ended
	September 30,
Statement of Operations Data:	2024	2023

Revenue	$6,050,793	$5,623,104
Operating expenses	12,151,942	13,016,179
Loss from operations	(6,101,149)	(7,393,075)
Total other (expense) income	(1,621,796)	1,012,172
Net income (loss) from discontinued operations, net of tax	9,737,003	(1,143,432)
Net income (loss) attributable to common shareholders	2,014,058	(7,524,335)

Revenues

Our revenue increased from $5,623,104 for the nine months ended September 30, 2023 to $6,050,793 for the nine months ended September 30, 2024, an increase of $427,689. Additionally, there was an improvement in gross profit (revenue minus cost of revenue) of $743,869. The improvement in the gross profit as a percentage of revenue from 30% for the nine months ended September 30, 2023 to 40% for the nine months ended September 30, 2024 was primarily related to an improvement in more cost-efficient software provider contracts as well as efficiencies resultant in a larger install base.

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

Operating Expenses

During the nine months ended September 30, 2024, our operating expenses were $12,151,942, compared to $13,016,179 for the same period of 2023. The decrease of $864,237 is primarily related to a decrease of $1,193,540 in general and administrative expenses due to certain cost cutting measures and a decrease of $316,180 in cost of revenue due to the efficiencies discussed above. These decreases were partially offset by a $651,298 increase in salaries and wages due to increasing personnel costs as we increase investment in our cybersecurity business, as well as bonuses related to meeting certain strategic objectives.

Other (Expense) Income

During the nine months ended September 30, 2024, we had other expense of $1,621,796, compared to other income of $1,012,172 for the same period of 2023. The change of $2,633,968 is primarily related to a gain on change in fair value of derivative liabilities of $3,140,404 and a gain on extinguishment of derivatives of $1,692,232 during the 2023 period. These changes were partially offset by one-time liquidated damages related to escrow shares of $1,222,000 in the 2023 period along with a gain on extinguishment of warrant liabilities of $921,422 in the 2024 period and a decrease of $668,391 in interest expense in 2024 compared to the 2023 period.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the nine months ended September 30, 2024, we had net income from discontinued operations, net of tax of $9,737,003, compared to a net loss from discontinued operations, net of tax of $1,143,432 in the same period of 2023. The 2024 period included income from operations of $1,784,730, the gain on sale of business unit of $7,950,773, and other income of $1,500, while the 2023 period included income from operations of $87,802, the loss on disposal of subsidiary of $1,434,392, the gain on sale of asset of $204,081, and an exchange loss of $923.

Net Income (Loss)

For the nine months ended September 30, 2024, we had net income attributable to High Wire Networks, Inc. common shareholders of $2,014,058, compared to a net loss of $7,524,335 in the same period of 2023.

Liquidity and Capital Resources

As of September 30, 2024, our total current assets were $1,901,036 and our total current liabilities were $7,101,513, resulting in a working capital deficit of $5,200,477, compared to a working capital deficit of $9,915,819 as of December 31, 2023.

We have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For the nine months ended
	September 30,
	2024	2023

Net cash used in operating activities	$(5,801,122)	$(7,817,319)
Net cash provided by investing activities	$9,767,115	$190,000
Net cash (used in) provided by financing activities	$(4,153,593)	$7,401,821
Change in cash	$(187,600)	$(225,498)

For the nine months ended September 30, 2024, cash decreased $187,600, compared to an decrease in cash of $225,498 for the same period of 2023.

As of September 30, 2024, we had cash of $140,682 compared to $328,282 as of December 31, 2023.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 3, 2024, we issued 959,233 shares of our common stock to a new employee.

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