Form 10-K
period 2024-12-31
HIGH WIRE NETWORKS, INC.
filed 2025-03-31
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2024 based on the closing sales price of the Common Stock as quoted on the OTCQB was $3,130,791. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

On March 24, 2025, the Company effected a 1-for-250 reverse stock split of its common stock (the “Reverse Split”). All common share values and per-share amounts in this form 10-K reflect the Reverse Split.

As of March 31, 2025, there were 1,004,604 shares of registrant’s common stock outstanding.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Such risks and uncertainties include:

●	our ability to successfully execute our business strategies, including the acquisition of other businesses to grow our company and integration of recent and future acquisitions;

●	changes in aggregate capital spending, cyclicality and other economic conditions, and domestic and international demand in the industries we serve;

●	our ability to adopt and master new technologies and adjust certain fixed costs and expenses to adapt to our industry’s and customers’ evolving demands;

●	our ability to obtain additional financing in sufficient amounts or on acceptable terms when required;

●	our ability to adequately expand our sales force and attract and retain key personnel and skilled labor;

●	our dependence on third-party subcontractors to perform some of the work on our contracts;

●	our ability to comply with certain financial covenants of our debt obligations;

●	the impact of new or changed laws, regulations or other industry standards that could adversely affect our ability to conduct our business; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters

These risk factors also should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, you are cautioned not to place undue reliance on any forward-looking statements and you should carefully review this report in its entirety. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

ITEM 1. BUSINESS

Business Overview

HWN, Inc., (d/b/a High Wire Network Solutions, Inc.) (“HWN”) was incorporated in Delaware on January 20, 2017. HWN is a global provider of managed cybersecurity, managed networks, and tech enabled professional services delivered exclusively through a channel sales model. Our Overwatch managed security platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment. HWN has continuously operated under the High Wire Networks brand for 24 years.

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

On August 4, 2023, we formed a new entity – incorporated as Overwatch Cyberlab, Inc. (“OCL”) – which is 80% owned by our company.

On June 27, 2024, HWN entered into an asset purchase agreement with INNO4 LLC pursuant to which INNO4 LLC agreed to purchase certain assets of HWN related to our technology services business unit. Additionally, the asset purchase agreement includes a non-compete which precludes our company from operating businesses similar to that of AWS PR and Tropical for five (5) years from the closing date. All historical operating results for the technology services business unit and for AWS PR and Tropical are presented as results from discontinued operations.

On February 10, 2025, we filed an Information Statement wherein a majority of our stockholders approved an amendment to our Articles of Incorporation authorizing the Reverse Split ranging up to a ratio of 1-for-250 (the “Reverse Split”). On March 24, 2025 the Board of Directors approved the 1-for-250 Reverse Split and the Company filed the amendment to the Articles of Incorporation.

The Reverse Split will not impact the par value of the Company’s common stock or the authorized number of shares of common stock. Our audited consolidated financial statements and the notes thereto are presented giving effect to the Reverse Split.

We provide the following categories of offerings to our customers:

●	Managed Cybersecurity: Recognized by Frost and Sullivan as one of the “Top 12 Managed and Professional Cybersecurity Companies in the Americas” in February 2023 and again in 2024, High Wire’s award-winning Overwatch solution offers organizations end-to-end protection for networks, data, endpoints and users via multiyear, recurring revenue contracts. Managed cybersecurity is a fast-growing technology segment, and it provides nearly 100% recurring revenue through long-term contracts with our average contract length being more than two years. Overwatch delivers services through MSPs, strategic partnerships and alliances, VARs, distributors and network service providers.

●	Secure Voice Corp. Offering wholesale SIP only network transport as an FCC registered IXC and partnering with providers around the country to deliver voice traffic to its end destination SVC provides attractive rates and voice products, running millions of minutes of calls per day.

Our Operating Units

Our company is comprised of the following:

●	Managed Cybersecurity Solutions: High Wire’s Overwatch platform-as-a-service offers organizations end-to-end protection for networks, data, endpoints and users via multiyear recurring revenue contracts in this fast-growing technology segment.

●	Secure Voice Corp: We provided wholesale telecommunications services to other carriers as an FCC registered IXC. We provide these services through a highly resilient virtual switching infrastructure.

Our Industry

The pace of technological evolution continues to accelerate and shows no sign of slowing down. As technology evolves, the demand for more robust networks, faster speeds, better experiences and protection from cyber threats continues to grow. This demand was compounded by the COVID-19 pandemic and the rapid transition to “work from home” for large swaths of the global workforce. Remote learning, virtual meetings, collaboration software and increased email volume, have all transformed and strained the way we do business and share information. Networks can no longer be secured with firewalls and other network centric cybersecurity controls. As a result of these developments, cybersecurity strategy will continue to evolve and create opportunities for companies to innovate and thrive.

With the rapid proliferation of device connectivity and the transition of the workforce to remote or hybrid, cyber security risks have grown significantly. Cyber security challenges have thus increased the demands on enterprise networks and all traditional networks. According to Grandview Research, the Global Cybersecurity market was $222.66 Billion in 2023 and expected to grow at a CAGR of 12.3% through 2030. According to Chainalysis, in 2023, Ransomware payments reached a record $1.1 billion. Cyber risk is now something that every business is forced to address around the globe. Closer to home, a patchwork of legislation has emerged in the United States with various states enacting different requirements for the protection of sensitive data, networks. These requirements often include the imposition of a duty to disclose cyber security incidents. Congress has yet to enact federal laws mandating cyber security protections thus far, but there have been many discussions on the subject. Federal agencies have already issued regulations with cyber risk in mind. For example, the Department of Defense has updated standards for private sector companies doing business with them.

Global Cyber Security spending is expected to exceed $1.75 trillion from 2021 to 2025 according to Cybersecurity Ventures. Enterprises, Service Providers, Wireless Providers, and Managed Service Providers are all working at a feverish pace to keep up with emerging threats. There are over 2,000 different “point” solutions on the market today. Most are focused on a single part of the problem or “attack surface.” Traditional solutions require a lot of work to deploy, constant monitoring, and well-trained personnel to interpret the massive amounts of data they produce. This sets the stage for a company which combines best-in-breed tools with a comprehensive solution.

High Wire Networks, Inc. was recognized by Frost and Sullivan in both the 2024 and 2023 Frost Radar: America’s Top Professional and Managed Cybersecurity Companies, as one of the top 12 companies in the Americas. This was based on a number of criteria around growth and innovation, ranking us amongst the largest and best companies in the industry. One of these criteria is identification and exploitation of mega trend opportunities in the space. Our Overwatch Managed Cybersecurity platform is built around an open ecosystem that is vendor and technology agnostic, and built for scale around extensive automation capabilities. Identifying that customers need vendors that can “meet them exactly where they are at” and truly operationalize cybersecurity for them in a way that they often cannot themselves, resonates with customers as they seek to better improve their security posture.

All of these trends come together at the network level. As networks improve from the carrier to the enterprise, demand for building, managing, and protecting these networks will rise. The amount of money that the industry is predicted to spend on cyber security will increase as well. The contracts to perform these services and provide human capital for them will last years.

INDUSTRY TRENDS AND OPPORTUNITIES

●	Cyber Security Managed Service

●	IOT creating deployment and cyber security opportunities

●	International growth, developing and emerging markets

●	Monetize our existing telecom network (Secure Voice Corp) in new ways

Competitors

Managed Services is a very competitive market and as such, our strategy is to continue to work through distribution channels with existing customer bases and robust sales organizations as well as selectively work with very large Enterprise in markets our channel partners do not serve. We believe that this strategy can provide rapid growth. Many of our competitors are wed to their own software, which makes it challenging to pivot as threats change. We have chosen to avoid this trap, allowing us to pivot quickly as needs change, and not spend tens or hundreds of millions in R&D, risking missing a single tech cycle and burning shareholder capital. Some of our significant competitors would be Arctic Wolf, Cydera, SecureWorks and numerous smaller competitors. This space is rapidly evolving, thus hiring and retaining talent can be challenging. Companies that leverage automation technologies to scale will have a significant advantage. In a crowded and evolving landscape, there will be a continued need to spend on marketing and sales to acquire partners and help them convert and acquire new customers. We believe that with the combination of businesses we have and the extensive investments we have made in hyper-automation and extensive experimentation with Generative Artificial Intelligence products, we will be able to differentiate our services and compete aggressively in this market, capitalizing on and monetizing trends ahead of the competition.

Our Competitive Strengths

We believe our market advantage is our positioning as a trusted authority in the space, our highly experienced management team with long-term relationships, proven track record of growth, and industry reputation for high-quality service. High Wire’s investments in automation technologies, scalable and open architecture, help our partners and our clients create a competitive advantage in the war against cybercriminals.

We believe our additional strengths described below will enable us to continue to compete effectively and to take advantage of anticipated growth opportunities:

●	Recognition by Frost and Sullivan in February of 2023 and again in 2024 as one of the “Top 12 Managed and Professional Cybersecurity Solution Providers”, selected from over 120 companies considered.

●	Extensive sales distribution in cybersecurity and managed services with over 250 established MSP channel partners and over 1,300 paying end clients.

●	Proven ability to recruit, manage and retain high-quality personnel. Our ability to recruit, manage and retain skilled labor is a critical advantage in an industry where the supply of highly skilled and experienced personnel is limited. This is often a key factor in our customers selecting High Wire Networks over our competitors. We believe that our highly skilled team members with professional certifications give us a competitive edge over other companies as we continue to expand and meet our clients’ needs.

●	Expansion of our recurring revenue streams through increased focus on managed services, cyber security services, and professional services programs that are multiple years in duration will increase client retention, grow margins, and make the business more predictable through uncertain economic cycles.

●	Our sales organization has extensive expertise and deep industry relationships. Paired with an effective and efficient marketing message that drives new client acquisition, we believe they position us to compete very well.

●	Our highly experienced management team has deep industry knowledge and brings extensive combined experience across a broad range of disciplines. We believe our senior management team is a key driver of our success and is well-positioned to execute our strategy.

KEY ASPECTS

●	Proven management team in place

●	Extensive automation capabilities in Managed Cyber Services enabling scalability at high margin

●	Competing in high growth markets

●	Global operational capabilities

●	Effective marketing and strong brand awareness in the industry

●	Vast expertise in technology domains

●	Top customers in the industry in every segment

●	Diverse customer base of nearly 500 channel partners across three different sales channels

Our Growth Strategy

●	Under our current management team, we have developed a growth strategy based on a combination of organic growth and growth through operations. Our strategy is focused on building the business on high margin recurring revenue to drive long term sustainability. We have consolidated our sales and management team to leverage the strength of our clients and sell across the existing base. We will continue to focus on existing offerings while adding robust new capabilities.

●	We will continue to grow and expand our award winning, channel focused Overwatch platform. This service leverages our extensive expertise to prevent, detect, and respond to cyber threats 24x7x365. These services are in high demand around the world, and our platform is cutting edge.

●	We intend to expand our relationships with new service partners. We plan to capture and expand new relationships. We believe that the business model for the expansion of these relationships, leveraging our core strengths, experience and broad array of service solutions, will support our business model for organic growth.

●	We plan to increase operating margins by continuing to leverage advanced automation technologies as well as generative artificial intelligence technology to supplement our cybersecurity analysts and scale the business.

●	We expect growth in our cybersecurity business driven by multi-year contracts with recurring revenue. Overwatch’s contractual relationships with our nearly 250 channel partners are driven by MSAs, and High Wire has a 24-year history of partner retention that spans years and decades. Typical customer engagement agreements are three-year contracts. As such, our MRR growth is predictable as it compounds with new partner and new end customer acquisition.

●	In our Managed Cybersecurity segment, our strategy is considered “marketing driven” rather than “sales driven.” A marketing driven strategy drives new partner acquisition faster and more cost effectively. By acquiring partners this way, we typically migrate their entire customer base for at least one service, then move them into additional services once that is completed. This allows us to grow with incremental sales within their existing base, as well as new customers as they add to their base. This creates a “network multiplying effect” to our strategy. Our marketing strategy consists of attending trade shows geared to partners for brand awareness, speaking engagements, thought leadership events, search engine optimization campaigns and building our organic “domain relevance” with search engines by constantly providing expert content, which brings searchers to our site for expertise, not just sales. Behind our marketing, we focus on an efficient capture by our sales organization, which can be kept lean and focused on larger strategic initiatives to enable partners to bring us larger deals. Sales also focuses on the larger enterprise-oriented partners where relationships already exist from our technology services segment.

●	We plan to acquire new partners and help them grow their business. Once partners are acquired and we onboard their customer base, we focus on enablement with them to help them upsell the more complex and high value solutions. This is done with webinars, on-site training, and infotainment events that we co-sponsor with the partners using funds they earn as a percentage of their overall annual sales.

●	We expect to add contractual services in the SVC segment. These services include fully managed and hosted contact center services and voice call origination. Our updated and upgraded infrastructure positions us to grow and scale our traffic, and we believe adding more contractual recurring revenue in this segment will grow enterprise value. 2024 results have validated the scalability and profitability of this model.

●	We intend to grow revenues and market share through selective acquisitions. We plan to acquire companies that enhance our earnings and offer complementary recurring revenue services plus expand our geographic reach and client base. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths, and capture and retain market share. We intend to target companies where we can take advantage of our investments in automation to maximize profitability immediately by significant reductions in headcount.

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

Customers

The majority of our revenue is from partners, as opposed to end customers. This enables us to leverage a smaller sales, sales support and customer service team.

A substantial portion of our revenue is derived from work performed under an MSA and multi-year service contracts with clients subject to the MSA terms. We have entered into MSAs with numerous service providers, VARS, stocking distributors and OEMs. MSAs are generally the contracting vehicle used to render our services for their clients, and we work with many clients under a single MSA with a partner. Customer specific SOWs generally contain customer-specified service requirements, including among others discrete pricing, specific security services to be managed, duration of the agreement, SLAs or service credits. Most of our MSAs may be cancelled by our customers upon minimum notice (typically 60 days), regardless of whether we are or are not in default, however specific customer SOWs may not be canceled without breach or specific causes of action. They are typically multi-year engagements, up to three years in duration, with our average across all end customers being more than two years. For the year ended December 31, 2024, three customers accounted for 8%, 5% and 4%, respectively, of consolidated revenues for the period. These customer relationships are driven by MSAs and relationships that have spanned for several years to over a decade. In addition, amounts due from these customers represented 2%, 0% and 0%, respectively, of trade accounts receivable as of December 31, 2024. For the year ended December 31, 2023, three customers accounted for 5%, 5% and 4%, respectively, of consolidated revenues for the period. In addition, amounts due from these customers represented 0%, 4% and 6%, respectively, of trade accounts receivable as of December 31, 2023.

Suppliers and Vendors

We have supply agreements with major technology vendors and other IXCs. However, for a majority of the managed services we perform, the most significant cost is the personnel in our SOC. We expect to continue to further develop our relationships with our technology vendors and to broaden our scope of work with each of our partners. In many cases, our relationships with our partners have spanned more than three years which we attribute to the relative importance of our solution set to their business, and our commitment to excellence. It is our objective to selectively expand our partnerships moving forward in order to expand our service offerings.

Safety and Risk Management

As a cybersecurity provider we take extensive precautions to defend and protect our systems from cyber risk. We have extensive internal procedures and practice to prevent cyber breaches and educate our personnel on cyber risk. We currently have no claims related to: workers’ compensation claims, general liability and damage claims, errors and omissions claims, cyber-related claims nor claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in all of the states in which we operate. We evaluate our insurance requirements on an ongoing basis to help ensure we maintain adequate levels of coverage internally and externally for our clients.

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

Additionally, we require all employees to pass background checks prior to hiring as a standard human resources practice.

Employees

As of December 31, 2024, we had 38 full-time employees and 5 part-time employees, of whom five were in administration and corporate management, three were accounting personnel, seven were sales personnel and 26 are engaged in professional engineering, operations, project managerial and technical roles.

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

Regulation

Our operations are subject to various federal, state, local and international laws and regulations, including, but not limited to, licensing, permitting and inspection requirements applicable to electricians and engineers; building codes; permitting and inspection requirements applicable to construction and installation projects; regulations relating to worker safety and environmental protection; telecommunication regulations affecting our wireless, wireline and fiber optic business; labor and employment laws; laws governing advertising, and laws governing our public business.

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

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $8,554,067 and $11,950,409 for the years ended December 31, 2024 and 2023, respectively. In addition, we incurred a net loss from continuing operations attributable to common stockholders of $10,121,829 and $12,095,765 for the years ended December 31, 2024 and 2023, respectively. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified communications industry, and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

If we are unable to grow our revenue, we may never achieve or sustain profitability.

To become profitable, we must, among other things, continue increase our revenues. Our total revenues increased modestly from $6,906,160 in the year ended December 31, 2023 to $8,378,708 in the year ended December 31, 2024. In order to become profitable and maintain our profitability, we must, among other things, continue to increase our revenues. We may be unable to sustain our recent revenue growth, particularly if we are unable to develop and market our telecommunications, increase our sales to existing customers or develop new customers. However, even if our revenues continue to grow, they may not be sufficient to exceed increases in our operating expenses or to enable us to achieve or sustain profitability.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

As of December 31, 2024, we had total indebtedness of $2,677,904 consisting of $896,651 of convertible debentures, $1,422,696 of loans payable, and $358,557 of loans payable to related parties. $2,599,779 of this debt is due within the year ending December 31, 2025. Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

An element of our strategy is to establish and maintain alliances with other companies, such as suppliers of products and services as well as third-party software. These relationships enhance our status in the marketplace, which generates new business opportunities and marketing channels and, in certain cases, additional revenue and profitability. To effectively generate revenue out of these relationships, each party must coordinate and support required hence the sales and marketing efforts of the other, often including making a sizable investment in such sales and marketing activity. Our inability to establish and maintain effective alliances with other companies could impact our success in the marketplace, which could materially and adversely impact our results of operations. In addition, as we cannot control the actions of these third-party alliances, if these companies suffer business downturns or fail to meet their objectives, we may experience a resulting diminished revenue and decline in results of operations.

We license third-party software and other intellectual property for use in connection with our platform, including for various third-party product integrations with our platform. Our third-party licenses typically limit our use of intellectual property to specific uses and include other contractual obligations with which we must comply. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Third parties may stop adequately supporting or maintaining their offerings or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to third-party software and intellectual property on reasonable terms or at all, the functionalities available through our platform may be adversely impacted, which could in turn harm our business. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being invalidated and/or result in fines and other damages. If any of the following were to occur, it could harm our business, financial results, and our reputation. We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. If we are unable to obtain or maintain rights to any of this intellectual property because of intellectual property infringement claims brought by third parties against our licensors or against us, our ability to provide functionalities through our platform using such intellectual property could be severely limited and our business could be harmed. Furthermore, regardless of the outcome, infringement claims may require us to use significant resources and may divert management’s attention.

Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the internet security and technology industries are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have patent portfolios that are used against us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.

Our trademarks, copyrights, and other intellectual property could be unenforceable or ineffective.

Intellectual property is a complex field of law in which few things are certain. Competitors may be able to design around our intellectual property, find prior art to invalidate it, or render the patents unenforceable through some other mechanism. If competitors can bypass our patent, trademark and copyright protection without obtaining a sub-license, the Company’s value will likely be materially and adversely impacted. This could also impair the Company’s ability to compete in the marketplace. Moreover, if our patent, trademarks and copyrights are deemed unenforceable, the Company will almost certainly lose any potential revenue it might be able to raise by entering into sub-licenses. This would cut off a significant potential revenue stream for the Company.

The cost of enforcing our trademarks and copyrights could prevent us from enforcing them.

Patent, trademark and copyright litigation has become extremely expensive. Even if we believe that a competitor is infringing on one or more of our patent, trademarks or copyrights, we might choose not to file suit because we lack the cash to successfully prosecute a multi-year litigation with an uncertain outcome, or because we believe that the cost of enforcing our patent(s), trademark(s) or copyright(s) outweighs the value of winning the suit in light of the risks and consequences of losing it, or for some other reason. Choosing not to enforce our patent(s), trademark(s) or copyright(s) could have adverse consequences for the Company, including undermining the credibility of our intellectual property, reducing our ability to enter into sublicenses, and weakening our attempts to prevent competitors from entering the market. As a result, if we are unable to enforce our patent(s), trademark(s) or copyright(s) because of the cost of enforcement, your investment in the Company could be significantly and adversely affected.

 We are making substantial investments in new product offerings and technologies and expect to increase such investments in the future. These efforts are inherently risky, and we may never realize any expected benefits from them.

We have made substantial investments to develop new product offerings and technologies, including our data infrastructure and our secure browser module software, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products, and product offerings. We expect to increase our investments in these new initiatives in the near term, which may result in lower margins. We also expect to spend substantial amounts as we seek to grow the verticals in which we operate our platform and increase our scale and expand our offerings to additional geographic markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves strategies, technologies, and regulatory requirements with which we have limited or no prior development or operating experience. There can be no assurance that demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that product offerings developed by others will render our product offerings non-competitive or obsolete. Further, our development efforts for new product offerings and technologies could distract management from current operations and will divert capital and other resources from our more established product offerings and technologies. Even if we are successful in developing new product offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new product offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed.

Our new products could fail to achieve the sales projections we expected.

Our growth projections assume that with an increased advertising and marketing budget, our products will be able to gain traction in the marketplace at a faster rate than our current products. Our new products may fail to gain market acceptance for any number of reasons. If the new products fail to achieve significant sales and acceptance in the marketplace, this could materially and adversely impact the value of your investment.

The development and commercialization of our products and services are highly competitive.

We face competition with respect to any products and services that we may seek to develop or commercialize in the future. Our competitors include major companies, some publicly listed, in the United States. Many of our competitors have significantly greater financial, technical, and human resources than we have and superior expertise in research and development and MSP/partner relationships and thus may be better equipped than us to provide requisite technical service and to develop and commercialize products. These competitors also compete with us in recruiting and retaining qualified personnel and acquiring technologies. Smaller or early-stage companies may also prove to be significant competitors or disruptors, particularly through collaborative arrangements with large and established companies and/or some of our competitors. Accordingly, our competitors may commercialize products more rapidly or effectively than we can, which would adversely affect our competitive position, the likelihood that our products and services will achieve initial market acceptance and our ability to generate meaningful additional revenues from our products and services.

We must correctly predict, identify, and interpret changes in consumer preferences and demand, offer new products to meet those changes, and respond to competitive innovation.

Consumer preferences may result in the need for our suite of products and services to change continually. Our success depends on our ability to predict, identify, and interpret the tastes and habits of consumers and to offer products and services that appeal to MSP, partner and end customer preferences. If we do not offer products and services that appeal to our customer base, our sales and market share will decrease. We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in customer base preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. If we fail to expand our product and service offerings successfully across categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products and services could decrease, which could materially and adversely affect our product sales, financial condition, and results of operations. In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and services.

Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and avoid infringing the intellectual property rights of others and failure to do so could compromise our competitive position and adversely impact our business.

We depend on relationships with our MSPs, and any adverse changes in their financial strength, tightening of the technical standards required by their end-customers would adversely affect our business, financial condition, and results of operations.

Our success depends on the financial strength and technical standards and reputation of our MSP’s and other partners on our platform. If our MSP’s and other technology partners experience financial difficulties or reputation damage, they may cease participating on projects or our cybersecurity platform, which could impact our results from operations. Our MSP’s and technology partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending by their end customers. The occurrence of one or more of these events, alone or in combination, with a significant number of MSP’s or other technology partners, could harm our business, financial condition, and results of operations.

Our financial performance is dependent on our ability to successfully engage with MSP’s and other technology partners, and these MSP’s and partners are not precluded from offering products and services outside of our offerings.

Our ability to earn revenue is dependent on our MSP’s and other technology partners engaging us with their services to their end customers. MSP’s or other technology partners may attempt to circumvent us, which would adversely affect our ability to earn revenue.

MSP’s and technology partners on our marketplaces may not provide competitive levels of service to end customers, which could materially and adversely affect our operating results.

The ability of our businesses to provide the end customers of our MSP’s and other technology partners with a high-quality experience depends, in part, on end customers receiving competitive levels of convenience, customer service, price and responsiveness from MSP’s and other technology partners. If the end customers are not provided with competitive levels of convenience, customer service, price and responsiveness, the value of our offering may not be realized, which could have a material and adverse effect on our business, financial condition and results of operations.

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.

We may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time consuming and costly, divert management resources, require us to change our platform, or have other adverse effects on our business. While we cannot assure the outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could harm our results of operations and financial condition.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We maintain minimum insurance coverage to protect us against a broad range of risks, at levels we believe are appropriate and consistent with current industry practice. Our objective is to exclude or minimize the risk of financial loss at a reasonable cost.

Nevertheless, we could still be subject to risks in the following areas, among others:

●	losses that might be beyond the limits, or outside the scope, of coverage of our insurance and that may limit or prevent indemnification under our insurance policies,

●	inability to maintain adequate insurance coverage on commercially reasonable terms in the future,

●	certain categories of risks are currently not insurable at a reasonable cost, and

●	no assurance of the financial ability of the insurance companies to meet their claim payment obligations.

Any one or more of these events could have an adverse effect on our business, financial position, profit, and cash flow.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities incurred, will cover any indemnification claims against us relating to any incident, will be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Data breaches or incidents involving our technology or products could damage its business, reputation and brand and substantially harm its business and results of operations.

If the Company’s data and network infrastructure were to fail, or if the Company were to suffer an interruption or degradation of services or other infrastructure environments, it could lose important manufacturing and technical data, which could harm its business. The Company’s facilities, as well as the facilities of third parties that maintain or have access to the Company’s data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. If the Company’s or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, the Company’s ability to operate may be impaired and its business could be adversely affected. A decision to close facilities without adequate notice, or other unanticipated problems, could adversely impact the Company’s operations. The Company’s infrastructure also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that the Company experiences could result in unauthorized access to, misuse of or unauthorized acquisition of its internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in the Company’s operations or damage to the Company’s computer hardware or systems or those of its employees and customers. Moreover, negative publicity arising from these types of disruptions could damage the Company’s reputation.

Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create a risk of cybersecurity incidents. These incidents can include but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, the Company may be unable to anticipate these incidents or techniques, timely discover them or implement adequate preventative measures.

Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. The Company’s network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications the Company develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving the Company’s employees, contractors and temporary staff. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any cybersecurity vulnerabilities. The Company does not currently have a cyber liability insurance policy and even if a policy is purchased, the Company cannot be certain that its coverage will be adequate for liabilities incurred or that insurance will continue to be available to it on economically reasonable terms, or at all.

The significant unavailability of the Company’s services due to attacks could cause users to cease using the Company’s services and materially adversely affect the Company’s business, prospects, financial condition and results of operations. The Company uses software that it has developed, which the Company seeks to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, the Company may not always be successful in executing these upgrades and improvements, which may occasionally fail its systems. The Company may experience periodic system interruptions from time to time. Any slowdown or failure of the Company’s underlying technology infrastructure could harm its business, reputation and ability to execute its business plan, which could materially adversely affect its results of operations. The Company’s disaster recovery plan or those of its third-party providers may be inadequate.

Security incidents or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.

Our continued success depends on our systems, applications, and software continuing to operate and meet the changing needs of our customers, users and financial services partners. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services efficiently and securely. Like all information systems and technology, our platform may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or shutdown of our platform.

Operating our business and products involves the collection, storage, use and transmission of large volumes of sensitive, proprietary and confidential information, including financial and personal information, pertaining to our current, prospective and past users, as well as our staff, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, account takeover attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. Our security measures could also be compromised by our personnel, theft, or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary, and confidential information that we handle. These incidents may remain undetected for extended periods.

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react promptly or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our users’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

A security breach or other security incident, or the perception that one has occurred, could result in a loss of confidence by both our users and financial services partners and damage our reputation and brand, reduce demand for our products, disrupt normal business operations, require us to expend significant capital and resources to investigate and remedy the incident and prevent a recurrence, and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our users and financial services partners that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to continue to increase as we continue to grow, process, store and transmit an increasingly larger and larger volume of data.

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruptions and delays in services and operations, which could harm our business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing, and other attacks against online networks have become more prevalent and may occur on our systems in the future. We have implemented security measures, such as multi-factor authentication and security incident and event management tools. But any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, resulting in the misappropriation of funds, and be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. As cyberattacks evolve, the cost of measures designed to prevent such attacks continues to increase, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.

Service disruptions, outages and other performance problems can be caused by a variety of factors, including infrastructure changes, cybersecurity threats, third-party service providers, human or software errors and capacity constraints.

If our services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for our solutions from target customers. We have processes and procedures in place designed to enable us to recover from a disaster or catastrophe and continue business operations. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect our business and financial results.

Changes in government regulation could adversely impact our business.

The Company is subject to legislation and regulation at the federal and local levels and, in some instances, at the state level. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state, and local laws, which cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could adversely impact our business.

Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing or matching commercial property and business borrowers with financial services providers may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.

Compliance with these requirements may render it more difficult for us and our financial services partners to operate or may raise our internal costs or the costs of our financial services partners, which may be passed on to us through less favorable commercial arrangements. While we have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear and the failure to comply with any such applicable requirements may require us to expend significant capital and resources to investigate and remedy the noncompliance and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Moreover, any of the licenses or rights currently held by us or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, we or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

Global health concerns and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Global health concerns have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. Risks related to consumers and businesses lowering or changing spending, which impact domestic and international spend. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These measures may remain in place for a significant period of time, and they are likely to continue to adversely affect our business, results of operations and financial condition.

The spread of the contagious and fatal diseases may cause us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which a global pandemic may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. A future pandemic could have a material impact on our results of operations, and we will continue to monitor the global health situation closely.

We rely on confidentiality agreements with our suppliers, employees, consultants and other parties; the breach of such agreements could adversely affect our business and results of operations.

We rely on proprietary information, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our proprietary information or trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel at the expense of other tasks related to our business.

The imposition of new governmental export or import controls or of international sanctions could require us to comply with additional compliance obligations or limit our ability to compete in foreign markets.

If we fail to comply with applicable export and import regulations or our sanctions compliance obligations, we may be subjected to fines or other penalties or be unable to export our technologies into other countries. Our cybersecurity solutions and technologies incorporate encryption technology that may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our customers with international operations from utilizing our solutions and technologies throughout their global systems, or hinder the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our customers’ ability to implement, our technologies in those countries. New export, import, or sanctions restrictions against certain persons, entities, regions, or countries (such as those imposed on Russia and otherwise in response to the ongoing military conflict between Russia and Ukraine), changes to product classification processes, or new legislation or shifting approaches in the enforcement or scope of existing regulations, could result in decreased use of our solutions and technologies by existing customers with international operations, loss of sales to potential customers with international operations, and decreased revenue.

If our solutions do not interoperate with our customers’ IT infrastructure, our solutions may become less competitive and our results of operations may be harmed.

Our solutions must effectively interoperate with each customer’s existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors and contains multiple generations of products and services that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems and avoid disruptions when we provide software updates or patches to defend against particular vulnerabilities. Ineffective interoperation could increase the risk of a successful cyber-attack and violations of our service level agreements, which would require us to provide service credits that would reduce our revenue.

New and evolving information security, cybersecurity and data privacy laws and regulations may result in increased compliance costs, impediments to the development or performance of our offerings, and monetary or other penalties.

We are currently subject, and may become further subject, to federal, state and foreign laws and regulations regarding the privacy and protection of personal data or other potentially sensitive information. These laws and regulations address a range of issues, including data privacy, cybersecurity and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory frameworks for data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, are rapidly evolving and are likely to remain uncertain for the foreseeable future.

In the United States, federal, state and local governments have enacted data privacy and cybersecurity laws (including data breach notification laws, personal data privacy laws and consumer protection laws). For example, the California Privacy Rights Act, referred to as the CPRA, which updated the California Consumer Privacy Act of 2018, referred to as the CCPA, went into effect on January 1, 2023 and imposes obligations on certain businesses, service providers, third parties and contractors. These obligations include providing specific disclosures in privacy notices and granting California residents certain rights related to their personal data. The CCPA imposes statutory fines for non-compliance (up to $7,500 per violation). Other states have proposed privacy laws with similar compliance obligations.

Internationally, most of the jurisdictions in which we operate have established their own data security and privacy legal frameworks with which we or our customers must comply. For example, in the European Economic Area, the General Data Protection Regulation, or GDPR, imposes stringent operational and governance requirements for companies that collect or process personal data of residents of the European Union and Iceland, Norway and Lichtenstein. The GDPR also provides for significant penalties for non-compliance, which can be up to four percent of annual worldwide “turnover” (a measure similar to revenues in the United States). Following the withdrawal of the United Kingdom from the European Union (i.e., Brexit), and the expiry of the Brexit transition period which ended on December 31, 2020, the European Union GDPR has been implemented in the United Kingdom, referred to as the U.K. GDPR. The U.K. GDPR sits alongside the U.K. Data Protection Act 2018, which implements certain derogations in the E.U. GDPR into English law. The requirements of the U.K. GDPR, which are (at this time) largely aligned with those under the E.U. GDPR, may lead to similar compliance and operational costs and potential fines.

Some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, under the GDPR and a growing number of other legislative and regulatory requirements globally, jurisdictions are adopting consumer, regulator and customer notification obligations and other requirements in the event of a data breach.

The costs of compliance with, and other burdens imposed by, these laws and regulations may become substantial and may limit the use and adoption of our offerings in new or existing locations, require us to change our business practices, impede the performance and development of our solutions, lead to significant fines, penalties or liabilities for noncompliance with such laws or regulations, including through individual or class action litigation, or result in reputational harm. We also may be subject to claims of liability or responsibility for the actions of third parties with which we interact or upon which we rely in relation to various services, including, among others, vendors and business partners.

The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this prospectus.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the markets in which we compete meet the size estimates and growth forecasted in this prospectus, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this prospectus should not be taken as indicative of our future growth.

Our business is subject to the risk of earthquakes, fire, power outages, floods, other natural disasters, the physical effects of climate change and other catastrophic events, and to interruption by manmade events such as terrorism.

Our business is vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, droughts and wildfires, and other similar events. The third-party systems and operations and suppliers and service providers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and service providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products. We plan to initially engineer, manufacture and assemble our vehicles at a single facility in Normal, Illinois. Further, in many cases, we rely on a single-source supplier for vehicle parts. Any prolonged disruption of operations at our manufacturing facility or our suppliers’ facilities, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disasters, pandemics or otherwise, whether short- or long-term, would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Our Industry

Our industry is highly competitive, with a variety of larger companies with greater resources competing with us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our market share and harm our financial performance.

The contracts on which we bid are generally awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes based on other factors, such as shorter contract schedules, larger scale to complete projects or prior experience with the customer. Managed Services is a very competitive market and as such, our strategy to work exclusively through distribution channels with existing customer bases and robust sales organizations that can provide rapid growth. Most of our competitors are not channel only, but rather serve customers directly as well as have a channel component. Many are also wed to their own software, which makes it challenging to pivot as threats change. Some of our significant competitors would be Arctic Wolf, ArmourPoint, Solutions Granted, Cyflare and Netsurion, and numerous smaller competitors. Our current and potential larger competitors in the professional services sector include CentricsIT, ADB Tech, Zero Day, Core Technologies, Broadview and Damovo. In some segments of our business, price is often an important factor in determining which service provider is selected by our customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in price to our services, and we may not be able to maintain or enhance our competitive position.

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

Other Risks Relating to Our Company and Results of Operations

Our reported financial results may be negatively impacted by changes in U.S. GAAP and financial reporting requirements.

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies, including the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results. Any future change in U.S. GAAP principles and financial reporting requirements or interpretations could also have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

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

In addition, at December 31, 2024, we also had outstanding $896,651 aggregate principal and $0 accrued interest of convertible debentures that were convertible into 40,486 shares of common stock on that date. As of December 31, 2024, there were also outstanding warrants to purchase an aggregate of 166,444 shares of our common stock at a weighted-average exercise price of $25.81 per share, and outstanding stock options to purchase 125,557 shares of our common stock at a weighted-average exercise price of $23.77 per share, 98,640 of which were exercisable as of such date at a weighted-average exercise price of $27.10 per share. As of December 31, 2024, there were also outstanding preferred shares convertible into 222,111 shares of our common stock based on the conversion terms of each class. The conversion of a significant principal amount of our outstanding convertible debt securities into shares of our common stock, our repayment of a significant amount of principal, interest or other amounts payable under such debt securities in shares of our common stock or the exercise of outstanding warrants at prices below the market price of our common stock could adversely affect the market price of our common stock. The market price of our common stock also may be adversely affected by our issuance of shares of our capital stock or convertible securities in connection with future acquisitions, or in connection with other financing efforts.

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

We may issue additional debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our securities.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders.

Any additional preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your securities and diluting your interest in us. In addition, we can change our leverage strategy from time to time without the approval of holders of our common stock, which could materially adversely affect the market share price of our securities

Our shares of common stock are subject to penny stock regulations. Because our common stock is a penny stock, holders of our common stock may find it difficult or may be unable to sell their shares.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Batavia, Illinois. We are occupying our 8,050 sq ft offices under a three-year lease that expires in July 2026 and has current monthly lease payments of $9,548.

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

On March 28, 2025, the closing sale price of our common stock, as reported by OTC Markets, was $0.0365 per share. On March 31, 2025, there were 113 holders of record of our common stock and 1,004,604 common shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unregistered Sales of Equity Securities

During the year 2024, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities, the grants of shares of common stock under our 2012 Performance Incentive Plan, and the shares of common stock issued pursuant to a Securities Purchase Agreement discussed in the notes to our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

On September 1, 2024, we issued 3,837 shares of our common stock to Edward Vasko upon his appointment as our chief operations officer.

On December 20, 2024, we issued 4,000 shares of our common stock to ARIN Funding LLC in connection with the issuance of a note payable.

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

Our consolidated financial statements and related notes are presented in accordance with U.S. GAAP. These consolidated financial statements include the accounts of the Company including High Wire and its subsidiaries, HWN, SVC and Cyberlabs. All subsidiaries except for Cyberlabs are wholly-owned. Cyberlabs is 80% owned by High Wire and 20% owned by an individual third party.

On March 6, 2023, High Wire sold the ADEX Corporation and its subsidiaries. The operations of the ADEX Corporation have been included as discontinued operations in the accompanying financial statements.

On June 27, 2024, HWN sold the assets of its Technology Service business. The operations of the Technology Service business have been included as discontinued operations in the accompanying financial statements

Description of Business

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

We provide the following category of offerings to our customers:

●	Security: High Wire’s award-winning Overwatch Managed Security offers organizations end-to-end protection for networks, data, endpoints, and users via multiyear recurring revenue contracts in this fast-growing technology segment. This segment is nearly 100% recurring revenue with multi-year contracts. Overwatch delivers services through Managed Service Providers (MSPs), strategic partnerships and alliances, Value Added Resellers (VARs), Distributors, and Network Service Providers.

Our Operating Units

Our company is comprised of the following two operating units:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Cybersecurity, all network managed services, all managed services performed under a Statement of Work (SoW), and

●	SVC, which is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers revenue.

Factors Affecting Our Performance

Changes in Demand for Data Security and IT

Cybersecurity is a dynamic and rapidly evolving sector. Our Overwatch cybersecurity platform is built to incorporate and accommodate the rapidly evolving landscape. Leveraging native Artificial Intelligence within the toolsets we use and our own hyper automated threat correlation and detection capabilities, we can deliver faster and more accurate detection and response to cyber threats at scale. This highly automated, open architecture design allows us to add or remove technologies quickly to adapt to the changing threats presented by adversaries and protect our clients.

As companies continue to return employees to the office, demand for IT and cybersecurity updates and upgrades has returned. Companies around the world shifted IT and cybersecurity budgets to “work from home” capabilities as the pandemic struck, and now must shift their budgets to a hybrid strategy. Dated infrastructure is no longer secure, and IPv6 standards to accommodate larger networks are forcing upgrades. Networks must now account for cloud applications, Software-as-a-Service (“SaaS”) applications, on premise networks and “work from anywhere” tendencies of the modern workforce.

Our Ability to Recruit, Manage and Retain High-Quality IT and Telecommunications Personnel

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

Our Ability to Expand and Diversify Our Customer Base

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

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our historical consolidated financial statements. The impact of these policies affects our reported and expected financial results and are discussed in this section. We have discussed the development, selection and application of our critical accounting policies with the Board of Directors, and the Board of Directors has reviewed the disclosure relating to our critical accounting policies in this section.

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our historical consolidated financial statements. The notes to our consolidated financial statements included elsewhere in this prospectus contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

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

Revenue Service Types

The following is a description of the Company’s revenue service types, which include professional services and construction:

●	Managed Services are services provided to the clients where the Company monitors, maintains, handles break/fix issues and protects customer networks. The Managed Services Segment encompasses all of the Company’s recurring revenue businesses including Overwatch, all network managed services, all managed services performed under an SOW and the Company’s SVC revenue.

Disaggregation of Revenues

For the years ended December 31, 2024 and 2023, the Company had two revenue operating segments including:

●	Cybersecurity, which consists of the Company’s HWN subsidiary.

●	SVC, which consists of the Company’s SVC subsidiary.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. The Company’s HWN reporting unit, which included goodwill of $382,750 and $1,732,431 as of December 31, 2024 and 2023, respectively, had negative carrying values as of each date. During the year ended December 31, 2024, and 2023, there were a goodwill impairment charge of $1,207,234 and $2,243,820, respectively, on the Company’s SVC reporting unit.

In connection with the sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity, the Company assigned $1,349,681 of HWN’s goodwill to the sold assets. This amount was based on relative fair values in accordance with ASC 350-20-40 and is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the consolidated statement of operations for the year ended December 31, 2024.

Intangible Assets

At December 31, 2024 and 2023, definite-lived intangible assets consist of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the year ended December 31, 2024. During the year ended December 31, 2023, there was an intangible asset impairment charge of $438,374 on HWN’s customer relationships and lists.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Other than the intangible asset impairment charges noted above, there were no impairment charges recorded on long-lived assets during the years ended December 31, 2024 and 2023.

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2024 and 2023, respectively, the Company had warrant liabilities of $80,520 and $833,615.

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

We generated losses in 2024 and 2023, and High Wire has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2024, we had an operating loss of $8,554,067, cash flows used in continuing operations of $8,593,948, and a working capital deficit of $6,224,966. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of Annual Report on Form 10-K.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2024 and 2023.

Our operating results for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended
	December 31,
Statement of Operations Data:	2024	2023

Revenue	$8,378,708	$6,906,160
Operating expenses	16,932,775	18,856,569
Loss from operations	(8,554,067)	(11,950,409)
Total other (expense) income	(1,567,762)	(145,356)
Net income (loss) from discontinued operations, net of tax	9,737,003	(2,390,235)
Net income (loss) attributable to common shareholders	$(384,826)	$(14,486,000)

Revenues

Our revenue increased from $6,906,160 for the year ended December 31, 2023 to $8,378,708 for the year ended December 31, 2024.

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

Operating Expenses

Cost of revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by our Security Operations Center (SOC) employees, direct subscription services, and other direct costs.

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

During the year ended December 31, 2024, our operating expenses were $16,932,775, compared to operating expenses of $18,856,569 for the same period of 2023. The decrease of $1,923,794 was primarily related to a decrease of $586,027 in salaries and wages due to certain cost cutting measures taken during 2024, a decrease in general and administrative expenses of $1,175,613, a decrease of $1,474,960 due to goodwill and intangible impairment charges, and a decrease of $49,619 in depreciation and amortization.

Other Expense

During the year ended December 31, 2024, we had other expense of $1,567,762, compared to other expense of $145,356 for the same period of 2023. The change of $1,422,406 is primarily related to a gain on change in fair value of derivative liabilities of $3,140,404 and a gain on extinguishment of derivatives of $1,692,232 during the 2023 period. These changes were partially offset by one-time liquidated damages related to escrow shares of $1,222,000 in the 2023 period along with a gain on extinguishment of warrant liabilities of $921,422 in the 2024 period and a decrease of $1,295,085 in interest expense in 2024 compared to the 2023 period.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the year ended December 31, 2024, we had net income from discontinued operations, net of tax of $9,737,003, compared to a net loss from discontinued operations, net of tax of $2,390,235 in the same period of 2023. The 2024 period included income from operations of $1,786,230, the gain on sale of business unit of $7,950,773, while the 2023 period included loss from operations of $280,865, the loss on disposal of subsidiary of $1,434,392, and the gain on sale of asset of $204,081.

Net Income (Loss)

For the year ended December 31, 2024, we had net loss attributable to High Wire Networks, Inc. common shareholders of $384,826, compared to a net loss of $14,486,000 in the same period of 2023.

Liquidity and Capital Resources

As of December 31, 2024, our total current assets were $1,263,745 and our total current liabilities were $7,488,711, resulting in a working capital deficit of $6,224,966, compared to a working capital deficit of $9,915,819 as of December 31, 2023.

We have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(6,125,491)	$(7,931,673)
Net cash provided by investing activities	$9,766,321	$190,000
Net cash (used in) provided by financing activities	$(3,753,363)	$7,426,003
Change in cash	$(112,533)	$(315,670)

For the year ended December 31, 2024, cash decreased $112,553 compared to a decrease in cash of $315,670 for the same period of 2023. For the year ended December 31, 2024, net cash provided by financing activities included net repayments of loans payable of $891,406, net repayments of convertible debentures of $1,423,499, repayments of loans payable to related parties of $111,314 and net repayments of factor financing of $1,361,656. Net cash used in operating activities included the net loss from continuing operations of $10,121,829, as well as a net cash outflow from changes in operating assets and liabilities of $1,738,008.

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

As of December 31, 2024, we had cash of $220,824 compared to $333,357 as of December 31, 2023.

Indebtedness

As of December 31, 2024, the outstanding balances of loans payable to related parties, loans payable, convertible debentures, and factor financing were $358,557, $1,375,727, $838,192 and $0, respectively. The loans payable to related parties, loans payable, and convertible debentures amounts are net of debt discounts of $0, $46,969, and $58,459, respectively.

The total outstanding principal balance per the loan agreements and factor financing due to our debt holders was $2,677,904 at December 31, 2024. We are currently in discussions with certain of our creditors to restructure some of these loan agreements to reduce the principal balance and extend maturity dates. However, there can be no assurance that we will be successful in reducing the principal balance or extending the maturity dates of any of our outstanding notes.

Loans Payable to Related Parties

At December 31, 2024 and 2023, we had outstanding the following loans payable to related parties:

	December 31,
	2024	2023
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$115,672	$100,000
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025, net of debt discount of $0 and $10,968, respectively	242,885	154,032
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $25,297, respectively	-	44,703
Total	$358,557	$298,735

Less: Current portion of loans payable to related parties	(358,557)	(254,032)

Loans payable to related parties, net of current portion	$-	$44,703

Additional information on our loans payable to related parties is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Loans Payable

As of December 31, 2024 and 2023, loans payable consisted of the following:

	December 31,
	2024	2023
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $23,040, respectively	$156,250	$623,118
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $18,240, respectively	156,250	692,885
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025, net of debt discount of $0 and $26,786, respectively	195,333	630,092
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025, net of debt discount of $0 and $24,986, respectively	240,000	700,059
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	-	217,400
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $0 and $1,000 respectively	-	47,741
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $ 0 and $2,500 respectively	-	84,508
Channel Partners Capital LLC Loan, matures May 14, 2026, net of debt discount of $2,986	233,101	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures September 29, 2025, net of debt discount of $40,739	256,767	-
OnDeck Capital Loan, matures November 27, 2025, net of debt discount of $3,244	138,026	-
Total	$1,375,727	$2,995,803

Less: Current portion of loans payable	(1,297,602)	(2,995,803)

Loans payable, net of current portion	$78,125	$-

Additional information on our loans payable is set forth in our consolidated financial statements included in this report in Item 8, Financial Statements and Supplementary Data.

Convertible Debentures

At December 31, 2024 and 2023, we had outstanding the following convertible debentures:

	December 31,
	2024	2023
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $36,372 and $282,945, respectively	$663,628	$417,055
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025, net of debt discount of $22,086 and $0, respectively	174,564
Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note, James Marsh, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2024	-	23,894
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $181,894, respectively	-	268,106
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $0 and $407,890, respectively	-	36,555
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $0 and $206,666, respectively	-	15,556
Total	$838,192	$1,011,166

Less: Current portion of convertible debentures, net of debt discount/premium	(838,192)	(326,005)

Convertible debentures, net of current portion, net of debt discount	$-	$685,161

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 for the reasons discussed above.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and officers are as follows:

Name	Position	Age	Date First Elected or Appointed
Mark W. Porter	Chief Executive Officer and Chairman of the Board	52	March 1, 2021
Curtis E. Smith	Chief Financial Officer	57	May 31, 2023
Stephen W. LaMarche	Former Chief Operating Officer and Director	61	August 9, 2021
Edward Vasko	Chief Operating Officer	54	September 19, 2024
Peter H. Kruse	Director	61	September 27, 2021

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

Stephen W. LaMarche, Former Chief Operating Officer and Director

On August 9, 2021, Stephen W. LaMarche was appointed to the Board of Directors. Since 2019, Mr. LaMarche has been providing consulting services to the managed technology and professional services space where he has extensive experience leading sales & marketing, product and service innovation, finance and operational management. From 2016 to 2018, Mr. LaMarche served as Vice President of Product Management at TPx Communications. On February 1, 2023, the Board appointed Stephen W. LaMarche to serve as our Chief Operating Officer. On September 19, 2024, Stephen LaMarche, the former Chief Operations Officer of High Wire Networks, Inc. (the “Company”), resigned from his position with the Company. Mr. LaMarche will remain on the Company’s Board of Directors (the “Board”).

Edward Vasko, Chief Operating Officer

On September 19, 2024, the Board appointed Edward Vasko, the Chief Executive Officer of the Company’s Overwatch managed cybersecurity services division (“Overwatch”), to serve as Chief Operations Officer of the Company, effective immediately. Mr. Vasko will continue to serve as the Chief Executive Officer of Overwatch. Mr. Vasko, 54, has more than 33 years of experience in the cybersecurity industry, including extensive experience in business formation and development. He has also led several strategic mergers and acquisitions and exits. As a respected industry thought leader, he has addressed the national cybersecurity workforce development requirements for protecting the United States and its allies. Prior to joining the Company, from February 2020 until July 2024, Mr. Vasko served as the Director of Boise State University’s Institute of Pervasive Cybersecurity, a leader in cybersecurity research and host of the competency development hub known as the Cyberdome. From May 2019 until May 2020, Mr. Vasko served as Senior Vice President, Service Delivery, DevSecOps, and Customer Success of Avertium, a cybersecurity firm.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for the years ended December 31, 2024 and 2023.

							Changes in
							Pension Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Mark W. Porter	2024	266,923	150,750	—	95,813	—	—	–		513,486
Chief Executive Officer	2023	259,615	—	—	151,789	—	—	27,500	(a)	438,904

Curt Smith (1)	2024	257,000	137,463	—	279,019	—	—	15,595	(b)	689,077
Chief Financial Officer	2023	171,384	—	—	500,627	—	—	—		672,011

Stephen W. LaMarche (2)	2024	228,923	150,750	—	299,003	—	—	25,767	(b)	704,443
Chief Operating Officer	2023	228,462	—	—	580,347	—	—	—		808,809

Daniel J. Sullivan (3)	2024	–	—	—	—	—	—	—		–
Former Chief Financial Officer	2023	112,529	—	—	—	—	—	—		112,529

Edward Vasko	2024	$86,667	—	$40,000	—	—	—	—		$126,667
Chief Operating Officer	2023	-	—	—	—	—	—	—		-

(a)	This amount represents a car allowance.

(b)	This amount represents medical insurance premiums paid by the Company.

(1)	Mr. Smith was appointed as the Company’s Chief Financial Officer on May 31, 2023

(2)	Mr. LaMarche was appointed as the Company’s Chief Operating Officer on January 31, 2023

(3)	Mr. Sullivan, the Company’s former Chief Financial Officer, retired effective May 31, 2023

(4)	The determination of the value of option awards is based upon the Black-Scholes option pricing model, details and assumptions of which are set out in Note 14 to the Company’s financial statements for the years ended December 31, 2024 and 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the outstanding equity awards held by the named executive officers and directors as of December 31, 2024. Note the table below does not take into account the Reverse Split.

	Equity compensation plans not approved by shareholders		Equity compensation plans approved by shareholders
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options exercisable	Option exercise price	Option expiration
Name and Principal Position	(#)	(#)	(#)	(#)	($)	date
Current Officers:
Mark W. Porter
First Award		13,274			$11.28	June 21, 2029
Second Award			876	375	$11.28	June 21, 2029
Third Award				3,579	$11.28	June 21, 2029
Fourth Award				1,096	$11.28	June 21, 2029
Fifth Award				591	$11.28	June 21, 2029
Sixth Award				947	$11.28	June 21, 2029
Seventh Award				685	$11.28	June 21, 2029
Eighth Award			-	3,061	$11.28	June 21, 2029
Ninth Award				1,531	$12.25	September 30, 2029
Tenth Award				2,083	$9.28	December 31, 2029

Curtis E. Smith
First Award				16,044	$11.28	June 21, 2029
Second Award				2,815	$11.28	June 21, 2029
Third Award				3,878	$11.28	June 21, 2029
Fourth Award				1,939	$12.25	September 30, 2029
Fifth Award				1,667	$9.28	December 31, 2029

Stephen W. LaMarche
First Award				402	$11.28	June 21, 2029
Second Award				1,143	$11.28	June 21, 2029
Third Award				3,478	$11.28	June 21, 2029
Fourth Award				16,044	$11.28	June 21, 2029
Fifth Award				702	$11.28	June 21, 2029
Sixth Award				473	$11.28	June 21, 2029
Seventh Award				757	$11.28	June 21, 2029
Eighth Award				548	$11.28	June 21, 2029
Ninth Award				2,449	$11.28	June 21, 2029
Tenth Award				1,224	$12.25	September 30, 2029
Eleventh Award				1,667	$9.28	December 31, 2029

Current Directors:
Peter H. Kruse
First Award				387	$11.28	June 21, 2029
Second Award				1,143	$11.28	June 21, 2029
Third Award				1,182	$11.28	June 21, 2029
Fourth Award				2,712	$11.28	June 21, 2029

Former Officers:
Daniel J. Sullivan
First Award		310			$145.00	February 21, 2026
Second Award			519	1,210	$63.63	August 18, 2026

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Mark W. Porter Employment Agreement

On March 31, 2021, we entered into an employment agreement (the “Porter Employment Agreement”) with Mark W. Porter, our Chief Executive Officer, pursuant to which Mr. Porter will serve as our Chief Executive Officer for an initial term of five (5) years with automatic two (2) year renewals unless terminated by us or Mr. Porter. Pursuant to the Porter Employment Agreement, Mr. Porter will receive an annual base salary of $375,000, plus an annual cash bonus based on our achievement of certain performance targets made at the discretion of our Board. If all performance targets are achieved, Mr. Porter’s annual cash bonus shall not be less than five percent (5%) of our earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation, derivative-related expenses and other certain non-cash expenses (“EBITDA”), for the applicable year. Additionally, until the Company is listed on a major stock exchange, Mr. Porter is receiving cash salary of $300,000 per annum with the difference from the annual base salary being awarded in the Company’s stock options calculated using the Black-Scholes valuation method. Mr. Porter’s employment agreement includes customary provisions for compensation provisions based on change of control and termination.

Stephen W. LaMarche Employment Agreement

On January 31, 2023, we entered into an employment agreement (the “LaMarche Employment Agreement”) with Stephen W. LaMarche, our Chief Operating Officer, pursuant to which Mr. LaMarche will serve as our Chief Operating Officer for an initial term of three (3) with automatic two (2) year renewals unless terminated by us or Mr. LaMarche. Pursuant to the LaMarche Employment Agreement, Mr. LaMarche will receive an annual base salary of $360,000, plus an annual cash bonus based on our achievement of certain performance targets made at the discretion of our Board. If all performance targets are achieved, Mr. LaMarche’s annual cash bonus shall not be less than five percent (5%) of our EBITDA for the applicable year. Additionally, until the Company is listed on a major stock exchange, Mr. LaMarche is receiving cash salary of $180,000 per annum with the difference from the annual base salary being awarded in the Company’s stock options calculated using the Black-Scholes valuation method. Mr. LaMarche’s employment agreement includes customary provisions for compensation provisions based on change of control and termination.

Curtis E. Smith Employment Agreement

On June 29, 2023, we entered into an employment agreement (the “Smith Employment Agreement”) with Curtis E. Smith, our Chief Financial Officer, pursuant to which Mr. Smith will serve as our Chief Financial Officer for an initial term of three (3) with automatic two (2) year renewals unless terminated by us or Mr. Smith. Pursuant to the Smith Employment Agreement, Mr. Smith will receive an annual base salary of $360,000, plus an annual cash bonus based on our achievement of certain performance targets made at the discretion of our Board. If all performance targets are achieved, Mr. Smith’s annual cash bonus shall not be less than one percent (1%) of our EBITDA for the applicable year. Additionally, until the Company is listed on a major stock exchange, Mr. Smith is receiving cash salary of $300,000 per annum with the difference from the annual base salary being awarded in the Company’s stock options calculated using the Black-Scholes valuation method. Upon obtaining the listing to a major stock exchange, Mr. Smith is entitled to a one-time bonus of $75,000. Mr. Smith’s employment agreement includes customary provisions for compensation provisions based on change of control and termination.

Edward Vasko Employment Agreement

On September 19, 2024, the Board appointed Edward Vasko, the Chief Executive Officer of the Company’s Overwatch managed cybersecurity services division (“Overwatch”), to serve as Chief Operations Officer of the Company, effective immediately. Mr. Vasko will continue to serve as the Chief Executive Officer of Overwatch. Mr. Vasko, 54, has more than 33 years of experience in the cybersecurity industry, including extensive experience in business formation and development. He has also led several strategic mergers and acquisitions and exits. As a respected industry thought leader, he has addressed the national cybersecurity workforce development requirements for protecting the United States and its allies. Prior to joining the Company, from February 2020 until July 2024, Mr. Vasko served as the Director of Boise State University’s Institute of Pervasive Cybersecurity, a leader in cybersecurity research and host of the competency development hub known as the Cyberdome. From May 2019 until May 2020, Mr. Vasko served as Senior Vice President, Service Delivery, DevSecOps, and Customer Success of Avertium, a cybersecurity firm.

Pursuant to the employment agreement (“Vasko Employment Agreement”) from the Company in connection with Mr. Vasko’s position as Chief Executive Officer of Overwatch, which will remain in effect in connection with his appointment as Chief Operations Officer of the Company, in consideration for his service Mr. Vasko will receive an annualized base salary of $260,000 and will receive a one-time equity award with a grant date fair value of $40,000. In addition, Mr. Vasko will be eligible for (i) a target quarterly cash bonus in an amount of up to $45,000 based on a revenue target for existing revenue and (ii) a target quarterly cash bonus in an amount of up to $81,250 based on a revenue target for incremental net new revenue.

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

Name and Principal	Fiscal	Fees earned or paid in cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Position	Year	($)	($)	($)(3)	($)	($)	($)		($)
Stephen W. LaMarche (1)	2024	—	—	—	—	—	—	(2)	—
Director and Former Chief Operating Officer	2023	—	—	—	—	—	25,000	(2)	25,000

Peter H. Kruse	2024	—	—	9,142	—	—	11,000		20,142
Director	2023	—	—	36,791	—	—	42,500		79,291

(1)	Mr. LaMarche was appointed as the Company’s Chief Operating Officer on January 31, 2023 and resigned on September 19, 2024.

(2)	Represents consulting fees. Mr. LaMarche was to be paid $15,000 per month as a consulting retainer through January, 2023 at which time he converted to a full-time employee.

(3)	The determination of the value of option awards is based upon the Black-Scholes option pricing model, details and assumptions of which are set out in Note 14 to the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2025, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of March 31, 2025, we had a total of 1,004,604 shares of common stock outstanding.

	Number of shares and nature of	Percent of
	beneficial	common stock
Name of beneficial owner	ownership (1)	outstanding (2)
Mark W. Porter (3)	113,432	11.3%
Curtis E. Smith (4)	15,112	1.5%
Peter H. Kruse (5)	5,423	*
Stephen W. LaMarche (6)	15,222	1.5%
Edward Vasko	3,837	*
All directors and officers as a Group	153,026	14.9%
Shannon Kizer (7)	220,000	21.9%
Aaron Kizer (8)	44,000	4.4%
Jason Kizer (9)	88,000	8.8%
William Kizer (10)	88,000	8.8%
Herald Investment Management (11)	64,000	6.4%
Mark Munro IRA, Trust & 1996 Charitable Remainder UniTrust (12)	72,560	7.2%

*	Less than 1%

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants) of March 31, 2025. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. Includes 63,856 shares of common stock issuable upon the exercise of vested stock options and 85,333 shares of common stock issuable upon the conversion of Series D Preferred Stock.

(2)	Shares of our common stock issuable upon the conversion of our convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after the date of this annual report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this annual report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3)	Represents 28,099 shares of common stock issuable upon the exercise of vested stock options as well as 85,333 shares of common stock issuable on the conversion of Series D Preferred Stock.

(4)	Represents 15,112 shares of common stock issuable upon the exercise of vested stock options.

(5)	Represents 5,423 shares of common stock issuable upon the exercise of vested stock options.

(6)	Represents 15,222 shares of common stock issuable upon the exercise of vested stock options.

(7)	The address of Shannon Kizer is 8917 Country Road, Lubbock, TX 79407.

(8)	The address of Aaron Kizer is 6970 Filly Road, Wolfforth, TX 79382.

(9)	The address of Jason Kizer is 5623 State Highway 206, Pep, NM 88126.

(10)	The address of William Kizer is1698 South Roosevelt Road, Portales, NM 88130.

(11)	The address of Herald Investment Management is 0-11 Charterhouse Square, London EC1M 6EE.

(12)	Represents 22,633 shares of common stock, 30,277 shares issuable upon the conversion of Series E Preferred Stock by the Mark Munro IRA and 19,650 shares issuable upon the conversion of Series E Preferred Stock by the Mark Munro CRUT. The address of the Mark Munro 1996 Charitable Remainder UniTrust is 980 North Federal Highway, Suite 304, Boca Raton, FL 33432.

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

Loans Payable to Related Parties

Promissory note, Mark Porter, 9% interest, unsecured, matures December 15, 2021

On June 1, 2021, the Company issued a $100,000 promissory note to Mark Porter in connection with the reverse merger between High Wire and HWN. The note was due on December 15, 2021 and bore interest at a rate of 9% per annum. During the year ended December 31, 2024, the Company paid $13,572 of the original balance under the note. As of December 31, 2024, the outstanding balance of this note was $115,672.

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

On June 28, 2024, the Company and the holder of the note entered into an amendment whereby outstanding accrued interest and a penalty of $75,000 was added to the principal balance and the maturity date of the note was extended to December 31, 2025. The updated principal amount is $253,529. Additionally, the Company is to begin making monthly payments of $6,320 in July 2024.

During the year ended December 31, 2024, the Company paid $24,436 of the original balance under the note.

As December 31, 2024, the outstanding balance of the note was $242,885.

Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025

On September 25, 2023, the Company issued to Mark Porter a senior subordinated secured convertible promissory note in the aggregate principal amount of $70,000 pursuant to a securities purchase agreement. The interest on the outstanding principal due under the note accrues at a rate of 18% per annum. All principal and accrued but unpaid interest under the note is due on March 25, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share. As of December 31, 2024, the outstanding balance of this note was $0.

Additionally, in connection with the note, the Company issued Mark Porter a warrant to purchase 2,800 shares of the Company’s common stock at an exercise price of $37.50 per share. These warrants expire on September 25, 2028. The warrants, including those issued to the placement agent, had a relative fair value of $31,852, which resulted in a debt discount of $31,852. The amount is also included within additional paid-in capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2024 and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the year ended December 31,
	2024	2023

Sadler, Gibb & Associates, LLC
Audit Fees	$159,000	$135,000
Audit-Related Fees	-	10,080
Tax Fees	-	-
All Other Fees	-	-
Total	$159,000	$145,080

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

None.

HIGH WIRE NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of High Wire Networks, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of High Wire Networks, Inc.,("the Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' deficit , and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2024 and resulted in the recognition of a goodwill impairment expense of approximately $1.2 million related to the SVC reporting unit.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill related to the SVC reporting unit as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by management to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value of the SVC reporting unit.

●	Evaluating the appropriateness of the discounted cash flow model utilized by the Company.

●	Testing the completeness and accuracy of underlying data used in the fair value estimate.

●	Evaluating the significant assumptions provided by management related to revenues, EBITDA, income taxes, long term growth rate, and discount rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model.

Long-Lived Asset Impairment Assessment

Critical Audit Matter Description

As described in note 2 to the financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to economic performance and challenging industry and economic conditions, the Company tested certain long-lived assets for impairment at December 31, 2024. The Company’s evaluation of the recoverability of the long-lived asset group involved comparing the undiscounted future cash flows expected to be generated by the long-lived asset group to its carrying amount. The Company’s recoverability analysis and determination of fair value requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of the long-lived asset groups.

We identified the evaluation of the impairment analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the fair value models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the tests for recoverability.

●	Evaluating the appropriateness of the valuation models used.

●	Testing the completeness and accuracy of underlying data used in the fair value estimates.

●	Evaluating the significant assumptions provided by management or developed by the third¬-party valuation specialist related to revenues, EBITDA, income taxes, and long term growth rate to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow models.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2014.

Draper, UT

March 31, 2025

High Wire Networks, Inc.

Consolidated balance sheets

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$220,824	$333,357
Accounts receivable, net of allowances of $171,444 and $311,610, respectively, and unbilled revenue of $7,845 and $99,916, respectively	830,261	670,388
Prepaid expenses and other current assets	212,660	117,030
Current assets of discontinued operations	-	1,623,936
Total current assets	1,263,745	2,744,711

Property and equipment, net of accumulated depreciation of $634,739 and $477,763, respectively	785,238	1,026,293
Goodwill	605,584	3,162,499
Intangible assets, net of accumulated amortization of $1,481,907 and $2,350,059, respectively	2,957,839	3,620,256
Operating lease right-of-use assets	174,365	277,995
Total assets	$5,786,771	$10,831,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	4,272,058	5,189,996
Contract liabilities	25,144	162,614
Current portion of loans payable to related parties, net of debt discount of $0 and $10,968, respectively	358,557	254,032
Current portion of loans payable, net of debt discount of $46,969 and $96,552, respectively	1,297,602	2,995,803
Current portion of convertible debentures, net of debt discount of $58,459 and $614,556, respectively	838,192	326,005
Factor financing	-	1,361,656
Warrant liabilities	80,520	833,615
Operating lease liabilities, current portion	110,856	89,318
Current liabilities of discontinued operations	505,782	1,447,491
Total current liabilities	7,488,711	12,660,530

Loans payable to related parties, net of current portion, net of debt discount of $0 and $25,297, respectively	-	44,703
Loans payable, net of current portion	78,125	-
Convertible debentures, net of current portion, net of debt discount of $0 and $464,839, respectively	-	685,161
Operating lease liabilities, net of current portion	69,094	190,989
Total liabilities	7,635,930	13,581,383

Commitments and contingencies (Note 15)

Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2024 and 2023	-	-
Total mezzanine equity	-	-

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 970,319 and 959,508 issued and outstanding as of December 31, 2024 and 2023, respectively	10	10
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of December 31, 2024 and 2023	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of December 31, 2024 and 2023	4,869,434	4,869,434
Additional paid-in capital	32,466,050	31,180,754
Accumulated deficit	(46,930,296)	(46,545,470)
Total stockholders’ deficit	(1,849,159)	(2,749,629)
Total liabilities and stockholders’ deficit	$5,786,771	$10,831,754

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.
Consolidated statements of operations

	For the years ended
	December 31,
	2024	2023
Revenue	$8,378,708	$6,906,160

Operating expenses:
Cost of revenue	5,854,228	4,491,803
Depreciation and amortization	794,838	844,457
Salaries and wages	4,608,148	5,194,175
General and administrative	4,468,327	5,643,940
Goodwill impairment charge	1,207,234	2,243,820
Intangible asset impairment charge	-	438,374
Total operating expenses	16,932,775	18,856,569

Loss from operations	(8,554,067)	(11,950,409)

Other income (expense):
Interest expense	(1,163,178)	(2,458,263)
Amortization of debt discounts	(997,379)	(1,113,589)
Gain on change in fair value of derivative liabilities	-	3,140,404
Gain on extinguishment of derivatives	-	1,692,232
Liquidated damages related to escrow shares	-	(1,222,000)
Warrant expense	(228,997)	(484,818)
Gain on sale of asset	-	204,081
Gain on change in fair value of warrant liabilities	266,393	67,465
Exchange loss	(35,401)	(8,368)
Gain (loss) on settlement of debt	(180,622)	-
Gain on extinguishment of warrant liabilities	921,422	-
Penalty fee	(100,000)	-
Other (expense) income	(50,000)	37,500
Total other (expense)	(1,567,762)	(145,356)

Net loss from continuing operations before income taxes	(10,121,829)	(12,095,765)
Provision for income taxes	-	-
Net loss from continuing operations	(10,121,829)	(12,095,765)
Net income (loss) from discontinued operations, net of tax	9,737,003	(2,390,235)
Net loss attributable to High Wire Networks, Inc. common shareholders	$(384,826)	$(14,486,000)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(10.51)	$(13.33)
Net income (loss) from discontinued operations, net of taxes	$10.11	$(2.64)
Net income (loss) per share	$(0.40)	$(15.97)

Weighted average common shares outstanding basic and diluted	963,097	906,834

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.
Consolidated statements of stockholder’s deficit

	Common stock		Series D preferred stock		Series E preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2023	657,954	$7	-	$-	-	$-	$20,340,002	$(32,059,470)	$(11,719,461)
Issuance of common stock upon conversion of Series A preferred stock	15,000	-	-	-	-	-	722,098	-	722,098
Issuance of common stock pursuant to PIPE transaction	205,333	2	-	-	-	-	3,499,998	-	3,500,000
Reclassification of Series D and E preferred stock to permanent equity	-	-	1,125	9,245,462	526	5,104,658	-	-	14,350,120
Issuance of common stock upon conversion of Series D preferred stock	59,229	1	(182)	(1,499,819)	-	-	2,945,038	-	1,445,220
Issuance of common stock to third-party vendors	13,600	-	-	-	-	-	290,560	-	290,560
Issuance of common stock upon conversion of Series E preferred stock	2,727	-	-	-	(15)	(235,224)	235,224	-	-
Cancelation of Series E preferred stock shares	-	-	-	-	(200)	-	-	-	-
Issuance of common stock and warrants upon issuance of debt	5,665	-	-	-	-	-	674,378	-	674,378
Liquidated damages related to escrow shares	-	-	-	-	-	-	1,222,000	-	1,222,000
Stock-based compensation	-	-	-	-	-	-	1,251,456	-	1,251,456
Net loss for the period	-	-	-	-	-	-	-	(14,486,000)	(14,486,000)
Ending balance, December 31, 2023	959,508	10	943	7,745,643	311	4,869,434	31,180,754	(46,545,470)	(2,749,629)
Issuance of common stock and warrants upon issuance of debt	2,974	-	-		-		56,286	-	56,286
Issuance of common stock to employee	3,837	-	-		-		40,000	-	40,000
Issuance of common stock in connection with note	4,000	-	-		-		34,512	-	34,512
Issuance of warrants	-	-	-		-		353,484	-	353,484
Stock-based compensation	-	-	-		-		801,014	-	801,014
Net income for the period	-	-	-		-		-	(384,826)	(384,826)
Ending balance, December 31, 2024	970,319	$10	943	$7,745,643	311	$4,869,434	$32,466,050	$(46,930,296)	$(1,849,159)

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.

Consolidated statements of cash flows

	For the years ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net loss from continuing operations	$(10,121,829)	$(12,095,765)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of debt discounts	997,379	1,113,589
Depreciation and amortization	794,838	844,457
Amortization of operating lease right-of-use assets	103,630	99,244
Stock-based compensation related to stock options	801,014	1,251,456
Stock-based compensation related to employee stock issuance	40,000	-
Stock-based compensation related to third-party vendors	-	290,560
Gain on change in fair value of derivative liabilities	-	(3,140,404)
Liquidated damages related to escrow shares	-	1,222,000
Gain on extinguishment of derivatives	-	(1,692,232)
Loss on disposal of subsidiary	-	1,434,392
Gain on sale of asset	-	(204,081)
Write-offs of fixed assets	-	221,510
Gain on change in fair value of warrant liabilities	(266,393)	(67,465)
Goodwill impairment charge	1,207,234	2,243,820
Intangible asset impairment charge	-	438,374
Warrant expense	228,997	484,818
Penalty fee	100,000	-
Loss on settlement of debt	180,622	-
Gain on extinguishment of warrant liabilities	(921,422)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,679,949)	278,807
Prepaid expenses and other current assets	(120,005)	766,828
Accounts payable and accrued liabilities	(413,367)	997,464
Contract liabilities	575,660	314,735
Warrant liabilities	-	-
Operating lease liabilities	(100,357)	(113,791)
Net cash used in operating activities of continuing operations	(8,593,948)	(5,311,684)
Net cash provided by (used in) operating activities of discontinued operations	2,468,457	(2,619,989)
Net cash used in operating activities	(6,125,491)	(7,931,673)

Cash flows from investing activities:
Cash received from sale of technology services business unit	9,780,307	-
Purchase of fixed assets	(13,986)	(20,000)
Cash received in connection with disposal of JTM	-	50,000
Cash received in connection with sale of AWS PR assets	-	160,000
Net cash provided by investing activities	9,766,321	190,000

Cash flows from financing activities:
Proceeds from loans payable to related parties	-	220,000
Repayments of loans payable to related parties	(111,314)	-
Proceeds from loans payable	3,361,136	6,782,350
Repayments of loans payable	(4,218,030)	(5,776,195)
Proceeds from convertible debentures	596,150	1,635,700
Repayments of convertible debentures	(2,019,649)	-
Proceeds from factor financing	6,768,670	12,885,071
Repayments of factor financing	(8,130,326)	(11,523,415)
Securities Purchase Agreement proceeds	-	3,500,000
Net cash (used in) provided by financing activities of continuing operations	(3,753,363)	7,723,511
Net cash used in financing activities of discontinued operations	-	(297,508)
Net cash (used in) provided by financing activities	(3,753,363)	7,426,003

Net decrease in cash	(112,533)	(315,670)

Cash, beginning of year	333,357	649,027

Cash, end of year	$220,824	$333,357

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,241,657	$1,777,530
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of Series D preferred stock	$-	$2,945,039
Common stock issued for conversion of Series E preferred stock	$-	$235,224
Original issue discounts on loans payable and convertible debentures	$58,250	$874,117
Common stock issued for conversion of Series A preferred stock	$-	$722,098
Right-of-use asset obtained in exchange for lease liability	$-	$319,832
Issuance of common stock and warrants upon issuance of debt	$90,798	$674,378
Issuance of common stock to employee	$40,000	$-

(The accompanying notes are an integral part of these consolidated financial statements)

High Wire Networks, Inc.

Notes to the consolidated financial statements

December 31, 2024

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

On June 27, 2024, HWN entered into an asset purchase agreement with INNO4 LLC (the “Buyer”) pursuant to which the Buyer agreed to purchase certain assets of HWN related to the Company’s technology services business unit (refer to Note 3, Recent Subsidiary Activity, for additional detail). The assets related to the technology services business unit qualified for discontinued operations treatment. Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment. (refer to Note 19, Discontinued Operations, for additional detail).

The Company’s SVC subsidiary is a wholesale network services provider with network footprint and licenses in the Northeast and Southeast United States as well as Texas. This network carries VoIP and other traffic for other service providers.

2. Significant Accounting Policies

Basis of Presentation/Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, SVC and OCL. All subsidiaries are wholly-owned except for OCL where the Company holds 80% ownership. OCL had no operations in 2024 or 2023.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at December 31, 2024 and 2023 was $171,444 and $311,610, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. The Company’s HWN reporting unit, which included goodwill of $382,750 and $1,732,431 as of December 31, 2024 and 2023, respectively, has a negative carrying values as of each date. During the years ended December 31, 2024, and 2023, there were a goodwill impairment charges of $1,207,234 and $2,243,820, respectively, on the Company’s SVC reporting unit.

In connection with the sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity, the Company assigned $1,349,681 of HWN’s goodwill to the sold assets. This amount was based on relative fair values in accordance with ASC 350-20-40 and is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the consolidated statement of operations for the year ended December 31, 2024.

Intangible Assets

At December 31, 2024 and 2023, definite-lived intangible assets consisted of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the year ended December 31, 2024. During the year ended December 31, 2023, there was an intangible asset impairment charge of $438,374 on HWN’s customer relationships and lists.

The sale of HWN’s technology services business unit discussed in Note 3, Recent Subsidiary Activity included all of HWN’s remaining intangible assets. The net book value at the time of the sale of $121,826 is included in the gain on sale of business unit within net income (loss) from discontinued operations, net of tax on the consolidated statement of operations for the year ended December 31, 2024.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the years ended December 31, 2024 and 2023.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2021 to 2024. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Revenue Service Types

The following is a description of the Company’s revenue service types:

●	Managed Services: The Managed Services Segment encompasses all of our recurring revenue businesses including our Overwatch Managed Cybersecurity, all network managed services, all managed services performed under a Statement of Work (SoW), and

●	SVC, which is a wholesale network services provider with network footprint in the Northeast United States. This network carries VoIP and other traffic for other service providers revenue.

Disaggregation of Revenues

The Company disaggregates its revenue by operating segment (refer to Note 16, Segment Disclosures, for additional information).

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the consolidated balance sheets. At December 31, 2024 and 2023, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the consolidated balance sheets. At December 31, 2024 and 2023, contract liabilities totaled $25,144 and $162,614, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of December 31, 2024 and 2023, respectively, the Company had 561,197 and 582,843 common stock equivalents outstanding. As of December 31, 2024, the common stock equivalents were dilutive.

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

The Company generated operating losses in the years ended December 31, 2024 and 2023, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the year ended December 31, 2024, the Company had an operating loss of $8,554,067, cash flows used in continuing operations of $8,593,948, and a working capital deficit of $6,224,966. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of December 31, 2024 and 2023, there were $0 and $37,752, respectively, cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the years ended December 31, 2024 and 2023, no customers accounted for 10% or more of consolidated revenues. As of December 31, 2024, two customers accounted for 15% and 12% of trade accounts receivable, respectively. As of December 31, 2023, one customer accounted for 51% of trade accounts receivable.

The Company’s customers are all located within the domestic United States of America.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2024 and 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 and 2023 consisted of the following:

	Total fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant Other Observable Units (Level 2)	Significant Other Unobservable Units (Level 3)
Description:
Warrant liabilities (1)	$80,520	$-	$-	$80,520

	Total fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant Other Observable Units (Level 2)	Significant Other Unobservable Units (Level 3)
Description:
Warrant liabilities (1)	$833,615	$-	$-	$833,615

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

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2024 and 2023, respectively, the Company had warrant liabilities of $80,520 and $833,615.

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

The Company considered whether or not this transaction would cause the sold assets to qualify for discontinued operations treatment. The Company determined that the sale of the assets qualifies for discontinued operations treatment as of December 31, 2024 due to the size of their operations and because the sale represents a strategic shift (refer to Note 18, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on sale of business unit of $7,950,773 to the consolidated statement of operations for the year ended December 31, 2024. Additionally, the operations of the assets had a net income of $1,784,730 during the period from January 1, 2024 through June 27, 2024. This amount is included within net income (loss) from discontinued operations, net of taxes on the consolidated statement of operations.

Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment as of December 31, 2024 (refer to Note 18, Discontinued Operations, for additional detail). The operations of AWS PR and Tropical had a net income of $4,608 during the year ended December 31, 2024. These amounts are included within net income (loss) from discontinued operations, net of taxes on the consolidated statement of operations.

4. Property and Equipment

Property and equipment as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Computers and office equipment	$187,008	$175,008
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	474,183	472,197
Machinery and equipment	838,800	838,800
Total	1,518,042	1,504,056

Less: accumulated depreciation	(732,804)	(477,763)
Equipment, net	$785,238	$1,026,293

During the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $255,041 and $164,954, respectively.

5. Goodwill and Intangible Assets

Goodwill by each reporting unit consisted of the following:

	HWN	SVC	Total
Balance at December 31, 2022	$1,732,431	$3,673,888	$5,406,319
Impairment charges	-	(2,243,820)	(2,243,820)
Balance at December 31, 2023	1,732,431	1,430,068	3,162,499
Impairment charges	-	(1,207,234)	(1,207,234)
Disposal of subsidiary	(1,349,681)	-	(1,349,681)
Balance at December 31, 2024	$382,750	$222,834	$605,584

During the years ended December 31, 2024 and 2023, the Company recorded goodwill impairment charges of $1,207,234 and $2,243,820, respectively.

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	Cost	Accumulated Amortization	Net carrying value at December 31, 2024	Net carrying value at December 31, 2023
Customer relationship and lists	$3,885,679	$(1,296,644)	$2,589,035	$3,007,702
Trade names	554,067	(185,263)	368,804	612,554
Total intangible assets	$4,439,746	$(1,481,907)	$2,957,839	$3,620,256

During the years ended December 31, 2024 and 2023, the Company recorded amortization expense of $478,527 and $679,503, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2025	$444,005
2026	444,005
2027	444,005
2028	444,005
Thereafter	1,181,819
Total	$2,957,839

6. Related Party Transactions

Loans Payable to Related Parties

As of December 31, 2024 and 2023, the Company had outstanding the following loans payable to related parties:

	December 31,
	2024	2023
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$115,672	$100,000
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025, net of debt discount of $0 and $10,968, respectively	242,885	154,032
Convertible promissory note issued to Mark Porter, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $25,297, respectively	-	44,703
Total	$358,557	$298,735

Less: Current portion of loans payable to related parties	(358,557)	(254,032)

Loans payable to related parties, net of current portion	$-	$44,703

Promissory note, Mark Porter, 9% interest, unsecured, matures December 31, 2025

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the 2021 merger transaction. The note was originally due on December 15, 2021 and bears interest at a rate of 9% per annum.

On December 15, 2021, this note matured and was due on demand.

On June 28, 2024, the Company and the holder of the note entered into an amendment whereby outstanding accrued interest was added to the principal balance and the due date of the note was changed to December 31, 2025. The updated principal amount is $136,346. Additionally, the Company began making monthly payments of $3,393 in July 2024.

During the year ended December 31, 2024, the Company paid $13,572 of the original balance under the note.

As December 31, 2024, the Company owed $115,672 pursuant to this agreement.

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

The note was extended to December 31, 2025.

On June 28, 2024, the Company and the holder of the note entered into an amendment whereby outstanding accrued interest and a penalty of $75,000 was added to the principal balance and the due date of the note was changed to December 31, 2025. The updated principal amount is $253,529. Additionally, the Company is to begin making monthly payments of $6,320 in July 2024.

During the year ended December 31, 2024, the Company paid $25,280 of the original balance under the note.

As December 31, 2024, the Company owed $242,885 pursuant to this agreement.

Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025

In connection with the Securities Purchase Agreement discussed in Note 8, Convertible Debentures, on September 25, 2023, the Company issued to Mark Porter a senior subordinated secured convertible promissory note in the aggregate principal amount of $70,000. The interest on the outstanding principal due under the note accrued at a rate of 18% per annum. All principal and accrued but unpaid interest under the note was due on March 25, 2025. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share.

Additionally, in connection with the note, the Company issued Mark Porter a warrant to purchase 2,800 shares of the Company’s common stock at an exercise price of $37.50 per share. These warrants expire on September 25, 2028.

The warrants, including those issued to the placement agent, had a relative fair value of $31,852, which resulted in a debt discount of $31,852. The amount is also included within additional paid-in capital.

During the year ended December 31, 2024, the remaining principal balance of $70,000 was paid, along with accrued interest of $9,623. As a result of these payments, the amount owed at December 31, 2024 was $0. The Company recorded a loss on settlement of debt of $15,545 on the consolidated statement of operations for the year ended December 31, 2024.

7. Loans Payable

As of December 31, 2024 and 2023, the Company had outstanding the following loans payable:

	December 31,
	2024	2023
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $23,040, respectively	$156,250	$623,118
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025, net of debt discount of $0 and $18,240, respectively	156,250	692,885
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025, net of debt discount of $0 and $26,786, respectively	195,333	630,092
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025, net of debt discount of $0 and $24,986, respectively	240,000	700,059
Promissory note issued to InterCloud Systems, Inc., non-interest bearing, unsecured and due on demand	-	217,400
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 12, 2024, net of debt discount of $0 and $1,000 respectively	-	47,741
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures January 23, 2024, net of debt discount of $0 and $2,500 respectively	-	84,508
Channel Partners Capital LLC Loan, matures May 14, 2026, net of debt discount of $2,986	233,101	-
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures September 29, 2025 net of debt discount of $40,739	256,767	-
OnDeck Capital Loan, matures November 27, 2025, net of debt discount of $3,244	138,026	-
Total	$1,375,727	$2,995,803

Less: Current portion of loans payable	(1,297,602)	(2,995,803)

Loans payable, net of current portion	$78,125	$-

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

During June 2024, the Company and Cedar Advance LLC executed a settlement agreement and release whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $261,154. This amount is included within loss on settlement of debt on the consolidated statement of operations for the year ended December 31, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $123,867 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $180,778 was recorded to the consolidated statement of operations for the year ended December 31, 2024. The net impact of the settlement in the consolidated statement of operations for the year ended December 31, 2024 was a gain on settlement of debt of $80,376.

During the year ended December 31, 2024, the Company paid $236,250 of the original balance under the agreement.

As of December 31, 2024, the Company owed $156,250 pursuant to this agreement.

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

During June 2024, the Company and Pawn Funding executed a settlement agreement whereby the Company is to pay a total of $375,000 of principal and interest. This resulted in a net reduction of principal totaling $251,471. This amount is included within loss on settlement of debt on the consolidated statement of operations for the year ended December 31, 2024. Monthly payments of $31,250 are due beginning in July 2024, and the new maturity date is June 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $123,868 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $111,078 was recorded to the consolidated statement of operations for the year ended December 31, 2024. The net impact of the settlement in the consolidated statement of operations for the year ended December 31, 2024 was a gain on settlement of debt of $140,393.

During the year ended December 31, 2024, the Company paid $267,500 of the original balance under the agreement.

As of December 31, 2024, the Company owed $156,250 pursuant to this agreement.

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

During May 2024, the Company and Slate Advance LLC executed a forbearance and release agreement whereby the Company is to pay a total of $343,000 of principal and interest. This resulted in a net reduction of principal totaling $284,605. This amount is included within loss on settlement of debt on the consolidated statement of operations for the year ended December 31, 2024. A payment of $50,000 was due in June 2024, with monthly payments of $16,278 due beginning in July 2024, and the new maturity date is December 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $156,567 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $202,830 was recorded to the consolidated statement of operations for the year ended December 31, 2024. The net impact of the settlement in the consolidated statement of operations for the year ended December 31, 2024 was a gain on settlement of debt of $81,775.

During the year ended December 31, 2024, the Company paid $196,418 of the original balance under the agreement.

As of December 31, 2024, the Company owed $195,333 pursuant to this agreement.

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

During June 2024, the Company and Meged Funding Group executed a settlement agreement whereby the Company is to pay a total of $525,000 of principal and interest. This resulted in a net reduction of principal totaling $232,120. This amount is included within loss on settlement of debt on the consolidated statement of operations for the year ended December 31, 2024. A payment of $45,000 in due in July 2024, with monthly payments of $40,000 due beginning in August 2024, and the new maturity date is July 1, 2025. In connection with the settlement agreement, the Company recorded accounts payable of $132,604 to a consultant who facilitated the settlements. The Company accounted for the settlement as a troubled debt restructuring in accordance with ASC 470-60. As a result, a loss on settlement of debt of $191,704 was recorded to the consolidated statement of operations for the year ended December 31, 2024. The net impact of the settlement in the consolidated statement of operations for the year ended December 31, 2024 was a gain on settlement of debt of $40,416.

During the year ended December 31, 2024, the Company paid $287,040 of the original balance under the agreement.

As of December 31, 2024, the Company owed $240,000 pursuant to this agreement.

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

During the year ended December 31, 2024, the Company paid $52,000 of the original balance under the agreement. As a result of these payments, the amount owed at December 31, 2024 was $0.

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

During the year ended December 31, 2024, the Company paid $97,500 of the original balance under the agreement. As a result of these payments, the amount owed at December 31, 2024 was $0.

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

During June 2024, the Company and J.J. Astor & Co. executed a payoff agreement and release whereby the Company was to pay a total of $3,510,000 of principal and interest. This resulted in a reduction of principal (Early Pay Discount) totaling $338,000. The Senior Loan Agreement was settled in full as of December 31, 2024 using proceeds from the sale of HWN’s technology services business unit (refer to Note 3, Recent Subsidiary Activity, for additional detail).

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

During the year ended December 31, 2024, the Company extinguished this note and recorded it as a gain on settlement and forgiveness of debt. As of December 31, 2024, the Company had no outstanding obligations under this agreement.

Channel Partners Capital LLC Loan, matures May 14, 2026

On November 14, 2024, the Company entered into an loan agreement with Channel Partners Capital LLC for a principal of $250,000. Under the agreement, the Company received cash of $246,840 and recorded a debt discount of $3,160.

Pursuant to the terms of the loan agreement, the Company agreed to pay Channel Partners Capital LLC $17,361 each month.

During the year ended December 31, 2024, the Company paid $17,361 of the original balance under the agreement. As of December 31, 2024, the Company owed $236,087 pursuant to this agreement and will record accretion equal to the debt discount of $2,986 over the remaining term of the note.

OnDeck Capital Loan, matures November 27, 2025

On November 27, 2024, the Company entered into a loan agreement with OnDeck. Under the agreement, The Company received cash of $150,000 and recorded a debt discount of $3,750.

Pursuant to the terms of the Loan Agreement, the Company agreed to pay Ondeck $3,813 each week.

During the year ended December 31, 2024, the Company paid $15,254 of the original balance under the agreement.

As of December 31, 2024, the Company owed $141,269 pursuant to this agreement and will record accretion equal to the debt discount of $3,244 over the remaining term of the note.

Future receivables financing agreement with Arin Funding LLC, non-interest bearing

On December 23, 2024, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Arin Funding LLC. Under the Financing Agreement, the Financing Parties sold to Arin Funding LLC future receivables in an aggregate amount equal to $420,000 for a purchase price of $300,000. The Company received cash of $292,000 and recorded a debt discount of $8,000. In connection with the note, the Company issued 4,000 shares to the lender. The fair value of $34,512 was a recorded as a debt discount, which will be amortized to interest expense over the life of the loan.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Arin Funding LLC $11,029 each week, including interest, based upon an anticipated 8% of its future receivables until such time as $420,000 has been paid, a period Arin Funding LLC and the Financing Parties estimate to be approximately five months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the year ended December 31, 2024, the Company paid $7,500 of the original balance under the agreement. As of December 31, 2024, the Company owed $297,506 pursuant to this agreement and will record accretion equal to the debt discount of $40,739 over the remaining term of the note.

8. Convertible Debentures

As of December 31, 2024 and 2023, the Company had outstanding the following convertible debentures:

	December 31,
	2024	2023
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $36,372 and $282,945, respectively	$663,628	$417,055
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025, net of debt discount of $22,086 and $0, respectively	174,564
Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note, James Marsh, 18% interest, unsecured, matured September 15, 2021, due on demand	-	125,000
Convertible promissory note issued to Roger Ponder, 10% interest, unsecured, matures March 31, 2024	-	23,894
Convertible promissory note issued to Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $181,894, respectively	-	268,106
Convertible promissory note issued to Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024, net of debt discount of $0 and $407,890, respectively	-	36,555
Convertible promissory note issued to FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024, net of debt discount of $0 and $206,666, respectively	-	15,556
Total	$838,192	$1,011,166

Less: Current portion of convertible debentures, net of debt discount/premium	(838,192)	(326,005)

Convertible debentures, net of current portion, net of debt discount	$-	$685,161

The Company’s convertible debentures have an effective interest rate of 26.1%.

Convertible promissory note, Jeffrey Gardner, 18% interest, unsecured, due on demand

On June 15, 2021 the Company issued to Jeffrey Gardner an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

The interest on the outstanding principal due under the note accrued at a rate of 6% per annum. All principal and accrued but unpaid interest under the note was originally due on September 15, 2021. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $18.75 per share.

On September 15, 2021, this note matured and was due on demand. Additionally, the interest rate increased to 18% per annum.

During the year ended December 31, 2024, the remaining principal balance of $125,000 was paid, along with accrued interest of $84,982. As a result of these payments, the amount owed at December 31, 2024 was $0.

Convertible promissory note, James Marsh, 18% interest, unsecured, due on demand

On June 15, 2021 the Company issued to James Marsh an unsecured convertible promissory note in the aggregate principal amount of $125,000 in connection with the 2021 merger transaction.

The interest on the outstanding principal due under the note accrued at a rate of 6% per annum. All principal and accrued but unpaid interest under the note was originally due on September 15, 2021. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $18.75 per share.

On September 15, 2021, this note matured and was due on demand. Additionally, the interest rate increased to 18% per annum.

During the year ended December 31, 2024, the remaining principal balance of $125,000 was paid, along with accrued interest of $84,982. As a result of these payments, the amount owed at December 31, 2024 was $0.

Convertible promissory note, Roger Ponder, 10% interest, unsecured, matures August 31, 2022

On June 15, 2021, in connection with the 2021 merger transaction, the Company assumed High Wire’s convertible promissory note issued to Roger Ponder. The note was originally issued on August 31, 2020 in the principal amount of $23,894. Interest accrued at 10% per annum. All principal and accrued but unpaid interest under the note were originally due on August 31, 2022. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share, subject to adjustment based on the terms of the note. The embedded conversion option did not qualify for derivative accounting. As a result of the conversion price being fixed at $15.00, the note had a conversion premium of $58,349, and the fair value of the note was $19,000.

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

During the year ended December 31, 2024, the remaining principal balance of $23,894 was paid, along with accrued interest of $11,248. As a result of these payments, the amount owed at December 31, 2024 was $0.

Securities Purchase Agreement – September 2023

On September 25, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company may issue to accredited investors (the “Investors”) 18% Senior Secured Convertible Promissory Notes having an aggregate principal amount of up to $5,000,000 (the “Notes”) and Common Share Purchase Warrants (the “Warrant”) to purchase up to 4,000 shares of common stock (“Common Stock”) of the Company per $100,000 of principal amount of the Notes (the “Warrant Shares”).

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

The Warrant is exercisable at an initial exercise price of $37.50 per share for a term ending on the 5-year anniversary of the date of issuance. The exercise price of the Warrant is subject to adjustment for certain stock splits, stock combinations and dilutive share issuances.

As of December 31, 2024, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 48,800 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of December 31, 2024, the placement agent had received an aggregate of 3,416 warrants.

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

Convertible promissory note, Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025

On September 25, 2023, the Company issued to Herald Investment Management Limited a senior subordinated secured convertible promissory note in the aggregate principal amount of $700,000. The Company received cash of $669,687 and recorded a debt discount of $30,313. The interest on the outstanding principal due under the note accrues at a rate of 18% per annum. All principal and accrued but unpaid interest under the note are due on March 25, 2025. The note is convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share.

Additionally, in connection with the note, the Company issued Herald Investment Management Limited a warrant to purchase 28,000 shares of the Company’s common stock at an exercise price of $37.50 per share. These warrants expire on September 25, 2028.

The warrants, including those issued to the placement agent, had a relative fair value of $318,523, which resulted in an additional debt discount of $318,523. The amount is also included within additional paid-in capital.

As of December 31, 2024, the Company owed $700,000 pursuant to this note and will record accretion equal to the debt discount of $36,372 over the remaining term of the note.

Convertible promissory note, Kings Wharf Opportunities Fund, LP, 18% interest, secured, matures March 25, 2025

On September 25, 2023, the Company issued to Kings Wharf Opportunities Fund, LP a senior subordinated secured convertible promissory note in the aggregate principal amount of $450,000. The Company received cash of $430,513 and recorded a debt discount of $19,487. The interest on the outstanding principal due under the note accrued at a rate of 18% per annum. All principal and accrued but unpaid interest under the note were due on March 25, 2025. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share.

Additionally, in connection with the note, the Company issued Kings Wharf Opportunities Fund, LP a warrant to purchase 18,000 shares of the Company’s common stock at an exercise price of $37.50 per share. These warrants expire on September 25, 2028.

The warrants, including those issued to the placement agent, had a relative fair value of $204,765 which resulted in an additional debt discount of $204,765. The amount is also included within additional paid-in capital.

During the year ended December 31, 2024, the remaining principal balance of $450,000 was paid, along with accrued interest of $41,610. As a result of these payments, the amount owed at December 31, 2024 was $0. The Company recorded a loss on settlement of debt of $109,462 on the consolidated statement of operations for the year ended December 31, 2024.

Securities Purchase Agreement – December 2023

On December 7, 2023, the Company entered into a securities purchase agreement pursuant to which the Company may issue to accredited investors (the “Investors”) 12% senior promissory notes having an aggregate principal amount of up to $2,250,000, up to 19,120 shares of common stock as a commitment fee (the “commitment shares”), common share purchase warrants for the purchase of up to 21,600 shares of common stock at an initial price per share of $31.25 (the “First Warrants”), as well as common share purchase warrants for the purchase of up to 150,000 shares of common stock at an initial price per share of $0.25 (the “Second Warrants”).

The notes have a term of one year from the date of issuance. The First Warrants have a term of five years from the date of issuance. The Second Warrants have a term of five years from the date of a triggering event as defined in the terms of the agreement.

As of December 31, 2024, the Company had issued an aggregate of $1,116,667 of principal, an aggregate of 8,639 commitment shares, an aggregate of 9,761 First Warrants, and an aggregate of 67,779 Second Warrants to debt holders in connection with the agreement.

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

In connection with the issuances of debt discussed below, the Company issued 1,288 First Warrants to a broker.

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures December 7, 2024

On December 7, 2023, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $444,445. The Company received cash of $357,000, net of legal fees of $43,000, which resulted in an original issue discount of $44,445. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. Under the terms of the agreement the Company was to begin paying accrued interest on March 7, 2024 and principal on June 7, 2024, with all remaining amounts under the note due on December 7, 2024. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share.

Additionally, in connection with the note, the Company issued Mast Hill Fund, L.P. 3,777 commitment shares, 4,267 First Warrants with an exercise price of $31.25 which expire on December 7, 2028, and 29,630 Second Warrants with an exercise price of $0.25 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On December 7, 2023, the Company issued 3,777 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $80,713, which resulted in an additional debt discount of $80,713.

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

On January 1, 2024, $66,667 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the consolidated statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2024, the remaining principal balance of $511,111 was paid, along with accrued interest of $38,831. As a result of these payments, the amount owed at December 31, 2024 was $0. The Company recorded a loss on settlement of debt of $136,267 on the consolidated statement of operations for the year ended December 31, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $402,807 which is included in the consolidated statement of operations for the year ended December 31, 2024.

Convertible promissory note, FirstFire Global Opportunities Fund, LLC, 12% interest, unsecured, matures December 11, 2024

On December 11, 2023, the Company issued to FirstFire Global Opportunities Fund, LLC a senior convertible promissory note in the aggregate principal amount of $222,222. The Company received cash of $178,500, net of legal fees of $21,500, which resulted in an original issue discount of $22,222. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. Under the terms of the agreement the Company was to begin paying accrued interest on March 11, 2024 and principal on June 11, 2024, with all remaining amounts under the note due on December 11, 2024. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share.

Additionally, in connection with the note, the Company issued FirstFire Global Opportunities Fund, LLC 1,889 commitment shares, 2,134 First Warrants with an exercise price of $31.25 which expire on December 11, 2028, and 14,815 Second Warrants with an exercise price of $0.25 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On December 11, 2023, the Company issued 1,889 commitment shares to FirstFire Global Opportunities Fund, LLC. The shares had a fair value of $38,540, which resulted in an additional debt discount of $38,540.

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

On January 1, 2024, $33,333 was added to the principal balance of the note as the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This amount was recorded as a penalty fee on the consolidated statement of operations for the year ended December 31, 2024.

During the year ended December 31, 2024, the remaining principal balance of $255,555 was paid, along with accrued interest of $21,350. As a result of these payments, the amount owed at December 31, 2024 was $0. The Company recorded a loss on settlement of debt of $69,042 on the consolidated statement of operations for the year ended December 31, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $201,404 which is included in the consolidated statement of operations for the year ended December 31, 2024.

Convertible promissory note, Mast Hill Fund, L.P., 12% interest, unsecured, matures January 11, 2025

On January 11, 2024, the Company issued to Mast Hill Fund, L.P. a senior convertible promissory note in the aggregate principal amount of $350,000. The Company received cash of $281,150, net of legal fees of $33,850, resulting in an original issue discount of $35,000. The interest on the outstanding principal due under the note accrued at a rate of 12% per annum. Under the terms of the agreement the Company was to begin paying accrued interest on April 11, 2024 and principal on July 11, 2024, with all remaining amounts under the note due on January 11, 2025. The note was convertible into shares of the Company’s common stock at a fixed conversion price of $25.00 per share.

Additionally, in connection with the note, the Company issued Mast Hill Fund, L.P. 2,974 commitment shares, 3,360 First Warrants with an exercise price of $31.25 which expire on January 11, 2029, and 23,334 Second Warrants with an exercise price of $0.25 which expire five years from the date of a triggering event as defined in the terms of the agreement.

On January 11, 2024, the Company issued 2,974 commitment shares to Mast Hill Fund, L.P. The shares had a fair value of $56,286.

The warrants qualified for warrant liability accounting under ASC 480 “Distinguishing Liabilities from Equity”. The initial fair value of the warrants was $439,600, which resulted in an additional debt discount of $182,782 and warrant expense of $256,818, which was recorded on the consolidated statement of operations for the year ended December 31, 2024.

A total of $56,279 was recorded to additional paid-in capital in connection with the issuance of debt and warrants.

During the year ended December 31, 2024, the remaining principal balance of $350,000 was paid, along with accrued interest of $25,434. As a result of these payments, the amount owed at December 31, 2024 was $0. The Company recorded a loss on settlement of debt of $145,360 on the consolidated statement of operations for the year ended December 31, 2024. Additionally, in connection with the payoff, the Second Warrants were canceled and extinguished in accordance with the terms of the warrants. This resulted in a gain on extinguishment of warrants liabilities of $317,211 which is included in the consolidated statement of operations for the year ended December 31, 2024.

Convertible promissory note, 1800 Diagonal Lending LLC, 12% interest, unsecured, matures November 15, 2024

On January 24, 2024, the Company issued to 1800 Diagonal Lending LLC an unsecured convertible promissory note in the aggregate principal amount of $178,250. The Company received cash of $150,000, net of legal fees of $5,000, resulting in an original issue discount of $28,250. A one-time interest charge of 12%, or $21,390, was applied on the issuance date. The principal and accrued interest is to be paid in nine equal payments beginning on March 15, 2024, with the final principal and accrued interest payment due on November 15, 2024. In the event of a default, the note is convertible into shares of the Company’s common stock at a fixed conversion price of $17.50 per share.

During the year ended December 31, 2024, the Company paid $178,250 of the original balance under the agreement and owed $0 pursuant to this note as of December 31, 2024.

Convertible promissory note, 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025

On October 23, 2024, the Company issued to 1800 Diagonal Lending LLC an unsecured convertible promissory note in the aggregate principal amount of $196,650. The Company received cash of $165,000, resulting in an original issue discount of $31,650. A one-time interest charge of 12%, or $23,598, was applied on the issuance date. The principal and accrued interest is to be paid in five payments beginning on April 30, 2025, with the final principal and accrued interest payment due on August 30, 2025. In the event of a default, the note is convertible into shares of the Company’s common stock at conversion price. The Conversion Price is the greater of the Fixed Conversion Price ($0.25) and the Variable Conversion Price. The Variable Conversion Price is 65% of the lowest Trading Price of the Common Stock during the ten Trading Days before the Conversion Date. The Trading Price is determined based on the closing bid price on the OTC or other principal trading markets. If unavailable, it is determined using market makers’ closing bid prices or fair market value agreed upon by the Borrower and the majority of Note holders. A Trading Day is any day the Common Stock is tradable on its primary market.

As of December 31, 2024, the Company owed $196,650 pursuant to this note and will record accretion equal to the debt discount of $22,086 over the remaining term of the note.

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

During the years ended December 31, 2024 and 2023, the Company paid $311,917 and $210,375, respectively, in factoring fees. These amounts are included within general and administrative expenses on the consolidated statement of operations.

During the years ended December 31, 2024, the Company received an aggregate of $6,456,753 and $12,885,071 and repaid an aggregate of $8,130,326 and $11,523,415, all respectively.

The Company owed $0 under the agreement as of December 31, 2024 and the Company will receive no further amounts from Bay View Funding.

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

During the year ended December 31, 2024, in connection with the related notes being paid off in full, the Second Warrants were canceled and extinguished, resulting in a gain on extinguishment of warrant liabilities of $921,422 on the consolidated statement of operations for the years ended December 31, 2024.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the years ended December 31, 2024 and 2023:

Warrant
Liability
Balance at December 31, 2022	$-
Issuance of warrants	901,080
Change in fair value of warrant liabilities	(67,465)
Balance at December 31, 2023	833,615
Issuance of warrants	434,720
Change in fair value of warrant liabilities	(266,393)
Return of warrants	(921,422)
Balance at December 31, 2024	$80,520

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At December 31, 2024	183.65%	4.38%	0%	3.94
At December 31, 2023	221 - 222%	4.11 - 4.25%	0%	4.94 - 4.95

11. Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

2024 stock transactions

On September 3, 2024, the Company issued 3,837 shares of its common stock to an employee.

During the year ended December 31, 2024, the Company issued 2,974 shares of its common stock, upon the issuance of debt for a total fair value of $56,286.

During the year ended December 31, 2024, the Company issued 4,000 shares of its common stock in connection with the issuance of debt, with a total fair value of $34,512, recorded as a debt discount.

2023  stock transactions

On January 5, 2023, the Company issued 15,000 shares of common stock to Dominion Capital upon the conversion of 300,000 shares of Series A preferred stock with a stated value of $1 per share. The shares had a carrying value of $722,098. Subsequent to the conversion, there were 0 remaining shares of Series A preferred stock outstanding.

On January 20, 2023, the Company issued 26,046 shares of common stock to Cobra Equities SPV, LLC upon the conversion of 140 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,445,220, which was the carrying value of the Series D preferred converted.

On May 24, 2023, the Company issued 33,182 shares of common stock to the Mark E Munro Charitable Remainder Unitrust 1996 upon the conversion of 182.5 shares of Series D preferred stock with a stated value of $10,000 per share. The shares had a fair value of $1,499,819, which was the carrying value of the Series D preferred converted.

On June 5, 2023, the Company issued 2,727 shares of common stock to Oscar Steiner upon the conversion of 15 shares of Series E preferred stock with a stated value of $10,000 per share. The shares had a fair value of $235,224, which was the carrying value of the Series E preferred converted.

On February 20, 2023, the Company issued 3,200 shares of common stock to Ocean Street Partners in connection with a consulting agreement. The shares had a fair value of $69,200.

On February 20, 2023, the Company issued 8,000 shares of common stock to Capital Market Access LLC in connection with a consulting agreement. The shares had a fair value of $173,000. Additionally, the Company issued to Capital Market Access LLC options to purchase 2,400 shares of its common stock with an exercise price of $75.00. These options vest equally every three months from the date of grant.

On October 11, 2023, the Company issued 1,600 shares of common stock to Capital Market Access LLC for performance-based compensation in connection with services provided under a consulting agreement. The shares had a fair value of $32,360.

On December 13, 2023, the Company issued 800 shares of common stock to Capital Market Access LLC for performance-based compensation in connection with services provided under a consulting agreement. The shares had a fair value of $16,000.

On January 6, 2023, the Company issued an aggregate of 34,667 shares of common stock to Investors in exchange for aggregate cash proceeds of $650,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 3,467 shares into escrow.

On January 17, 2023, the Company issued an aggregate of 40,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $750,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 4,000 shares into escrow.

On February 3, 2023, the Company issued an aggregate of 10,667 shares of common stock to Investors in exchange for aggregate cash proceeds of $200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,067 shares into escrow.

On March 17, 2023, the Company issued an aggregate of 13,333 shares of common stock to Investors in exchange for aggregate cash proceeds of $250,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 1,333 shares into escrow.

On March 22, 2023, the Company issued an aggregate of 64,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $1,200,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 6,400 shares into escrow.

On March 23, 2023, the Company issued an aggregate of 20,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $375,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 2,000 shares into escrow.

On April 21, 2023, the Company issued an aggregate of 4,000 shares of common stock to Investors in exchange for aggregate cash proceeds of $75,000 pursuant to a Securities Purchase Agreement. The Company deposited an additional 400 shares into escrow.

12. Preferred Stock

See below for a description of each of the Company’s outstanding classes of preferred stock, including historical and current information.

Series A

On January 5, 2023, Dominion Capital converted the remaining 300,000 shares of the Company’s Series A preferred stock into shares of the Company’s common stock.

Series B

On April 16, 2018, High Wire designated 4 shares of Series B preferred stock with a stated value of $875,000 per share. The Series B preferred stock is neither redeemable nor convertible into common stock. The principal terms of the Series B preferred stock shares are as follows:

Issue Price — The stated price for the Series B preferred stock shares shall be $875,000 per share.

Redemption — The Series B preferred stock shares are not redeemable.

Dividends — The holders of the Series B preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation — The Corporation’s Series A preferred stock (the “Senior Preferred Stock) shall have a liquidation preference senior to the Series B preferred stock. Upon any fundamental transaction, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series B preferred stock shares shall be entitled, after any distribution or payment is made upon any shares of capital stock of the Company having a liquidation preference senior to the Series B preferred stock shares, including the Senior Preferred Stock, but before any distribution or payment is made upon any shares of common stock or other capital stock of the Company having a liquidation preference junior to the Series B preferred stock shares, to be paid in cash the sum of $875,000 per share. If upon such liquidation, dissolution or winding up, the assets to be distributed among the Series B preferred stock holders and all other shares of capital stock of the Company having the same liquidation preference as the Series B preferred stock shall be insufficient to permit payment to said holders of such amounts, then all of the assets of the Company then remaining shall be distributed ratably among the Series B preferred stock holders and such other capital stock of the Company having the same liquidation preference as the Series B preferred stock, if any. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after provision is made for Series B preferred stock holders and all other shares of capital stock of the Company having the same liquidation preference as the Series B preferred stock, if any, then-outstanding as provided above, the holders of common stock and other capital stock of the Company having a liquidation preference junior to the Series B preferred stock shall be entitled to receive ratably all remaining assets of the Company to be distributed.

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

Series D

On June 14, 2021, High Wire designated 6.36 shares of Series D preferred stock with a stated value of $2,500,000 per share. The Series D preferred stock is not redeemable.

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

Subsequent to the first amendment, the principal terms of the Series D preferred stock shares are as follows:

Issue Price — The stated price for the Series D preferred stock shares shall be $2,500,000 per share.

Redemption — The Series D preferred stock shares are not redeemable.

Dividends — The holders of the Series D preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation — Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to $2,500,000 for each share of Series D before any distribution or payment shall be made to the holders of any other securities of the Corporation and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series D were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

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

Conversion — Beginning ninety (90) days from the date of issuance, all or a portion of the Series D may be converted into Common Stock at the greater of the Fixed Price and the Average Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), without any further action, all shares of Series D shall automatically convert into shares of Common Stock at the Fixed Price, which is defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D ( subject to adjustment for any reverse or forward split of the Common Stock). The Series D shares were issued on June 16, 2021, and the closing price of the Company’s common stock was $57.69 on June 15, 2021. The Average Price is defined as the average closing price of the Company’s common stock for the 10 trading days immediately preceding, but not including, the conversion date.

Vote to Change the Terms of or Issuance of Series D — The affirmative vote at a meeting duly called for such purpose, or written consent without a meeting, of the holders of not less than fifty-one (51%) of the then outstanding shares of Series D shall be required for any change to the Certificate of Designation, Preferences, Rights and Other Rights of the Series D.

As of December 31, 2024, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the consolidated balance sheet.

Series E

On December 20, 2021, the Company designated 2.6 shares of Series E preferred stock with a stated value of $10,000 per share. The Series E preferred stock is not redeemable.

The principal terms of the Series E preferred stock shares are as follows:

Issue Price — The stated price for the Series E preferred stock shares shall be $875,000 per share.

Redemption — The Series E preferred stock shares are not redeemable.

Dividends — The holders of the Series E preferred stock shares shall not be entitled to receive any dividends.

Preference of Liquidation — Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to $875,000 for each share of Series E before any distribution or payment shall be made to the holders of any other securities of the Corporation and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series E were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

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

As of December 31, 2024, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the consolidated balance sheet.

13. Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $80,520 and $833,615 as of December 31, 2024 and 2023, respectively. This amount is included in warrant liabilities on the consolidated balance sheet. The weighted-average remaining life on the share purchase warrants as of December 31, 2024 was 3.89 years. The weighted-average remaining life on the stock options as of December 31, 2024 was 3.76 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at December 31, 2024 were subject to vesting terms.

During June 2024, current employees of the Company with outstanding underwater stock options were given the option of returning the existing options in exchange for new options with an exercise price based on the closing price on the date of the election. The exchanged options were considered canceled. The effective date of the election was June 21, 2024.

The following table summarizes the activity of share purchase warrants for the period of January 1, 2023 through December 31, 2024:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	52,400	$27.50	$-
Granted	103,905	20	805,185
Exercised	-	-	-
Expired/forfeited	-	-	-
Balance at December 31, 2023	156,305	23.00	738,889
Granted	77,917	9.21	-
Exercised	-	-	-
Expired/forfeited	(67,778)	0.250	-
Outstanding at December 31, 2024	166,444	$25.81	$-
Exercisable at December 31, 2024	166,444	$25.81	$-

As of December 31, 2024, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
800	62.50	12/14/2021	12/14/2024	-
1,600	62.50	12/14/2021	12/14/2024	-
50,000	25.00	11/18/2022	11/18/2027	2.88
28,000	37.50	9/25/2023	9/25/2028	3.74
18,000	37.50	9/25/2023	9/25/2028	3.74
2,800	37.50	9/25/2023	9/25/2028	3.74
3,416	37.50	9/25/2023	9/25/2028	3.74
4,267	31.25	12/7/2023	12/7/2028	3.94
563	31.25	12/7/2023	12/7/2028	3.94
2,133	31.25	12/11/2023	12/11/2028	3.95
282	31.25	12/11/2023	12/11/2028	3.95
3,360	31.25	1/11/2024	1/11/2029	4.03
443	31.25	1/11/2024	1/11/2029	4.03
10,800	13.90	5/9/2024	5/9/2029	4.36
22,000	10.00	5/16/2024	5/16/2029	4.38
16,240	12.50	5/23/2024	5/23/2029	4.39
1,740	11.28	6/19/2024	6/19/2029	4.47
166,444

The following table summarizes the activity of stock options for the period of January 1, 2023 through December 31, 2024:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2022	48,137	$65.00	$89,238
Issued	62,869	27.50	-
Exercised	-	-	-
Canceled/expired/forfeited	(4,948)	30.00	-
Balance at December 31, 2023	106,058	45.00	-
Issued	99,334	11.39	-
Exercised	-	-	-
Canceled/expired/forfeited	(79,835)	37.00	-
Outstanding at December 31, 2024	125,557	$23.77	$-
Exercisable at December 31, 2024	98,640	$27.10	$-

As of December 31, 2024, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
3,845	145.00	2/23/2021	2/23/2026	1.15
13,543	63.63	8/18/2021	8/18/2026	1.63
741	134.95	11/3/2021	11/3/2026	1.84
481	46.83	3/21/2022	3/21/2027	2.22
381	26.25	5/16/2022	5/16/2027	2.37
480	21.88	9/28/2022	9/28/2027	2.74
2,400	75.00	2/8/2023	2/8/2026	1.11
261	28.75	2/27/2023	2/27/2028	3.16
1,513	27.50	5/30/2023	5/30/2028	3.41
1,064	31.23	7/18/2023	7/18/2028	3.55
1,515	18.55	10/24/2023	10/24/2028	3.82
89,223	11.28	6/21/2024	6/21/2029	4.47
4,694	12.25	9/30/2024	9/30/2029	4.75
5,416	9.28	12/31/2024	12/31/2029	5.00
125,557

The remaining stock-based compensation expense on unvested stock options was $34,123 as of December 31, 2024.

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Operating lease assets	$174,365	$277,995

Operating lease liabilities:
Current operating lease liabilities	110,856	89,318
Long term operating lease liabilities	69,094	190,989
Total operating lease liabilities	$179,950	$280,307

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the years ended December 31, 2024 and 2023, the Company recognized operating lease expense of $114,669 and $106,430, respectively. Operating lease costs are included within general and administrative expenses on the consolidated statements of operations. During the years ended December 31, 2024 and 2023, short-term lease costs were $75,270 and $48,423, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $111,395 and $120,976, respectively, for the years ended December 31, 2024 and 2023. These amounts are included in operating activities in the consolidated statements of cash flows. During the years ended December 31, 2024 and 2023, the Company reduced its operating lease liabilities by $100,357 and $113,791, respectively, for cash paid.

The operating lease liabilities as of December 31, 2024 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 1.55 years. Remaining lease payments as of December 31, 2024 are as follows:

Year ending December 31,
2025	116,965
2026	70,179
Total lease payments	187,144
Less: imputed interest	(7,194)
Total	$179,950

15. Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 14, Leases, for amounts expensed during the years ended December 31, 2024 and 2023).

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

16. Segment Disclosures

During the years ended December 31, 2024 and 2023, the Company had three operating segments including:

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

Financial statement information by operating segment for the years ended December 31, 2024 is presented below:

	Year Ended December 31, 2024
	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$4,302,417	$4,076,291	$8,378,708
Operating (loss) income	(2,433,902)	(5,871,492)	(248,673)	(8,554,067)
Interest expense	430,462	726,193	6,523	1,163,178
Depreciation and amortization	-	240,378	554,460	794,838
Total assets as of December 31, 2024	$16,265	$231,631	$5,538,875	$5,786,771

Geographic information as of and for the year ended December 31, 2024 is presented below:

	Revenues For The Year Ended December 31, 2024	Long-lived Assets as of December 31, 2024
United States	8,378,708	4,523,026
Consolidated total	$8,378,708	$4,523,026

Financial statement information by operating segment for the years ended December 31, 2023 is presented below:

	Year Ended December 31, 2023
	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$3,031,579	$3,874,581	$6,906,160
Operating (loss) income	(2,622,121)	(6,772,172)	(2,556,116)	(11,950,409)
Interest expense	334,609	2,123,654	-	2,458,263
Depreciation and amortization	-	255,263	589,194	844,457
Total assets as of December 31, 2023	$14,929	$3,366,938	$7,449,887	$10,831,754

Geographic information as of and for the year ended December 31, 2023 is presented below:

	Revenues For The Year Ended December 31, 2023	Long-lived Assets as of December 31, 2023
United States	6,906,160	8,087,043
Consolidated total	$6,906,160	$8,087,043

17. Income Taxes

The Company’s pre-tax income (loss) for the years ended December 31, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2024	2023
Domestic	$2,016,925	$(12,732,735)
Foreign	-	(415,553)
Pre-tax income (loss)	$2,016,925	$(13,148,288)

The provision for income taxes for the years ended December 31, 2024 and 2023 was as follows:

Year Ended
December 31,
	2024	2023
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-
Total provision for income taxes	$-	$-

The Company’s income taxes were calculated on the basis of domestic and foreign pre-tax income of $2,016,925 and $0, respectively, for the year ended December 31, 2024. The Company’s income taxes were calculated on the basis of domestic pre-tax loss and foreign pre-tax loss of $12,732,735 and $415,553, respectively, for the year ended December 31, 2023.

The Company’s effective tax rate for the years ended December 31, 2024 and 2023 differed from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2024	2023
	%	%
Federal tax benefit at statutory rate	(21.0)	(21.0)
Permanent differences	(4.4)	(4.4)
State tax benefit, net of Federal benefits	-	-
Other	-	-
Effect of foreign income taxed in rates other than the U.S. Federal statutory rate	-	-
Net change in valuation allowance	25.4	25.4
Provision	-	-

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2024	2023
Net operating loss carryforwards	$25,983,714	$28,000,639
Depreciation	(61,487)	(357,531)
Total assets	25,922,227	27,643,108

Total liabilities	-	-
Less: Valuation allowance	(25,922,227)	(27,643,108)

Net deferred tax liabilities	$-	$-

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards (“NOL’s”) of $25,983,714 and $28,000,639, respectively, that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2027. The NOL was acquired in the reverse merger and there is more likely than not a Section 382 limitation.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2024 and 2023, there was no accrued interest and penalties related to uncertain tax positions.

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

18. Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Numerator:
Net loss from continuing operations	$(10,121,829)	$(12,095,765)
Net income (loss) from discontinued operations, net of tax	$9,737,003	$(2,390,235)
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$(384,826)	$(14,486,000)

Denominator
Weighted average common shares outstanding, basic	963,097	906,834

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(10.51)	$(13.33)
Net income (loss) from discontinued operations, net of taxes	$10.11	$(2.64)
Net income (loss) per share	$(0.40)	$(15.97)

19. Discontinued Operations

On March 6, 2023, HWN divested the ADEX Entities. The divestiture of the ADEX Entities qualified for discontinued operations treatment.

The results of operations of the ADEX Entities have been included within net income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2024 and 2023.

On June 27, 2024, HWN sold the assets of its technology services business unit. The operations of the sold business unit qualified for discontinued operations treatment.

The assets and liabilities of the sold business unit as of December 31, 2023 have been included within the consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of the sold business unit have been included within net income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the years December 31, 2024 and 2023.

In connection with the sale of HWN’s technology services business unit, the Company is now subject to a non-compete which precludes it from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries qualify for discontinued operations treatment.

The assets and liabilities of AWS PR and Tropical as of December 31, 2024 and 2023 have been included within the consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of AWS PR and Tropical have been included within net income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2024 and 2023.

The following table shows the balance of the Company’s discontinued operations as of December 31, 2024 and 2023:

Disc Ops Balance Sheet

	December 31,
	2024	2023
Current assets:
Accounts receivable	$-	$1,623,936
Current assets of discontinued operations	$-	$1,623,936

Current liabilities:
Accounts payable and accrued liabilities	$505,782	$1,227,529
Contract liabilities	-	219,962
Current liabilities of discontinued operations	$505,782	$1,447,491

The following table shows the statement of operations for the Company’s discontinued operations for the years ended December 31, 2024 and 2023:

	For the year ended
	December 31,
	2024	2023

Revenue	$7,558,530	$24,845,606

Operating expenses:
Cost of revenues	4,132,178	19,626,083
Depreciation and amortization	-	100,572
Salaries and wages	1,136,044	4,099,153
General and administrative	505,578	1,974,718
Total operating expenses	5,773,800	25,800,526

Income from operations	1,784,730	(954,920)

Other income (expenses):
Gain on sale of business unit	-	-
Other income	1,500	-
Gain (loss) on disposal of subsidiary	7,950,773	(1,434,392)
Exchange loss	-	(923)
Total other income (expense)	7,952,273	(1,435,315)

Pre-tax income (loss) from discontinued operations	9,737,003	(2,390,235)

Provision for income taxes	-	-

Net income (loss) from discontinued operations, net of tax	$9,737,003	$(2,390,235)

20. Subsequent Events

Convertible senior secured debenture, Helena Global Investment Opportunities 1, Ltd. (“Helena”), 20% original issue discount, matures April 13, 2025

On January 13, 2025, the Company issued to Helena a senior convertible promissory note in the aggregate principal amount of $1,200,000 in connection with the January 2025 Securities Purchase Agreement. The Company received cash of $910,000, net of legal fees of $90,000 and a 20% original issue discount (“OID”), resulting in a total discount of $290,000. The interest on the outstanding principal due under the note is embedded within the 20% OID. Under the terms of the agreement the Company will repay the face value of the note on April 13, 2025.

The note is convertible into 480,000 shares of the Company’s common stock. Additionally, in connection with the note, the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock.

The Company also entered into an Equity Line of Credit agreement (“ELOC”) on January 13, 2025 with Helena. On March 13, 2025, the Company and Helena mutually agreed to terminate the ELOC for a termination fee of $150,000, to be paid to Helena within three days of the intended uplist to Nasdaq. As part of the ELOC, Helena received 34,286 commitment shares of the Company’s common stock, which survive termination of the ELOC.

In connection with the issuance of this debt, the Company issued a warrant to purchase 12,843 shares of the Company’s common stock to a broker.

Reverse stock split

On March 24, 2025, the Company effected a 1-for-250 reverse stock split of its common stock (the “Reverse Split”). All common share values and per-share amounts in this form 10-K reflect the Reverse Split.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Wire Networks, Inc.

Date: March 31, 2025	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

Date: March 31, 2025	By:	/s/ Curtis E. Smith
Curtis E. Smith
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark W. Porter	Chief Executive Officer and Chairman of the	March 31, 2025
Mark W. Porter	Board of Directors

/s/ Curtis E. Smith	Chief Financial Officer	March 31, 2025
Curtis E. Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen W. LaMarche	Director	March 31, 2025
Stephen W. LaMarche

/s/ Peter H. Kruse	Director	March 31, 2025
Peter H. Kruse

Exhibit Index

Exhibit #	Exhibit Description
2.1	Agreement and Plan of Merger, by and among Spectrum Global Solutions, Inc., HW Merger Sub, Inc., HWN, Inc. and the other parties thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 2, 2021)

3.2	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2022)

3.3	Amended Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2021)

3.4	Certificate of Designation, Preferences, Rights and Other Rights of Series D Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 22, 2021)

10.1	Securities Purchase Agreement, dated as of November 3, 2021, by and between HWN, Inc. (f/k/a Spectrum Global Solutions, Inc. and Dominion Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.2	Senior Secured Convertible Promissory Note, dated November 3, 2021, issued to Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.3	Registration Rights Agreement, dated as of November 3, 2021, by and between HWN, Inc. and Dominion Capital LLC (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.4	Stock Purchase Agreement, dated as of April 13, 2021, by and among Spectrum Global Solutions, Inc., SVC, Inc., Secure Voice Corp. and Telecom Assets Corp. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 16, 2021)

10.5	2009 Stock Compensation Plan and 2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on November 24, 2009)

10.6	Employment Agreement, dated as of March 1, 2021, by and between Spectrum Global Solutions, Inc. and Mark W. Porter (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2023)

10.7	Employment Agreement, dated as of January 31, 2023, by and between High Wire Networks, Inc. and Stephen LaMarche (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2023)

21.1*	List of Subsidiaries

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.