Form 10-Q
period 2025-03-31
HIGH WIRE NETWORKS, INC.
filed 2025-05-13
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 1,004,605 common shares issued and outstanding as of May 13, 2025.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$163,896	$220,824
Accounts receivable, net of allowances of $184,344 and $171,444, respectively, and unbilled revenue of $4,786 and $7,845, respectively	974,839	830,261
Prepaid expenses and other current assets	233,632	212,660
Total current assets	1,372,367	1,263,745

Property and equipment, net of accumulated depreciation of $794,507 and $732,804, respectively	723,535	785,238
Goodwill	605,584	605,584
Intangible assets, net of accumulated amortization of $1,604,418 and $1,481,907, respectively	2,835,328	2,957,839
Operating lease right-of-use assets	147,704	174,365
Total assets	$5,684,518	$5,786,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,671,179	$4,272,058
Contract liabilities	5,208	25,144
Current portion of loans payable to related parties	370,029	358,557
Current portion of loans payable, net of debt discount of $47,053 and $46,969, respectively	1,575,093	1,297,602
Current portion of convertible debentures, net of debt discount of $129,197 and $58,459, respectively	1,967,453	838,192
Warrant liabilities	73,200	80,520
Operating lease liabilities, current portion	113,598	110,856
Current liabilities of discontinued operations	505,782	505,782
Total current liabilities	9,281,542	7,488,711

Loans payable, net of current portion	70,100	78,125
Operating lease liabilities, net of current portion	39,713	69,094
Total liabilities	9,391,355	7,635,930

Commitments and contingencies (Note 14)

Series B preferred stock; $3,500 stated value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Total mezzanine equity	-	-

Stockholders’ equity (deficit):
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 1,004,605 and 970,319 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	10	10
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of March 31, 2025 and December 31, 2024	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of March 31, 2025 and December 31, 2024	4,869,434	4,869,434
Series F preferred stock; $1,000 stated value; 120 shares authorized; 90 and 0 issued and outstanding as of March 31, 2025 and December 31, 2024	331,439	-
Additional paid-in capital	32,833,510	32,466,050
Accumulated deficit	(49,486,873)	(46,930,296)
Total stockholders’ equity (deficit)	(3,706,837)	(1,849,159)
Total liabilities and stockholders’ equity (deficit)	$5,684,518	$5,786,771

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenue	$2,171,626	$2,061,503

Operating expenses:
Cost of revenue	1,410,054	1,122,018
Depreciation and amortization	184,214	188,338
Salaries and wages	1,018,609	1,320,219
General and administrative	880,262	958,253
Total operating expenses	3,493,139	3,588,828

Loss from operations	(1,321,513)	(1,527,325)

Other income (expense):
Interest expense	(160,585)	(243,036)
Amortization of debt discounts	(671,228)	(432,934)
Warrant expense	-	(214,737)
Gain on change in fair value of warrant liabilities	7,320	241,993
Exchange loss	-	(14,888)
Termination and penalty fee	(410,571)	(100,000)
Total other (expense)	(1,235,064)	(763,602)

Net loss from continuing operations before income taxes	(2,556,577)	(2,290,927)
Provision for income taxes	-	-
Net loss from continuing operations	(2,556,577)	(2,290,927)
Net income from discontinued operations, net of tax	-	1,876,489
Net loss attributable to High Wire Networks, Inc. common shareholders	$(2,556,577)	$(414,438)

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(2.62)	$(2.38)
Net income from discontinued operations, net of taxes	$-	$1.95
Net loss per share	$(2.62)	$(0.43)

Weighted average common shares outstanding basic and diluted	977,270	962,155

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	Common stock		Series D preferred stock		Series E preferred stock		Series F preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	Shares	$	capital	deficit	Total
Balances, January 1, 2024	959,508	$10	943	$7,745,643	311	$4,869,434	-	$-	$31,180,754	$(46,545,470)	$(2,749,629)
Issuance of common stock and warrants upon issuance of debt	2,974	-	-	-	-	-	-	-	56,286	-	56,286
Stock-based compensation	-	-	-	-	-	-	-	-	136,100	-	136,100
Net loss for the period	-	-	-	-	-	-	-	-	-	(414,438)	(414,438)
Ending balance, March 31, 2024	962,482	$10	943	$7,745,643	311	$4,869,434	-	$-	$31,373,140	$(46,959,908)	$(2,971,681)

Balances, January 1, 2025	970,319	$10	943	$7,745,643	311	$4,869,434	-	$-	$32,466,050	$(46,930,296)	$(1,849,159)
Issuance of common stock pursuant to equity line of credit	34,286	-	-	-	-	-	-	-	260,571	-	260,571
Issuance of Series F preferred stock and warrants in connection with debt	-	-	-	-	-	-	90	331,439	96,092	-	427,531
Stock-based compensation	-	-	-	-	-	-	-	-	10,797	-	10,797
Net loss for the period	-	-	-	-	-	-	-	-	-	(2,556,577)	(2,556,577)
Ending balance, March 31, 2025	1,004,605	$10	943	$7,745,643	311	$4,869,434	90	$331,439	$32,833,510	$(49,486,873)	$(3,706,837)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(2,556,577)	$(2,290,927)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of debt discounts	671,228	432,934
Depreciation and amortization	184,214	188,338
Amortization of operating lease right-of-use assets	26,661	25,474
Stock-based compensation related to stock options	10,797	136,100
Gain on change in fair value of warrant liabilities	(7,320)	(241,993)
Issuance of common stock pursuant to equity line of credit	260,571	-
Warrant expense	-	214,737
Penalty fee	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	(144,578)	(3,812,763)
Prepaid expenses and other current assets	(20,972)	(195,222)
Accounts payable and accrued liabilities	409,174	1,120,333
Contract liabilities	(19,936)	303,434
Operating lease liabilities	(26,639)	(24,088)
Net cash used in operating activities of continuing operations	(1,213,377)	(4,043,643)
Net cash provided by operating activities of discontinued operations	-	2,476,921
Net cash used in operating activities	(1,213,377)	(1,566,722)

Purchase of fixed assets	-	(13,721)
Net cash provided by investing activities	-	(13,721)

Cash flows from financing activities:
Proceeds from loans payable to related parties	242,000	-
Repayments of loans payable to related parties	(240,000)	-
Proceeds from loans payable	544,900	-
Repayments of loans payable	(300,451)	(285,211)
Proceeds from convertible debentures	910,000	431,150
Repayments of convertible debentures	-	(19,528)
Proceeds from factor financing	-	5,035,007
Repayments of factor financing	-	(3,650,713)
Net cash (used in) provided by financing activities of continuing operations	1,156,449	1,510,705
Net cash used in financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	1,156,449	1,510,705

Net decrease in cash	(56,928)	(69,738)

Cash, beginning of period	220,824	333,357
Cash, end of period	$163,896	$263,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$117,689	$132,219
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$742,052	$58,520
Issuance of Series E preferred stock in connection with debt	$427,531	$-
Issuance of common stock and warrants upon issuance of debt	$-	$56,286

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

March 31, 2025

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

On June 27, 2024, HWN entered into an asset purchase agreement with INNO4 LLC (the “Buyer”) pursuant to which the Buyer agreed to purchase certain assets of HWN related to the Company’s technology services business unit (refer to Note 3, Recent Subsidiary Activity, for additional detail). The assets related to the technology services business unit qualified for discontinued operations treatment. Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment. (refer to Note 17, Discontinued Operations, for additional detail).

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

Basis of Presentation/Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements include the accounts of the Company as well as High Wire and its subsidiaries, SVC and OCL. All subsidiaries are wholly-owned except for OCL where the Company holds 80% ownership. OCL had no operations in 2025 or 2024.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at March 31, 2025 and December 31, 2024 was $184,344 and $171,444, respectively.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2025 and 2024.

Intangible Assets

At March 31, 2025 and December 31, 2024, definite-lived intangible assets consisted of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment charges during the three months ended March 31, 2025 and 2024.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three months ended March 31, 2025 and 2024.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in United States, in various states within the United States and the Commonwealth of Puerto Rico. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2020 to 2024. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

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

Disaggregation of Revenues

The Company disaggregates its revenue by operating segment (refer to Note 15, Segment Disclosures, for additional information).

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At March 31, 2025 and December 31, 2024, contract liabilities totaled $5,208 and $25,144, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of March 31, 2025 and December 31, 2024, respectively, the Company had 1,132,008 and 561,197 common stock equivalents outstanding.

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

The Company generated operating losses in the three months ended March 31, 2025 and 2024, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the three months ended March 31, 2025, the Company had an operating loss of $1,321,513, cash flows used in continuing operations of $1,213,377, and a working capital deficit of $7,909,175. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of March 31, 2025 and December 31, 2024, there were no cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three months ended March 31, 2025 and 2024, no customers accounted for 10% or more of consolidated revenues. As of March 31, 2025, two customers accounted for 15% and 8% of trade accounts receivable, respectively. As of December 31, 2024, two customers accounted for 15% and 12% of trade accounts receivable, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2025 and 2024. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2025 and December 31, 2024 consisted of the following:

	Total fair value at March 31, 2025	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Warrant liabilities	$73,200	$-	$-	$73,200

	Total fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Warrant liabilities	$80,520	$-	$-	$80,520

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

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2025 and December 31, 2024, respectively, the Company had warrant liabilities of $73,200 and $80,520.

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

Recent Accounting Pronouncements

Any new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company considered whether or not this transaction would cause the sold assets to qualify for discontinued operations treatment. The Company determined that the sale of the assets qualifies for discontinued operations treatment in 2024 due to the size of their operations and because the sale represents a strategic shift (refer to Note 17, Discontinued Operations, for additional detail).

In connection with the sale, the Company recorded a gain on sale of business unit of $7,950,773 to the consolidated statement of operations for the year ended December 31, 2024. Additionally, the operations of the assets are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.

Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment in 2025 and 2024 (refer to Note 17, Discontinued Operations, for additional detail). Additionally, the operations of AWS PR and Tropical are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.

4.	Property and Equipment

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Computers and office equipment	$187,008	$187,008
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	474,183	474,183
Machinery and equipment	838,800	838,800
Total	1,518,042	1,518,042

Less: accumulated depreciation	(794,507)	(732,804)
Equipment, net	$723,535	$785,238

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $61,703 and $62,646, respectively.

5.	Goodwill and Intangible Assets

As of March 31, 2025 and December 31, 2024, the HWN reporting unit had goodwill of $382,750 and the SVC reporting unit had goodwill of $222,834, all respectively.

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	Cost	Accumulated Amortization	Net carrying value at March 31, 2025	Net carrying value at December 31, 2024
Customer relationship and lists	$3,885,679	$(1,403,819)	$2,481,860	$2,589,035
Trade names	554,067	(200,599)	353,468	368,804
Total intangible assets	$4,439,746	$(1,604,418)	$2,835,328	$2,957,839

During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $122,511 and $125,692, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2025	$321,494
2026	444,005
2027	444,005
2028	444,005
Thereafter	1,181,819
Total	$2,835,328

6.	Related Party Transactions

Loans Payable to Related Parties

As of March 31, 2025 and December 31, 2024, the Company had outstanding the following loans payable to related parties:

	March 31,	December 31,
	2025	2024
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$118,358	$115,672
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025	251,671	242,885
Total	$370,029	$358,557

Less: Current portion of loans payable to related parties	(370,029)	(358,557)

Loans payable to related parties, net of current portion	$-	$-

Promissory note, Mark Porter, 9% interest, unsecured, matures December 31, 2025

On June 1, 2021, the Company issued a $100,000 promissory note to the Chief Executive Officer of the Company in connection with the 2021 merger transaction. The note was originally due on December 15, 2021 and bears interest at a rate of 9% per annum.

On December 15, 2021, this note matured and was due on demand.

On June 28, 2024, the Company and the holder of the note entered into an amendment whereby outstanding accrued interest was added to the principal balance and the due date of the note was changed to December 31, 2025. The updated principal amount was $136,346. Additionally, the Company began making monthly payments of $3,393 in July 2024.

During the three months ended March 31, 2025, the Company paid no amount to the original balance under the note.

As March 31, 2025 and December 31, 2024, the Company owed $118,358 and $115,672, respectively, pursuant to this agreement.

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

During the three months ended March 31, 2025, the Company received short-term proceeds of $242,000 and made repayments of $240,000 under the note.

As March 31, 2025 and December 31, 2024, the Company owed $251,671 and $242,885, respectively, pursuant to this agreement.

7.	Loans Payable

As of March 31, 2025 and December 31, 2024, the Company had outstanding the following loans payable:

	March 31,	December 31,
	2025	2024
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025	$125,000	$156,250
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025	125,000	156,250
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025	179,055	195,333
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025	200,000	240,000
Channel Partners Capital LLC Loan, matures May 14, 2026, net of debt discount of $2,155 and $2,986, respectively	198,277	233,101
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures September 29, 2025, net of debt discount of $19,718 and $40,739, respectively	211,392	256,767
OnDeck Capital Loan, matures November 27, 2025, net of debt discount of $1,817 and $3,244, respectively	108,260	138,026
Future receivables financing agreement with Casa Capital, non-interest bearing, matures October 21, 2025, net of debt discount of $16,420 and $0, respectively	183,580	-
Future receivables financing agreement with Fenix Funding LLC, matures September 9, 2025, net of debt discount of $6,943 and $0, respectively	219,183	-
Headway Capital line of credit, interest of 4.17% per month, matures February 9, 2027	95,445	-
Total	$1,645,192	$1,375,727

Less: Current portion of loans payable	(1,575,093)	(1,297,602)

Loans payable, net of current portion	$70,100	$78,125

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

During the three months ended March 31, 2025, the Company paid $31,250 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $125,000 and $156,250, respectively, pursuant to this agreement.

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

During the three months ended March 31, 2025, the Company paid $31,250 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $ 125,000 and $156,250, respectively pursuant to this agreement.

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

During the three months ended March 31, 2025, the Company paid $16,278 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $179,055 and $195,333, respectively, pursuant to this agreement.

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

During the three months ended March 31, 2025, the Company paid $40,000 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $200,000 and $240,000, respectively pursuant to this agreement.

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

During the three months ended March 31, 2025, the Company paid $52,083 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $198,277 and $233,101, net of debt discount of $2,155 and $2,986, all respectively.

OnDeck Capital Loan, matures November 27, 2025

On November 27, 2024, the Company entered into a loan agreement with OnDeck. Under the agreement, The Company received cash of $150,000 and recorded a debt discount of $3,750.

Pursuant to the terms of the Loan Agreement, the Company agreed to pay Ondeck $3,813 each week.

During the three months ended March 31, 2025, the Company paid $49,575 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $108,260 and $138,025, net of debt discount of $1,817 and $3,244, all respectively.

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

During the three months ended March 31, 2025, the Company paid $66,397 of the original balance under the agreement.

As of March 31, 2025 and December 31, 2024, the Company owed $211,392 and $256,767, net of debt discount of $19,718 and $40,739, all respectively.

Future receivables financing agreement with Fenix Funding LLC, non-interest bearing

On February 24, 2025, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Fenix Funding LLC. Under the Financing Agreement, the Financing Parties sold to Fenix Funding LLC future receivables in an aggregate amount equal to $399,330 for a purchase price of $270,000. The Company received cash of $261,900 and recorded a debt discount of $8,100.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Fenix Funding LLC $11,095 each week, including interest, based upon an anticipated 8% of its future receivables until such time as $399,330 has been paid, a period Fenix Funding LLC and the Financing Parties estimate to be approximately six months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the three months ended March 31, 2025, the Company paid $55,475 of the original balance under the agreement.

As of March 31, 2025, the Company owed $219,183, net of debt discount of $6,943.

Headway Capital Line of Credit

On February 21, 2025, the Company entered into a line of credit agreement with Headway Capital. Under the agreement, The Company received initial cash proceeds of $100,000.

Pursuant to the terms of the line of credit agreement, the Company agreed to pay Headway $7,022 each month under a 24 month repayment term. The loan bears interest a monthly interest rate of 4.17%.

During the three months ended March 31, 2025, the Company paid $7,022 of the original balance under the agreement, and incurred interest of $2,468.

As of March 31, 2025, the Company owed $95,445.

Future receivables financing agreement with Casa Capital, non-interest bearing

On March 24, 2025, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Casa Capital Under the Financing Agreement, the Financing Parties sold to Casa Capital future receivables in an aggregate amount equal to $298,000 for a purchase price of $200,000. The Company received cash of $183,580 and recorded a debt discount of $16,420.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Casa Capital $9,933 each week, including interest, based upon an anticipated 2.4% of its future receivables until such time as $298,000 has been paid, a period Casa Capital and the Financing Parties estimate to be approximately seven months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

As of March 31, 2025, the Company owed $183,580, net of debt discount of $16,420.

8.	Convertible Debentures

As of March 31, 2025 and December 31, 2024, the Company had outstanding the following convertible debentures:

	March 31,	December 31,
	2025	2024
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $36,372, respectively	$700,000	$663,628
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025, net of debt discount of $9,609 and $22,086, respectively	187,041	174,564
Convertible promissory note issued to Helena Global Investment Opportunities 1 Ltd., non-interest bearing, secured, matures April 13, 2025, net of debt discount of $119,589 and $0, respectively	1,080,411	-
Total	$1,967,453	$838,192

Less: Current portion of convertible debentures, net of debt discount/premium	(1,967,453)	(838,192)

Convertible debentures, net of current portion, net of debt discount	$-	$-

The Company’s convertible debentures have an effective interest rate of 26.1%.

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

The Notes mature 18 months after issuance (the “Maturity Date”), bear interest at a rate of 18% per annum and are convertible into Common Stock (the “Conversion Shares” and, together with the Warrant Shares, the “Underlying Shares”), at the Investor’s election at any time after the Maturity Date, at an initial conversion price equal to $25.0, subject to adjustment for certain stock splits, stock combinations and dilutive share issuances. The Company may prepay all, but not less than all, of the then outstanding principal amount of the Notes by paying to the Investor an amount equal to the product of (i) the sum of (a) the outstanding principal amount of the Notes, plus (b) accrued and unpaid interest hereon, plus (c) all other amounts, costs, expenses and liquidated damages due in respect of the Notes, multiplied by (ii) (x) 1.18 if the Company prepays the Notes during the first month following the original issue date and (y) if the Company prepays thereafter, 1.18 minus 0.01 for every month following the closing until the Maturity Date. The Notes contain a number of customary events of default.

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

As of March 31, 2025, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 48,800 warrants to debt holders in connection with the Purchase Agreement.

 Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of March 31, 2025, the placement agent had received an aggregate of 3,416 warrants.

For information on the debt issued under the agreement, refer to the “Convertible promissory note, Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025” sections of this note, along with the “Convertible promissory note, Mark Porter, 18% interest, secured, matures March 25, 2025” section of Note 6, Loans Payable to Related Parties.

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

As of March 31, 2025 and December 31, 2024, the Company owed $700,000 and $663,628 pursuant to this note, net of debt discount of $0 and $36,372, all respectively.

Convertible promissory note, 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025

 On October 23, 2024, the Company issued to 1800 Diagonal Lending LLC an unsecured convertible promissory note in the aggregate principal amount of $196,650. The Company received cash of $165,000, resulting in an original issue discount of $31,650. A one-time interest charge of 12%, or $23,598, was applied on the issuance date. The principal and accrued interest is to be paid in five payments beginning on April 30, 2025, with the final principal and accrued interest payment due on August 30, 2025. In the event of a default, the note is convertible into shares of the Company’s common stock a fixed conversion price of $0.25 per share.

As of March 31, 2025 and December 31, 2024, the Company owed $187,041 and $174,564, net of debt discount of $9,609 and $22,086 pursuant to this note, all respectively.

Convertible senior secured debenture, Helena Global Investment Opportunities 1, Ltd. (“Helena”), 20% original issue discount, matures April 13, 2025

On January 13, 2025, the Company issued to Helena a senior convertible promissory note in the aggregate principal amount of $1,200,000 in connection with the January 2025 Securities Purchase Agreement. The Company received cash of $910,000, net of legal fees of $90,000 and a 20% original issue discount (“OID”). The interest on the outstanding principal due under the note is embedded within the 20% OID, and interest is only due upon default. Under the terms of the agreement the Company will repay the face value of the note on April 13, 2025.

The conversion price in effect on any conversion date, following the original issue date, other than in respect of a Mandatory Conversion (see below), be a price per share equal to 75% of the volume-weighted average price (“VWAP”) in the 5 trading days ending on the date of the delivery of the applicable conversion notice, (the “Conversion Price”), and which in no event shall be less than the floor price of $1.00 per share. The note will automatically convert into conversion shares 90 days subsequent to the closing of a qualified offering or qualified event and (ii) a further 50% of the principal balance and all unpaid accrued interest on the note will automatically convert into conversion shares on the date that 120 calendar days subsequent to the closing of such qualified offering or qualified event. As of March 31, 2025, the note is convertible into 480,000 shares of the Company’s common stock using the floor price calculation.

In connection with the note, the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock.

Additionally, in connection with the issuance of this debt, the Company issued a warrant to purchase 12,843 shares of the Company’s common stock to a broker.

Total debt discount recognized in connection with this note was $717,532, including the relative fair value of offering costs, OID, the issuance of Series E Preferred Shares and the broker warrants. Through March 31, 2025, $597,942 of debt discount was amortized. The convertible note payable, net of unamortized discount of $119,588, was $1,080,412 as of March 31, 2025.

9.	Warrant Liabilities

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the three months ended March 31, 2025:

Warrant
Liability
Balance at December 31, 2024	$80,520
Issuance of warrants	-
Change in fair value of warrant liabilities	(7,320)
Return of warrants	-
Balance at March 31, 2025	$73,200

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At March 31, 2025	180.70%	3.96%	0%	3.69
At December 31, 2024	183.65%	4.38%	0%	3.94

10.	Common Stock

Authorized shares

The Company has 1,000,000,000 common shares authorized with a par value of $0.00001.

Issuance of shares under equity line of credit

The Company entered into an Equity Line of Credit agreement (“ELOC”) on January 13, 2025 with Helena. On March 13, 2025, the Company and Helena mutually agreed to terminate the ELOC for a termination fee of $150,000, to be paid to Helena within three days of the intended uplist to Nasdaq. As part of the ELOC agreement, Helena received 34,286 commitment shares of the Company’s common stock, which survive termination of the ELOC. The fair value of the commitment shares issued was $260,571, or $7.60 per share. The total fee of $410,571, including the fair value of commitment shares issued and the $150,000 ELOC termination fee, was included in termination and penalty fee expense in the consolidated statements of operations.

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

Conversion — Beginning ninety (90) days from the date of issuance, all or a portion of the Series D may be converted into Common Stock at the greater of the Fixed Price and the Average Price (as defined below). On the business day immediately preceding the listing of the Common Stock on a national securities exchange (the “Automatic Series D Conversion Date”), without any further action, all shares of Series D shall automatically convert into shares of Common Stock at the Fixed Price, which is defined as the closing price of the Common Stock on the trading day immediately preceding the date of issuance of the Series D ( subject to adjustment for any reverse or forward split of the Common Stock). The Series D shares were issued on June 16, 2021, and the closing price of the Company’s common stock was $56.25 on June 15, 2021. The Average Price is defined as the average closing price of the Company’s common stock for the 10 trading days immediately preceding, but not including, the conversion date.

Vote to Change the Terms of or Issuance of Series D — The affirmative vote at a meeting duly called for such purpose, or written consent without a meeting, of the holders of not less than fifty-one (51%) of the then outstanding shares of Series D shall be required for any change to the Certificate of Designation, Preferences, Rights and Other Rights of the Series D.

As of March 31, 2025, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of March 31, 2025, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

Series F

On January 13, 2025, the Company designated 120 shares of Series F preferred stock with a stated value of $10,000 per share.

The principal terms of the Series F preferred stock shares are as follows:

Voting, Dividend and Other Rights — Except as otherwise provided in the Certificate of Designation, Preferences, Rights and Other Rights of the Series F (the “Series F COD”) or as required by law, the Series F shall be voted together with the shares of common stock, and any other series of preferred stock then outstanding that have voting rights, and except as provided in Section 3 of the Series F COD, not as a separate class, at any annual or special meeting of stockholders of the Company, with respect to any question or matter upon which the holders of common stock have the right to vote, such that the voting power of each share of Series F is equal to the voting power of the shares of common stock that each such share of Series F would be convertible as of the record date for determining stockholders entitled to vote on such matter. The Series F shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company and may act by written consent in the same manner as the holders of Common Stock of the Corporation. The holders of the Series F shall not be entitled to receive any dividends. The Series F are not redeemable.

Preference of Liquidation — Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), subject to the rights of any series of preferred stock that may from time to time come into existence, the holders of Series F shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that holders of common stock would receive if the Series F were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock at the conversion price then applicable for each share of outstanding share of Series F, which amount shall be paid to the holders of Series F pari passu with the amount paid to the holders of common stock.

Redemption - The Series F Preferred Stock is not redeemable at the option of any holder thereof.

Conversion — Following the date of issuance, all or a portion of the Series F may be converted into common stock determined by dividing the stated value of such share of Series F by the Conversion Price. The Conversion Price, and the rate at which shares of Series F may be converted into shares of common stock, shall be subject to adjustment as provided in the Series F COD. As of the issuance date of the Series F shares and March 31, 2025, the Series F Preferred Shares were convertible into was 90,453 shares of common stock.

In connection with the Helena note (see Note 8), the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock. The relative fair value of the Series F Preferred Stock recorded was $331,439, which is recorded within equity on the unaudited condensed consolidated balance sheet.

12.	Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $73,200 and $80,520 as of March 31, 2025 and December 31, 2024, respectively. This amount is included in warrant liabilities on the unaudited condensed consolidated balance sheets. The weighted-average remaining life on the share purchase warrants as of March 31, 2025 was 3.5 years. The weighted-average remaining life on the stock options as of March 31, 2025 was 3.7 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at March 31, 2025 were subject to vesting terms.

In connection with the Helena note (see Note 8), the Company issued a warrant to purchase 12,843 shares of the Company’s common stock to a broker. The warrant has an exercise price of $7.48 per share and expires on July 16, 2030. A volatility of 184.49%, discount rate of 4.6% and stock price at the grant date of $7.60 per share were used as Black-Scholes option pricing model inputs. The relative fair value of $96,092 was recorded as debt discount and within additional paid-in capital.

The following table summarizes the activity of share purchase warrants for the period of January 1, 2025 through March 31, 2025:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2024	166,444	25.81	-
Granted	12,843	7.48	-
Exercised	-	-	-
Expired/forfeited	(2,400)	62.50	-
Outstanding at March 31, 2025	176,887	$23.98	$16,311
Exercisable at March 31, 2025	164,044	$25.27	$16,311

As of March 31, 2025, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
50,000	25.00	11/18/2022	11/18/2027	2.64
52,216	37.50	9/25/2023	9/25/2028	3.49
4,830	31.25	12/7/2023	12/7/2028	3.69
2,415	31.25	12/11/2023	12/11/2028	3.70
3,803	31.25	1/11/2024	1/11/2029	3.79
10,800	13.90	5/9/2024	5/9/2029	4.11
22,000	10.00	5/16/2024	5/16/2029	4.13
16,240	12.50	5/23/2024	5/23/2029	4.15
1,740	11.28	6/19/2024	6/19/2029	4.22
12,843	7.48	1/13/2025	7/16/2030	5.30
176,887

The following table summarizes the activity of stock options for the period of January 1, 2025 through March 31, 2025:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2024	125,557	$23.77	$-
Issued	-	-	-
Exercised	-	-	-
Canceled/expired/forfeited	-	-	-
Outstanding at March 31, 2025	125,557	$23.77	$-
Exercisable at March 31, 2025	98,640	$27.10	$-

As of March 31, 2025, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
3,845	145.00	2/23/2021	2/23/2026	0.90
13,543	63.63	8/18/2021	8/18/2026	1.38
741	134.95	11/3/2021	11/3/2026	1.59
481	46.83	3/21/2022	3/21/2027	1.97
381	26.25	5/16/2022	5/16/2027	2.13
480	21.88	9/28/2022	9/28/2027	2.50
2,400	75.00	2/8/2023	2/8/2026	0.86
261	28.75	2/27/2023	2/27/2028	2.91
1,513	27.50	5/30/2023	5/30/2028	3.17
1,064	31.23	7/18/2023	7/18/2028	3.30
1,515	18.55	10/24/2023	10/24/2028	3.57
89,223	11.28	6/21/2024	6/21/2029	4.23
4,694	12.25	9/30/2024	9/30/2029	4.50
5,416	9.28	12/31/2024	12/31/2029	4.76
125,557

The remaining stock-based compensation expense on unvested stock options was $23,327 as of March 31, 2025.

13.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Operating lease assets	$147,704	$174,365

Operating lease liabilities:
Current operating lease liabilities	113,598	110,856
Long term operating lease liabilities	39,713	69,094
Total operating lease liabilities	$153,311	$179,950

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2025 and 2024, the Company recognized operating lease expense of $28,667 and $28,667, respectively. Operating lease costs are included within general and administrative expenses on the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, short-term lease costs were $7,728 and $0, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $28,644 and $27,280, respectively, for the three months ended March 31, 2025 and 2024. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2025 and 2024, the Company reduced its operating lease liabilities by $26,638 and $24,088, respectively, for cash paid.

The operating lease liabilities as of March 31, 2025 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 1.33 years. Remaining lease payments as of March 31, 2025 are as follows:

Year ending December 31,
2025	$88,320
2026	70,179
Total lease payments	158,499
Less: imputed interest	(5,188)
Total	$153,311

14.	Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 13, Leases, for amounts expensed during the three months ended March 31, 2025 and 2024).

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

During the three months ended March 31, 2025 and 2024, the Company had three operating segments including:

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

Financial statement information by operating segment for the three months ended March 31, 2025 is presented below:

	Three Months Ended March 31, 2025
	Corporate	Cybersecurity	SVC	Total

Revenue	$-	$1,063,437	$1,108,189	$2,171,626
Operating (loss) income	(110,183)	(1,202,860)	(8,471)	(1,321,513)
Interest expense	32,989	109,213	18,383	160,585
Depreciation and amortization	-	42,720	141,494	184,214
Total assets as of March 31, 2025	14,865	1,659,855	4,009,798	5,684,518

Geographic information as of and for the three months ended March 31, 2025 is presented below:

	Revenues For The Three Months Ended March 31, 2025	Long-lived Assets as of March 31, 2025
United States	2,171,626	4,312,151
Consolidated total	$2,171,626	$4,312,151

Financial statement information by operating segment for the three months ended March 31, 2024 and as of December 31, 2024 is presented below:

	Three Months Ended March 31, 2024
	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$1,045,828	$1,015,675	$2,061,503
Operating (loss) income	(281,422)	(1,247,339)	1,436	(1,527,325)
Interest expense	160,820	82,216	-	243,036
Depreciation and amortization	-	58,361	129,977	188,338
Total assets as of December 31, 2024	16,265	231,631	5,538,875	5,786,771

Geographic information as of and for the three months ended March 31, 2024 and as of December 31, 2024 is presented below:

	Revenues For The Three Months Ended March 31, 2024	Long-lived Assets as of December 31, 2024
United States	2,061,503	4,523,026
Consolidated total	$2,061,503	$4,523,026

16.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For The Three Months Ended
	March 31,
	2025	2024

Numerator:
Net loss from continuing operations	$(2,556,577)	$(2,290,927)
Net income from discontinued operations, net of tax	$-	$1,876,489
Net loss attributable to High Wire Networks, Inc. common shareholders	$(2,556,577)	$(414,438)

Denominator
Weighted average common shares outstanding, basic	977,270	962,155

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic and diluted:
Net loss from continuing operations	$(2.62)	$(2.38)
Net loss from discontinued operations, net of taxes	$-	$1.95
Net loss per share	$(2.62)	$(0.43)

17.	Discontinued Operations

On June 27, 2024, HWN sold the assets of its technology services business unit. The operations of the sold business unit qualified for discontinued operations treatment.

The results of operations of the sold business unit have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

In connection with the sale of HWN’s technology services business unit, the Company is now subject to a non-compete which precludes it from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries qualify for discontinued operations treatment.

The assets and liabilities of AWS PR and Tropical as of March 31, 2025 and December 31, 2024 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of AWS PR and Tropical have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

The following table shows the balance of the Company’s discontinued operations as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Current assets:
Accounts receivable	$-	$-
Current assets of discontinued operations	$-	$-

Current liabilities:
Accounts payable and accrued liabilities	$505,782	$505,782
Current liabilities of discontinued operations	$505,782	$505,782

The following table shows the statement of operations for the Company’s discontinued operations for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024

Revenue	$-	$5,589,478

Operating expenses:
Cost of revenues	-	3,028,721
Salaries and wages	-	449,478
General and administrative	-	236,290
Total operating expenses	-	3,714,489

Income from operations	-	1,874,989

Other income (expenses):
Other income	-	1,500
Total other income (expense)	-	1,500

Pre-tax income (loss) from discontinued operations	-	1,876,489

Provision for income taxes	-	-

Net income (loss) from discontinued operations, net of tax	$-	$1,876,489

18.	Subsequent Events

Series G Preferred Stock

On April 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company issued 250 shares of a newly created Series G Convertible Preferred Stock, which is convertible into common stock, par value $0.00001 per share.

The material features of the Series G Preferred Stock, as set forth in the Certificate of Designation for the Preferred Stock (“COD”), include the following: (i) the Series G Preferred Stock is convertible into shares of our common stock at a price equal to 90% of the lowest traded price of the Common Stock during the ten (10) trading days immediately preceding any conversion; (ii) conversions are limited so that no conversion may be made to the extent that, following a conversion, the beneficial ownership of the Investor and its affiliates would be more than 4.99% of our outstanding shares of common stock; (iii) the Series G Preferred Stock is entitled to receive dividends at an annual rate of 12% on the stated value thereof, payable quarterly in arrears, in cash or by the issuance of additional shares of Series G Preferred Stock ; (iv) on the earlier of the (1) 90th calendar day following the issuance date and (2) the date the Common Stock is listed on a national exchange, the Company has the obligation to redeem the Series G Preferred Stock for an amount equal to 110% of the outstanding Stated Value of the Series G Preferred Stock , plus any accrued but unpaid dividends, plus all other amounts due to the Investor pursuant to the Certificate of Designation; and (v) the Preferred Stock will vote together with our common stock on an as-converted basis on all matters submitted to a vote of our shareholders, but not in excess of the 4.99% conversion limitation.

Under additional covenants set forth in the COD, holders of the Series G Preferred Stock enjoy certain other rights, including: (i) upon the consummation of an underwritten offering by the Company resulting in net proceeds of at least $3,000,000, occurring prior to the one year anniversary of the issue date, the Investor shall have the option to convert their Series G Preferred Stock, along with any other series of preferred stock of the Company then held by them, into the securities issued in such underwritten offering, at a 35% discount to the public offering price at which the securities in such offering are issued; (ii) the Investor has the right to have the conversion price adjusted downward to match the conversion price of any newly-issued variable price convertible security with a conversion price more favorable than that set forth in the COD; (iii) Investor has the right to participate in up to 20% of any future financings we may conduct.

The Company relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder in connection with the issuance and sale of the Series G Preferred Stock and Conversion Shares. The offer and sale of the Series G Preferred Stock and Conversion Shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements of the Securities Act, and in each case in compliance with applicable state securities laws.

Pursuant to the Securities Purchase Agreement, the Company has reserved 40,000 shares of common stock.

Issuance of Common Stock

On April 30, 2025, the Company agreed to issue 625,000 shares of common stock to multiple creditors in exchange for certain liabilities.

On April 30, 2025, the Company agreed to issue 78,209 shares of common stock in exchange for certain outstanding warrants.

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

Results of Operations for the Three-Month Periods Ended March 31, 2025 and 2024

Our operating results for the three-month periods ended March 31, 2025 and 2024 are summarized as follows:

	For The Three Months Ended
	March 31,
Statement of Operations Data:	2025	2024

Revenue	$2,171,626	$2,061,503
Operating expenses	3,493,139	3,588,828
Loss from operations	(1,321,513)	(1,527,325)
Total other (expense) income	(1,235,064)	(763,602)
Net income from discontinued operations, net of tax	-	1,876,489
Net loss attributable to common shareholders	$(2,556,577)	$(414,438)

Revenues

Our revenue increased from $2,061,503 for the three months ended March 31, 2024 to $2,171,626 for the three months ended March 31, 2025, an increase of $110,123.

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

Operating Expenses

During the three months ended March 31, 2025, our operating expenses were $3,493,139, compared to $3,588,828 for the same period of 2024. The decrease of $95,689 is primarily related to a $301,610 decrease in in salaries and wages and a $77,991 decrease in general and administrative expense, partially offset by an increase of $288,036 in costs of revenue. In 2025, after internal departmental evaluation, certain headcount were specifically designated as 100% Security Operations Center (SOC) personnel and therefore were included within cost of revenues. Overall employee count remained relatively the same.

Other Expense

During the three months ended March 31, 2025, we had other expense of $1,235,064, compared to $763,602 for the same period of 2024. The increase of $471,462 is primarily related to an increase in termination and penalty fee of $310,571 and an increase in amortization of debt discount of $238,294 due to new notes issued in the 2025 period compared to the same period of 2024, offset by the change in warrant liability expense and change in fair value of warrant liability.

Net Income from Discontinued Operations, Net of Tax

For the three months ended March 31, 2025, we had net income from discontinued operations, net of tax of $0, compared to a net income from discontinued operations, net of tax of $1,876,489 in the same period of 2024. The 2024 period included income from operations of $1,874,989 and other income of $1,500.

Net Loss

For the three months ended March 31, 2025, we had net loss attributable to High Wire Networks, Inc. common shareholders of $2,556,577, compared to a net loss of $414,438 in the same period of 2024.

Liquidity and Capital Resources

As of March 31, 2025, our total current assets were $1,372,367 and our total current liabilities were $9,281,542 resulting in a working capital deficit of $7,909,175, compared to a working capital deficit of $6,224,966 as of December 31, 2024.

We have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For The Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(1,213,377)	$(1,566,722)
Net cash used in investing activities	$-	$(13,721)
Net cash provided by financing activities	$1,156,449	$1,510,705
Change in cash	$(56,928)	$(69,738)

For the three months ended March 31, 2025, cash decreased $56,928, compared to a decrease in cash of $69,738 for the same period of 2024. For the three months ended March 31, 2025, net cash provided by financing activities included net proceeds from of loans payable to related parties of $2,000, proceeds from convertible debentures of $910,000 and net proceeds from loans payable of $244,449. Net cash used in operating activities included the net loss from continuing operations of $2,556,577, partially offset by a net cash inflow from changes in operating assets and liabilities of $197,049.

As of March 31, 2025, we had cash of $163,896 compared to $220,824 as of December 31, 2024.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the ELOC agreement, Helena received 34,286 commitment shares of the Company’s common stock, which survive termination of the ELOC. The fair value of the commitment shares issued was $260,571, or $7.60 per share.

In connection with the Helena note (see Note 8), the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock.

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

High Wire Networks, Inc.

Date: May 13, 2025	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: May 13, 2025	By:	/s/ Curtis E. Smith
Curtis E. Smith
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer