Form 10-Q
period 2025-06-30
HIGH WIRE NETWORKS, INC.
filed 2025-10-14
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 1,119,665 common shares issued and outstanding as of October 14, 2025.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash	$111,916	$220,824
Accounts receivable, net of allowances of $214,474 and $171,444, respectively, and unbilled revenue of $4,786 and $7,845, respectively	1,096,823	830,261
Prepaid expenses and other current assets	151,461	212,660
Total current assets	1,360,200	1,263,745

Property and equipment, net of accumulated depreciation of $855,211 and $732,804, respectively	662,831	785,238
Goodwill	605,584	605,584
Intangible assets, net of accumulated amortization of $1,726,929 and $1,481,907, respectively	2,712,817	2,957,839
Operating lease right-of-use assets	120,729	174,365
Total assets	$5,462,161	$5,786,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,877,846	$4,272,058
Contract liabilities	78,106	25,144
Current portion of loans payable to related parties	468,964	358,557
Current portion of loans payable, net of debt discount of $18,896 and $46,969, respectively	1,389,900	1,297,602
Current portion of convertible debentures, net of debt discount of $0 and $58,459, respectively	2,280,620	838,192
Warrant liabilities	3,733	80,520
Operating lease liabilities, current portion	116,373	110,856
Current liabilities of discontinued operations	505,782	505,782
Total current liabilities	10,721,324	7,488,711

Loans payable, net of current portion	32,916	78,125
Operating lease liabilities, net of current portion	9,987	69,094
Total liabilities	10,764,227	7,635,930

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 1,119,665 and 970,319 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	11	10
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of June 30, 2025 and December 31, 2024	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of June 30, 2025 and December 31, 2024	4,869,434	4,869,434
Series F preferred stock; $0.0001 par value; $1,000 stated value; 120 shares authorized; 90 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Series G preferred stock; $0.00001 par value; $1,200 stated value; 250 shares authorized; 250 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	33,470,023	32,466,050
Accumulated deficit	(51,387,177)	(46,930,296)
Total stockholders’ deficit	(5,302,066)	(1,849,159)
Total liabilities and stockholders’ deficit	$5,462,161	$5,786,771

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$2,256,454	$1,937,618	$4,428,080	$3,999,121

Operating expenses:
Cost of revenue	1,604,496	1,146,444	3,014,550	2,268,462
Depreciation and amortization	183,215	233,523	367,429	421,861
Salaries and wages	872,558	2,031,484	1,891,167	3,351,703
General and administrative	985,367	1,529,881	1,865,629	2,488,134
Total operating expenses	3,645,636	4,941,332	7,138,775	8,530,160

Loss from operations	(1,389,182)	(3,003,714)	(2,710,695)	(4,531,039)

Other income (expense):
Interest expense	(421,486)	(744,037)	(582,071)	(987,073)
Amortization of debt discounts	(159,103)	(423,876)	(830,331)	(856,810)
Warrant expense	-	(19,140)	-	(233,877)
Gain on change in fair value of warrant liabilities	69,467	(12,200)	76,787	229,793
Loss on settlement of debt	-	(467,060)		(467,060)
Exchange loss	-	(12,974)	-	(27,862)
Gain on extinguishment of warrant liabilities	-	921,422		921,422
Termination and penalty fee	-	-	(410,571)	(100,000)
Total other (expense)	(511,122)	(757,865)	(1,746,186)	(1,521,467)

Net loss from continuing operations before income taxes	(1,900,304)	(3,761,579)	(4,456,881)	(6,052,506)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(1,900,304)	(3,761,579)	(4,456,881)	(6,052,506)
Net income from discontinued operations, net of tax	-	7,860,514	-	9,737,003
Net loss attributable to High Wire Networks, Inc. common shareholders	$(1,900,304)	$4,098,935	$(4,456,881)	$3,684,497

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(1.83)	$(3.91)	$(4.38)	$(6.29)
Net income from discontinued operations, net of taxes	$-	$8.17	$-	$10.12
Net income (loss) per share	$(1.83)	$4.26	$(4.38)	$3.83

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(1.83)	$(3.46)	$(4.38)	$(5.56)
Net income (loss) from discontinued operations, net of taxes	-	$7.22	-	$8.95
Net income (loss) per share	$(1.83)	$3.77	$(4.38)	$3.39

Weighted average common shares outstanding
Basic	1,035,704	962,482	1,017,209	962,318
Diluted	1,035,704	1,088,206	1,017,209	1,088,043

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	Common stock		Series D preferred stock		Series E preferred stock		Series F preferred stock		Series G preferred stock		Series H preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2024	959,508	$10	943	$7,745,643	311	$4,869,434	-	$-	-	$-	-	$-	$31,180,754	$(46,545,470)	$(2,749,629)
Issuance of common stock and warrants upon issuance of debt	2,974	-	-	-	-	-	-	-	-	-	-	-	56,286	-	56,286
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	136,100	-	136,100
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(414,438)	(414,438)
Ending balance, March 31, 2024	962,482	10	943	7,745,643	311	4,869,434	-	-	-	-	-	-	31,373,140	(46,959,908)	(2,971,681)
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	353,484	-	353,484
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	298,746	-	298,746
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	4,098,935	4,098,935
Ending balance, June 30, 2024	962,482	$10	943	$7,745,643	311	$4,869,434	-	$-	-	$-	-	$-	$32,025,370	$(42,860,973)	$1,779,484

Balances, January 1, 2025	970,319	$10	943	$7,745,643	311	$4,869,434	-	$-	-	$-	-	$-	$32,466,050	$(46,930,296)	$(1,849,159)
Issuance of common stock pursuant to equity line of credit	34,286	-	-	-	-	-	-	-	-	-	-	-	260,571	-	260,571
Issuance of Series F preferred stock and warrants in connection with debt	-	-	-	-	-	-	90	-	-	-	-	-	427,531	-	427,531
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	10,797	-	10,797
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,556,577)	(2,556,577)
Ending balance, March 31, 2025	1,004,605	10	943	7,745,643	311	4,869,434	90	-	-	-	-	-	33,164,949	(49,486,873)	(3,706,837)
Issuance of common stock in connection with debt	48,856	-	-	-	-	-	-	-	-	-	-	-	57,000	-	57,000
Exercise of warrant	66,204	1	-	-	-	-	-	-	-	-	-	-	(1)	-	-
Issuance of Series G preferred stock	-	-	-	-	-	-	-	-	250	-	-	-	240,000	-	240,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	8,075	-	8,075
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,900,304)	(1,900,304)
Ending balance, March 31, 2025	1,119,665	$11	943	$7,745,643	311	$4,869,434	90	$-	250	$-	-	$-	$33,470,023	$(51,387,177)	$(5,302,066)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the six months ended
	June 30,
	2025	2024
		(As restated)
Cash flows from operating activities:
Net loss from continuing operations	$(4,456,881)	$(6,052,506)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of debt discounts	830,331	856,810
Interest on convertible note	240,970	-
Depreciation and amortization	367,429	421,861
Amortization of operating lease right-of-use assets	53,636	51,232
Stock-based compensation related to stock options	18,872	434,846
Gain on change in fair value of warrant liabilities	(76,787)	(229,793)
Issuance of common stock pursuant to equity line of credit	260,571
Warrant expense	-	233,877
Penalty fee	-	100,000
Loss on settlement of debt	-	467,060
Gain on extinguishment of warrant liabilities	-	(921,422)
Changes in operating assets and liabilities:
Accounts receivable	(266,562)	(2,224,013)
Prepaid expenses and other current assets	61,199	(121,140)
Accounts payable and accrued liabilities	1,624,193	1,031,330
Contract liabilities	52,962	997,241
Operating lease liabilities	(53,590)	(48,459)
Net cash used in operating activities of continuing operations	(1,343,657)	(5,003,076)
Net cash provided by operating activities of discontinued operations	-	2,652,515
Net cash used in operating activities	(1,343,657)	(2,350,561)

Cash received from sale of technology services business unit	-	9,780,307
Purchase of fixed assets	-	(13,324)
Net cash provided by investing activities	-	9,766,983

Cash flows from financing activities:
Proceeds from loans payable to related parties	342,000	-
Repayments of loans payable to related parties	(250,000)	(70,000)
Proceeds from loans payable	722,869	2,676,047
Repayments of loans payable	(730,120)	(3,315,532)
Proceeds from convertible debentures	910,000	431,150
Repayments of convertible debentures	-	(1,919,403)
Proceeds from factor financing	-	6,673,090
Repayments of factor financing	-	(8,034,746)
Proceeds from issue of Series G preferred stock	240,000	-
Net cash (used in) provided by financing activities of continuing operations	1,234,749	(3,559,394)
Net cash used in financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	1,234,749	(3,559,394)

Net change in cash	(108,908)	3,857,028

Cash, beginning of period	220,824	328,282
Cash, end of period	$111,916	$4,185,310

Supplemental disclosures of cash flow information:
Cash paid for interest	$252,890	$632,149
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$742,052	$58,520
Issuance of Series E preferred stock in connection with debt	$427,531	$-
Issuance of common stock and warrants upon issuance of debt	$-	$56,286

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

June 30, 2025

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records unbilled receivables for services performed but not billed. Management reviews a customer’s credit history before extending credit. The Company maintains an allowance for doubtful accounts for estimated losses. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period in which they become known. Management analyzes the collectability of accounts receivable each period. This review considers the aging of account balances, historical bad debt experience, and changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change. The allowance for doubtful accounts at June 30, 2025 and December 31, 2024 was $214,474 and $171,444, respectively.

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

During the six months ended June 30, 2025 and 2024, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of any reporting unit was below its carrying amount. This assessment was based on management’s estimates of future performance, industry conditions, and other relevant qualitative factors. Based on this evaluation, management identified certain indicators of potential impairment as of June 30, 2025; however, based on its evaluation, no goodwill impairment losses were recognized for the interim periods presented.

Intangible Assets

At June 30, 2025 and December 31, 2024, definite-lived intangible assets consisted of tradenames and customer relationships which are being amortized over their estimated useful lives of 10 years.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment was based on management’s estimates of future performance, industry conditions, and other relevant qualitative factors. Based on this evaluation, management identified certain indicators of potential impairment as of June 30, 2025; however, based on its evaluation, the Company determined that the carrying amounts of its long-lived assets were recoverable. No impairment losses were recognized during the six months ended June 30, 2025 and 2024.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the six months ended June 30, 2025 and 2024.

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

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, contract liabilities totaled $78,106 and $25,144, respectively.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of June 30, 2025 and December 31, 2024, respectively, the Company had 1,623,188 and 561,197 common stock equivalents outstanding.

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

The Company generated operating losses in the six months ended June 30, 2025 and 2024, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the six months ended June 30, 2025, the Company had an operating loss of $2,710,695, cash flows used in continuing operations of $1,343,657, and a working capital deficit of $9,361,124. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of June 30, 2025 and December 31, 2024, there were no cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the three and six months ended June 30, 2025 and 2024, no customers accounted for 10% or more of consolidated revenues. As of June 30, 2025, no customers accounted for 10% of trade accounts receivable. As of December 31, 2024, two customers accounted for 15% and 12% of trade accounts receivable, respectively.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the six months ended June 30, 2025 and 2024. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2025 and December 31, 2024 consisted of the following:

	Total fair value at June 30, 2025	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Warrant liabilities	$3,733	$-	$-	$3,733

	Total fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Warrant liabilities	$80,520	$-	$-	$80,520

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

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2025 and December 31, 2024, respectively, the Company had warrant liabilities of $3,733 and $80,520, respectively.

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

In connection with the sale, the Company recorded a gain on sale of business unit of $7,950,773 to the consolidated statement of operations for the year ended December 31, 2024. Additionally, the operations of the assets are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024.

Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment in 2025 and 2024 (refer to Note 17, Discontinued Operations, for additional detail). Additionally, the operations of AWS PR and Tropical are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024.

4.	Property and Equipment

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Computers and office equipment	$187,008	$187,008
Vehicles	11,938	11,938
Leasehold improvements	6,113	6,113
Software	474,183	474,183
Machinery and equipment	838,800	838,800
Total	1,518,042	1,518,042

Less: accumulated depreciation	(855,211)	(732,804)
Equipment, net	$662,831	$785,238

During the three months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $60,704 and $63,646, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $122,407 and $126,292, respectively.

5.	Goodwill and Intangible Assets

As of June 30, 2025 and December 31, 2024, the HWN reporting unit had goodwill of $382,750 and the SVC reporting unit had goodwill of $222,834, all respectively.

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	Cost	Accumulated Amortization	Net carrying value at June 30, 2025	Net carrying value at December 31, 2024
Customer relationship and lists	$3,885,679	$(1,510,994)	$2,374,685	$2,589,035
Trade names	554,067	(215,935)	338,132	368,804
Total intangible assets	$4,439,746	$(1,726,929)	$2,712,817	$2,957,839

During the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $122,511 and $169,877, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $245,022 and $295,569, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2025	$198,983
2026	444,005
2027	444,005
2028	444,005
Thereafter	1,181,819
Total	$2,712,817

6.	Related Party Transactions

Loans Payable to Related Parties

As of June 30, 2025 and December 31, 2024, the Company had outstanding the following loans payable to related parties:

	June 30,	December 31,
	2025	2024
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$120,875	$115,672
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025	348,089	242,885
Total	$468,964	$358,557

Less: Current portion of loans payable to related parties	(468,964)	(358,557)
Loans payable to related parties, net of current portion	$-	$-

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

During the six months ended June 30, 2025, the Company paid no amount to the original balance under the note.

As June 30, 2025 and December 31, 2024, the Company owed $120,875 and $115,672, respectively, pursuant to this agreement.

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

During the six months ended June 30, 2025, the Company received short-term proceeds of $342,000 and made repayments of $250,000 under the note.

As June 30, 2025 and December 31, 2024, the Company owed $348,089 and $242,885, respectively, pursuant to this agreement.

7.	Loans Payable

As of June 30, 2025 and December 31, 2024, the Company had outstanding the following loans payable:

	June 30,	December 31,
	2025	2024
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025	$125,000	$156,250
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025	125,000	156,250
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025	179,055	195,333
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025	155,000	240,000
Channel Partners Capital LLC Loan, matures May 14, 2026, net of debt discount of $1,446 and $2,986, respectively	160,909	233,101
Future receivables financing agreement with Arin Funding LLC, non-interest bearing, matures September 29, 2025, net of debt discount of $5,471 and $40,739, respectively	166,587	256,767
OnDeck Capital Loan, matures November 27, 2025, net of debt discount of $939 and $3,244, respectively	77,932	138,026
Future receivables financing agreement with Casa Capital, non-interest bearing, matures October 21, 2025, net of debt discount of $8,796 and $0, respectively	92,798	-
Future receivables financing agreement with Casa Capital, non-interest bearing, matures November 7, 2025, net of debt discount of $10,209 and $0, respectively	112,454	-
Future receivables financing agreement with Fenix Funding LLC, matures September 9, 2025, net of debt discount of $3,182 and $0, respectively	142,315	-
Headway Capital line of credit, interest of 4.17% per month, matures February 9, 2027	85,766	-
Total	$1,422,816	$1,375,727

Less: Current portion of loans payable	(1,389,900)	(1,297,602)
Loans payable, net of current portion	$32,916	$78,125

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

During the six months ended June 30, 2025, the Company paid $31,250 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $125,000 and $156,250, respectively, pursuant to this agreement.

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

During the six months ended June 30, 2025, the Company paid $31,250 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $ 125,000 and $156,250, respectively pursuant to this agreement.

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

During the six months ended June 30, 2025, the Company paid $16,278 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $179,055 and $195,333, respectively, pursuant to this agreement.

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

During the six months ended June 30, 2025, the Company paid $85,000 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $155,000 and $240,000, respectively pursuant to this agreement.

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

During the six months ended June 30, 2025, the Company paid $104,192 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $160,909 and $233,101, net of debt discount of $1,446 and $2,986, all respectively.

OnDeck Capital Loan, matures November 27, 2025

On November 27, 2024, the Company entered into a loan agreement with OnDeck. Under the agreement, The Company received cash of $150,000 and recorded a debt discount of $3,750.

Pursuant to the terms of the Loan Agreement, the Company agreed to pay Ondeck $3,813 each week.

During the six months ended June 30, 2025, the Company paid $161,211 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $77,932 and $138,025, net of debt discount of $939 and $3,244, all respectively.

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

During the six months ended June 30, 2025, the Company paid $225,000 of the original balance under the agreement.

As of June 30, 2025 and December 31, 2024, the Company owed $166,587 and $256,767, net of debt discount of $5,471 and $40,739, all respectively.

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

During the six months ended June 30, 2025, the Company paid $157,549 of the original balance under the agreement.

As of June 30, 2025, the Company owed $142,315, net of debt discount of $3,182.

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

During the six months ended June 30, 2025, the Company paid $28,089 of the original balance under the agreement, and incurred interest of $13,857.

As of June 30, 2025, the Company owed $85,768.

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

During the six months ended June 30, 2025, the Company paid $117,027 of the original balance under the agreement.

As of June 30, 2025, the Company owed $92,798, net of debt discount of $8,796.

Future receivables financing agreement with Casa Capital, non-interest bearing

On May 22, 2025, the Company, together with its subsidiaries (collectively with the Company, the “Financing Parties”), entered into an Agreement of Sale of Future Receipts (the “Financing Agreement”) with Casa Capital Under the Financing Agreement, the Financing Parties sold to Casa Capital future receivables in an aggregate amount equal to $186,250 for a purchase price of $125,000. The Company received cash of $112,105 and recorded a debt discount of $12,895.

Pursuant to the terms of the Financing Agreement, the Company agreed to pay Casa Capital $9,933 each week, including interest, based upon an anticipated 4.2% of its future receivables until such time as $186,250 has been paid, a period Casa Capital and the Financing Parties estimate to be approximately seven months. The Financing Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and termination provisions.

During the six months ended June 30, 2025, the Company paid $7,760 of the original balance under the agreement.

As of June 30, 2025, the Company owed $112,454, net of debt discount of $10,209.

8.	Convertible Debentures

As of June 30, 2025 and December 31, 2024, the Company had outstanding the following convertible debentures:

	June 30,	December 31,
	2025	2024
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $36,372, respectively	$700,000	$663,628
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025, net of debt discount of $0 and $22,086, respectively	380,620	174,564
Convertible promissory note issued to Helena Global Investment Opportunities 1 Ltd., non-interest bearing, secured, matures April 16, 2025, net of debt discount of $0 and $0, respectively	1,200,000	-
Total	$2,280,620	$838,192

Less: Current portion of convertible debentures, net of debt discount/premium	(2,280,620)	(838,192)
Convertible debentures, net of current portion, net of debt discount	$-	$-

The Company’s convertible debentures have an effective interest rate of 26.1%.

Securities Purchase Agreement – September 2023

During the period ending June 30, 2025, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 48,800 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of June 30, 2025, the placement agent had received an aggregate of 3,416 warrants.

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

As of June 30, 2025 and December 31, 2024, the Company owed $700,000 and $663,628 pursuant to this note, net of debt discount of $0 and $36,372, all respectively.

Convertible promissory note, 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025

On October 23, 2024, the Company issued to 1800 Diagonal Lending LLC an unsecured convertible promissory note in the aggregate principal amount of $196,650. The Company received cash of $165,000, resulting in an original issue discount of $31,650. A one-time interest charge of 12%, or $23,598, was applied on the issuance date. The principal and accrued interest is to be paid in five payments beginning on April 30, 2025, with the final principal and accrued interest payment due on August 30, 2025. In the event of a default, the note is convertible into shares of the Company’s common stock a fixed conversion price of $62.5 per share.

During the six months ended June 30, 2025, the Holder elected to convert portions of the outstanding balance of the note into shares of common stock as follows:

●	On June 17, 2025, $12,000 of principal was converted into 6,000 shares of common stock at a conversion price of $2 per share.

●	On June 24, 2025, $20,000 of principal was converted into 13,829 shares of common stock at a conversion price of $1.4463 per share.

●	On June 27, 2025, $25,000 of principal was converted into 29,027 shares of common stock at a conversion price of $0.8613 per share.

Following these conversions, the outstanding balance of the note, including default amounts of $240,000, was $380,620 as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company owed $380,620 and $174,564, net of debt discount of $0 and $22,086 pursuant to this note, all respectively. During the three and six months ended June 30, 2025, the Company recorded $240,970 in additional default interest which increased the principal of the outstanding note.

Convertible senior secured debenture, Helena Global Investment Opportunities 1, Ltd. (“Helena”), 20% original issue discount, matures April 16, 2025

On January 13, 2025, the Company issued to Helena a senior convertible promissory note in the aggregate principal amount of $1,200,000 in connection with the January 2025 Securities Purchase Agreement. The Company received cash of $910,000, net of legal fees of $90,000 and a 20% original issue discount (“OID”). The interest on the outstanding principal due under the note is embedded within the 20% OID, and interest is only due upon default. Under the terms of the agreement the Company will repay the face value of the note on April 16, 2025. On July 1, 2025, the Company received formal notice from Helena Partners on behalf of Helena Global Investment Opportunities 1 Ltd. (“Helena”), the Company’s senior secured lender, stating that the Company remained in default under its loan and security agreements and was required to liquidate and sell its assets no later than August 15, 2025 (see Note 18).

The conversion price in effect on any conversion date, following the original issue date, other than in respect of a Mandatory Conversion (see below), be a price per share equal to 75% of the volume-weighted average price (“VWAP”) in the 5 trading days ending on the date of the delivery of the applicable conversion notice, (the “Conversion Price”), and which in no event shall be less than the floor price of $1.00 per share. The note will automatically convert into conversion shares 90 days subsequent to the closing of a qualified offering or qualified event and (ii) a further 50% of the principal balance and all unpaid accrued interest on the note will automatically convert into conversion shares on the date that 120 calendar days subsequent to the closing of such qualified offering or qualified event. As of June 30, 2025, the note is convertible into 480,000 shares of the Company’s common stock using the floor price calculation.

In connection with the note, the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock.

Additionally, in connection with the issuance of this debt, the Company issued a warrant to purchase 12,843 shares of the Company’s common stock to a broker.

Total debt discount recognized in connection with this note was $717,532, including the relative fair value of offering costs, OID, the issuance of Series E Preferred Shares and the broker warrants. Through June 30, 2025, $717,532 of debt discount was amortized. The convertible note payable, net of unamortized discount of $0, was $1,200,000 as of June 30, 2025.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the six months ended June 30, 2025:

Warrant
Liability
Balance at December 31, 2024	$80,520
Issuance of warrants	-
Change in fair value of warrant liabilities	(76,787)
Return of warrants	-
Balance at June 30, 2025	$3,733

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At June 30, 2025	175.53%	3.79%	0%	3.44
At December 31, 2024	183.65%	4.38%	0%	3.94

During the six months ended June 30, 2025, the Company settled the portion of the warrants and issued 66,204 shares of common stock upon non-cash warrants exercise.

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

During the six months ended June 30, 2025, the Company issued 66,204 shares of common stock upon non-cash warrants exercise (see Note 9).

During the six months ended June 30, 2025, the Company issued 48,856 shares of common stock in connection with debt of $57,000 (see Note 8).

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

As of June 30, 2025, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of June 30, 2025, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

Conversion — Following the date of issuance, all or a portion of the Series F may be converted into common stock determined by dividing the stated value of such share of Series F by the Conversion Price. The Conversion Price, and the rate at which shares of Series F may be converted into shares of common stock, shall be subject to adjustment as provided in the Series F COD. As of the issuance date of the Series F shares and June 30, 2025, the Series F Preferred Shares were convertible into was 90,453 shares of common stock.

In connection with the Helena note (see Note 8), the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock. The relative fair value of the Series F Preferred Stock recorded was $331,439, which is recorded within equity on the unaudited condensed consolidated balance sheet.

Series G

On April 30, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company issued 250 shares of a newly created Series G Convertible Preferred Stock for proceeds of $240,000, which is convertible into common stock, par value $0.00001 per share.

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

Under additional covenants set forth in the COD, holders of the Series G Preferred Stock enjoy certain other rights, including: (i) upon the consummation of an underwritten offering by the Company resulting in net proceeds of at least $3,000,000, occurring prior to the one year anniversary of the issue date, the Investor shall have the option to convert their Series G Preferred Stock, along with any other series of preferred stock of the Company then held by them, into the securities issued in such underwritten offering, at a 35% discount to the public offering price at which the securities in such offering are issued; (ii) the Investor has the right to have the conversion price adjusted downward to match the conversion price of any newly-issued variable price convertible security with a conversion price more favourable than that set forth in the COD; (iii) Investor has the right to participate in up to 20% of any future financings we may conduct.

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

12.	Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $3,733 and $80,520 as of June 30, 2025 and December 31, 2024, respectively. This amount is included in warrant liabilities on the unaudited condensed consolidated balance sheets. The weighted-average remaining life on the share purchase warrants as of June 30, 2025 was 3.44 years. The weighted-average remaining life on the stock options as of June 30, 2025 was 3.5 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at June 30, 2025 were subject to vesting terms.

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

The following table summarizes the activity of share purchase warrants for the period of January 1, 2025 through June 30, 2025:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2024	166,444	$25.81	$-
Granted	12,843	7.48	-
Exercised	(7,627)	31.25	-
Expired/forfeited	(2,400)	62.50	-
Outstanding at June 30, 2025	169,260	$23.65	$-
Exercisable at June 30, 2025	156,417	$24.98	$-

As of June 30, 2025, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
50,000	25.00	11/18/2022	11/18/2027	2.39
52,216	37.50	9/25/2023	9/25/2028	3.24
563	31.25	12/7/2023	12/7/2028	3.44
2,415	31.25	12/11/2023	12/11/2028	3.45
443	31.25	1/11/2024	1/11/2029	3.54
10,800	13.90	5/9/2024	5/9/2029	3.86
22,000	10.00	5/16/2024	5/16/2029	3.88
16,240	12.50	5/23/2024	5/23/2029	3.90
1,740	11.28	6/19/2024	6/19/2029	3.97
12,843	7.48	1/13/2025	7/16/2030	5.05
169,260

The following table summarizes the activity of stock options for the period of January 1, 2025 through June 30, 2025:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2024	125,557	$23.77	$-
Issued	-	-	-
Exercised	-	-	-
Canceled/expired/forfeited	-	-	-
Outstanding at June 30, 2025	125,557	$23.77	$-
Exercisable at June 30, 2025	98,640	$27.10	$-

As of June 30, 2025, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
3,845	145.00	2/23/2021	2/23/2026	0.65
13,543	63.63	8/18/2021	8/18/2026	1.13
741	134.95	11/3/2021	11/3/2026	1.35
481	46.83	3/21/2022	3/21/2027	1.72
381	26.25	5/16/2022	5/16/2027	1.88
480	21.88	9/28/2022	9/28/2027	2.25
2,400	75.00	2/8/2023	2/8/2026	0.61
261	28.75	2/27/2023	2/27/2028	2.66
1,513	27.50	5/30/2023	5/30/2028	2.92
1,064	31.23	7/18/2023	7/18/2028	3.05
1,515	18.55	10/24/2023	10/24/2028	3.32
89,223	11.28	6/21/2024	6/21/2029	3.98
4,694	12.25	9/30/2024	9/30/2029	4.25
5,416	9.28	12/31/2024	12/31/2029	4.51
125,557

The remaining stock-based compensation expense on unvested stock options was $15,252 as of June 30, 2025.

13.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Operating lease assets	$120,729	$174,365

Operating lease liabilities:
Current operating lease liabilities	116,373	110,856
Long term operating lease liabilities	9,987	69,094
Total operating lease liabilities	$126,360	$179,950

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the six months ended June 30, 2025 and 2024, the Company recognized operating lease expense of $57,334 and $57,334, respectively. Operating lease costs are included within general and administrative expenses on the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, short-term lease costs were $2,455 and $0, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $57,289 and $54,561, respectively, for the six months ended June 30, 2025 and 2024. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the six months ended June 30, 2025 and 2024, the Company reduced its operating lease liabilities by $53,590 and $48,459, respectively, for cash paid.

The operating lease liabilities as of June 30, 2025 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 1.08 years. Remaining lease payments as of June 30, 2025 are as follows:

Year ending December 31,
2025	$59,676
2026	70,179
Total lease payments	129,855
Less: imputed interest	(3,495)
Total	$126,360

14.	Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 13, Leases, for amounts expensed during the six months ended June 30, 2025 and 2024).

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

During the three and six months ended June 30, 2025 and 2024, the Company had three operating segments including:

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

Financial statement information by operating segment for the three and six months ended June 30, 2025 is presented below:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Revenue	$-	$1,009,904	$1,246,550	$2,256,454	$-	$2,073,341	$2,354,739	$4,428,080
Operating (loss) income	(8,075)	(1,435,319)	54,212	(1,389,182)	(118,258)	(2,638,179)	45,742	(2,710,695)
Interest expense	285,486	120,855	15,145	421,486	318,475	230,068	33,528	582,071
Depreciation and amortization	-	41,720	141,495	183,215	-	84,440	282,989	367,429
Total assets as of June 30, 2025	14,865	1,502,933	3,944,363	5,462,161	14,865	1,502,933	3,944,363	5,462,161

Geographic information as of and for the six months ended June 30, 2025 is presented below:

	Revenues For The Six Months Ended June 30, 2025	Long-lived Assets as of June 30, 2025
United States	4,428,080	4,101,961
Consolidated total	$4,428,080	$4,101,961

Financial statement information by operating segment for the three and six months ended June 30, 2024 and as of December 31, 2024 is presented below:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$1,046,566	$891,052	$1,937,618	$-	$2,092,394	$1,906,727	$3,999,121
Operating (loss) income	(350,752)	(2,528,811)	(124,151)	(3,003,714)	(632,174)	(3,776,150)	(122,715)	(4,531,039)
Interest expense	190,839	553,198	-	744,037	351,659	635,414	-	987,073
Depreciation and amortization	-	92,028	141,495	233,523	-	150,389	271,472	421,861
Total assets as of December 31, 2024	16,265	231,631	5,538,875	5,786,771	16,265	231,631	5,538,875	5,786,771

Geographic information as of and for the six months ended June 30, 2024 and as of December 31, 2024 is presented below:

	Revenues For The Six Months Ended June 30, 2024	Long-lived Assets as of December 31, 2024
United States	3,999,121	4,523,026
Consolidated total	$3,999,121	$4,523,026

16.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Numerator:
Net loss from continuing operations	$(1,900,304)	$(3,761,579)	$(4,456,881)	$(6,052,506)
Net income from discontinued operations, net of tax	$-	$7,860,514	$-	$9,737,003
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$(1,900,304)	$4,098,935	$(4,456,881)	$3,684,497

Denominator
Weighted average common shares outstanding, basic	1,035,704	962,482	1,017,209	962,318
Effect of dilutive securities	-	125,725	-	125,725
Weighted average common shares outstanding, diluted	1,035,704	1,088,206	1,017,209	1,088,043

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(1.83)	$(3.91)	$(4.38)	$(6.29)
Net income from discontinued operations, net of taxes	$-	$8.17	$-	$10.12
Net income (loss) per share	$(1.83)	$4.26	$(4.38)	$3.83

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(1.83)	$(3.46)	$(4.38)	$(5.56)
Net income from discontinued operations, net of taxes	$-	$7.22	$-	$8.95
Net income (loss) per share	$(1.83)	$3.77	$(4.38)	$3.39

17.	Discontinued Operations

On June 27, 2024, HWN sold the assets of its technology services business unit. The operations of the sold business unit qualified for discontinued operations treatment.

The results of operations of the sold business unit have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

In connection with the sale of HWN’s technology services business unit, the Company is now subject to a non-compete which precludes it from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries qualify for discontinued operations treatment.

The assets and liabilities of AWS PR and Tropical as of June 30, 2025 and December 31, 2024 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of AWS PR and Tropical have been included within net income (loss) from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

The following table shows the balance of the Company’s discontinued operations as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Current assets:
Accounts receivable	$-	$-
Current assets of discontinued operations	$-	$-

Current liabilities:
Accounts payable and accrued liabilities	$505,782	$505,782
Current liabilities of discontinued operations	$505,782	$505,782

The following table shows the statement of operations for the Company’s discontinued operations for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$-	$1,969,052	$-	$7,558,530

Operating expenses:
Cost of revenues	-	1,103,457	-	4,132,178
Salaries and wages	-	686,566	-	1,136,044
General and administrative	-	269,288	-	505,578
Total operating expenses	-	2,059,311	-	5,773,800

Income from operations	-	(90,259)	-	1,784,730

Other income (expenses):
Gain on sale of business unit		7,950,773		7,950,773
Other income	-	-	-	1,500
Total other income (expense)	-	7,950,773	-	7,952,273

Pre-tax income (loss) from discontinued operations	-	7,860,514	-	9,737,003
Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations, net of tax	$-	$7,860,514	$-	$9,737,003

18.        Subsequent Events

Board of Directors

On July 17, 2025, Peter Kruse resigned from the Board of Directors, which became effective on July 9. On July 9, 2025, Stephen LaMarche resigned from Board of Directors. On July 11, 2025, Curtis E. Smith resigned as Chief Financial Officer

Sale of Assets

On July 1, 2025, the Company received formal notice from Helena Partners on behalf of Helena Global Investment Opportunities 1 Ltd. (“Helena”), the Company’s senior secured lender, stating that the Company remained in default under its loan and security agreements and was required to liquidate and sell its assets no later than August 15, 2025. The notice further advised that Helena would initiate foreclosure proceedings if the asset sale was not completed by that deadline and that Helena was willing to release its perfected security interests solely to facilitate a qualifying sale approved in advance

Consistent with that directive, on August 13, 2025 the Company and its subsidiaries executed two asset purchase agreements with wholly owned subsidiaries of Tego Cyber Inc. (“Tego Cyber”) to divest substantially all operating assets of its cybersecurity and voice network business units.

●	Under the first agreement, OW Cyber LLC acquired substantially all assets of HWN, Inc., High Wire’s managed cybersecurity services division, for total consideration of 750,000 Series B preferred stock of Tego Cyber Inc. with a stated value of $3.0M and assumed liabilities.

●	Under the second agreement, Secure Voice LLC acquired substantially all assets of Secure Voice Corp, High Wire’s wholesale network services subsidiary, for total consideration of 250,000 Series B preferred stock of Tego Cyber Inc. with a stated value of $1.0M and assumed liabilities.

In connection with these transactions, Helena provided a limited release of its security interest in the specific assets conveyed to OW Cyber and Secure Voice in exchange for $300,000 stated value of Series A preferred stock of Tego Cyber Inc. as partial satisfaction of High Wire’s outstanding secured debt. Helena’s August 15, 2025 correspondence confirmed its consent to the sales and stated that it retained its senior perfected security interest in all remaining assets of High Wire and its subsidiaries until the remaining balance of $150,000 is repaid in full.

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

Recent Developments

On July 1, 2025, the Company received formal notice from Helena Partners on behalf of Helena Global Investment Opportunities 1 Ltd. (“Helena”), the Company’s senior secured lender, stating that the Company remained in default under its loan and security agreements and was required to liquidate and sell its assets no later than August 15, 2025. The notice further advised that Helena would initiate foreclosure proceedings if the asset sale was not completed by that deadline and that Helena was willing to release its perfected security interests solely to facilitate a qualifying sale approved in advance

Consistent with that directive, on August 13, 2025 the Company and its subsidiaries executed two asset purchase agreements with wholly owned subsidiaries of Tego Cyber Inc. (“Tego Cyber”) to divest substantially all operating assets of its cybersecurity and voice network business units.

●	Under the first agreement, OW Cyber LLC acquired substantially all assets of HWN, Inc., High Wire’s managed cybersecurity services division, for total consideration of 750,000 Series B preferred stock of Tego Cyber Inc. with a stated value of $3.0M and assumed liabilities.

●	Under the second agreement, Secure Voice LLC acquired substantially all assets of Secure Voice Corp, High Wire’s wholesale network services subsidiary, for total consideration of 250,000 Series B preferred stock of Tego Cyber Inc. with a stated value of $1.0M and assumed liabilities.

In connection with these transactions, Helena provided a limited release of its security interest in the specific assets conveyed to OW Cyber and Secure Voice in exchange for $300,000 of Series A preferred stock of Tego Cyber Inc. as partial satisfaction of High Wire’s outstanding secured debt. Helena’s August 15, 2025 correspondence confirmed its consent to the sales and stated that it retained its senior perfected security interest in all remaining assets of High Wire and its subsidiaries until the remaining balance of $150,000 is repaid in full.

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

Results of Operations for the Three-Month Periods Ended June 30, 2025 and 2024

Our operating results for the three-month periods ended June 30, 2025 and 2024 are summarized as follows:

	For The Three Months Ended
	June 30,
	2025	2024
Statement of Operations Data:
Revenue	$2,256,454	$1,937,618
Operating expenses	3,645,636	4,941,332
Loss from operations	(1,389,182)	(3,003,714)
Total other (expense) income	(511,122)	(757,865)
Net income from discontinued operations, net of tax	-	7,860,514
Net loss attributable to common shareholders	$(1,900,304)	$4,098,935

Revenues

Our revenue increased from $1,937,618 for the three months ended June 30, 2024 to $2,256,454 for the three months ended June 30, 2025, an increase of $318,836. The improvement in the revenue was primarily related to an improvement in software provider contracts as well as efficiencies resultant in a larger install base.

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

Operating Expenses

During the three months ended June 30, 2025, our operating expenses were $3,645,636, compared to $4,941,332 for the same period of 2024. The decrease of $1,295,696 is primarily related to a $1,158,926 decrease in salaries and wages and a $544,514 decrease in general and administrative expense due to certain cost cutting measures, partially offset by an increase of $458,052 in costs of revenue. In 2025, there was increased headcount included in cost of revenue as compared to 2024 and due to the increase in sales discussed above.

Other Expense

During the three months ended June 30, 2025, we had other expense of $511,122, compared to $757,865 for the same period of 2024. The decrease of $246,743 is primarily related to a decrease in interest expense of $322,551, a decrease in amortization of debt discount of $264,773 compared to the same period of 2024 and no such loss on settlement of debt in 2025, offset by no gain on extinguishment of warrant liabilities in 2025 as compared to $921,422 in the same period of 2024.

Net Income from Discontinued Operations, Net of Tax

For the three months ended June 30, 2025, we had net income from discontinued operations, net of tax of $0, compared to a net income from discontinued operations, net of tax of $7,860,514 in the same period of 2024. The 2024 period included loss from operations of $90,259 and other income of $7,950,773.

Net Loss

For the three months ended June 30, 2025, we had net loss attributable to High Wire Networks, Inc. common shareholders of $1,900,304, compared to a net income of $4,098,935 in the same period of 2024.

Results of Operations for the Six-Month Periods Ended June 30, 2025 and 2024

Our operating results for the six-month periods ended June 30, 2025 and 2024 are summarized as follows:

	For The Six Months Ended
	June 30,
	2025	2024
Statement of Operations Data:
Revenue	$4,428,080	$3,999,121
Operating expenses	7,138,775	8,530,160
Loss from operations	(2,710,695)	(4,531,039)
Total other (expense) income	(1,746,186)	(1,521,467)
Net income from discontinued operations, net of tax	-	9,737,003
Net loss attributable to common shareholders	$(4,456,881)	$3,684,497

Revenues

Our revenue increased from $3,999,121 for the six months ended June 30, 2024 to $4,428,080 for the six months ended June 30, 2025, an increase of $428,959. The improvement in the revenue was primarily related to an improvement in software provider contracts as well as efficiencies resultant in a larger install base.

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

Operating Expenses

During the six months ended June 30, 2025, our operating expenses were $7,138,775, compared to $8,530,160 for the same period of 2024. The decrease of $1,391,385 is primarily related to a $1,460,536 decrease in salaries and wages and a $622,505 decrease in general and administrative expense due to certain cost cutting measures, partially offset by an increase of $746,088 in costs of revenue. In 2025, there was increased headcount included in cost of revenue as compared to 2024 and due to the increase in sales discussed above.

Other Expense

During the six months ended June 30, 2025, we had other expense of $1,746,186, compared to $1,521,467 for the same period of 2024. The increase is primarily related to no such gain on extinguishment of warrant liabilities in 2025 as compared to $921,422 in the same period of 2024, an increase in termination and penalty fee of $310,571 in 2025 as compared to the same period in 2024, offset by decrease in interest expense of $405,002 in 2025 as compared to the same period in 2024, decrease in warrant expense of $233,877 and no such loss on settlement of debt in 2025 as compared to $467,060 in the same period of 2024.

Net Income from Discontinued Operations, Net of Tax

For the six months ended June 30, 2025, we had net income from discontinued operations, net of tax of $0, compared to a net income from discontinued operations, net of tax of $9,737,003 in the same period of 2024. The 2024 period included income from operations of $1,784,730 and other income of $7,952,273.

Net Loss

For the six months ended June 30, 2025, we had net loss attributable to High Wire Networks, Inc. common shareholders of $4,456,881, compared to a net income of $3,684,497 in the same period of 2024.

Liquidity and Capital Resources

As of June 30, 2025, our total current assets were $1,360,200 and our total current liabilities were $10,721,324 resulting in a working capital deficit of $9,361,124, compared to a working capital deficit of $6,224,966 as of December 31, 2024.

We have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For The Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(1,343,657)	$(2,350,561)
Net cash used in investing activities	$-	$9,766,983
Net cash provided by (used in) financing activities	$1,234,749	$(3,559,394)
Change in cash	$(108,908)	$3,857,028

For the six months ended June 30, 2025, cash decreased $108,908, compared to an increase in cash of $3,857,028 for the same period of 2024. For the six months ended June 30, 2025, net cash provided by financing activities included net proceeds from of loans payable to related parties of $92,000, proceeds from convertible debentures of $910,000 and net repayments of loans payable of $7,251. Net cash used in operating activities included the net loss from continuing operations of $4,456,881, partially offset by a net cash inflow from changes in operating assets and liabilities of $1,418,204.

As of June 30, 2025, we had cash of $111,916 compared to $220,824 as of December 31, 2024.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

High Wire Networks, Inc.

Date: October 14, 2025	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: October 14, 2025	By:	/s/ Mark W. Porter
Mark W. Porter
Principal Financial Officer and Principal Accounting Officer