Form 10-Q
period 2025-09-30
HIGH WIRE NETWORKS, INC.
filed 2025-11-14
CIK 1413891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 1,119,665 common shares issued and outstanding as of November 14, 2025.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless otherwise noted.

High Wire Networks, Inc.

High Wire Networks, Inc.

Condensed consolidated balance sheets

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash	$-	$-
Prepaid expenses and other current assets	14,865	16,265
Current assets of discontinued operations	-	1,247,480
Total current assets	14,865	1,263,745

Investment in equity securities	1,120,000	-
Operating lease right-of-use assets	93,435	174,365
Non-current assets of discontinued operations	-	4,348,661
Total assets	$1,228,300	$5,786,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,847,199	$2,710,682
Current portion of loans payable to related parties	477,343	358,557
Current portion of loans payable, net of debt discount of $3,810 and $40,739, respectively	1,242,673	926,475
Current portion of convertible debentures, net of debt discount of $0 and $58,459, respectively	1,230,620	838,192
Warrant liabilities	533	80,520
Operating lease liabilities, current portion	98,134	110,856
Current liabilities of discontinued operations	505,782	2,463,429
Total current liabilities	7,402,284	7,488,711

Loans payable, net of current portion	-	78,125
Operating lease liabilities, net of current portion	-	69,094
Total liabilities	7,402,284	7,635,930

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common stock; $0.00001 par value; 1,000,000,000 shares authorized; 1,119,665 and 970,319 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	10
Series D preferred stock; $10,000 stated value; 1,590 shares authorized; 943 issued and outstanding as of September 30, 2025 and December 31, 2024	7,745,643	7,745,643
Series E preferred stock; $10,000 stated value; 650 shares authorized; 311 issued and outstanding as of September 30, 2025 and December 31, 2024	4,869,434	4,869,434
Series F preferred stock; $0.0001 par value; $1,000 stated value; 120 shares authorized; 90 and 0 issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Series G preferred stock; $0.00001 par value; $1,200 stated value; 250 shares authorized; 250 and 0 issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	33,478,098	32,466,050
Accumulated deficit	(52,267,170)	(46,930,296)
Total stockholders’ equity (deficit)	(6,173,984)	(1,849,159)
Total liabilities and stockholders’ equity (deficit)	$1,228,300	$5,786,771

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Operating expenses :
Salaries and wages	8,075	263,561	26,946	679,805
General and administrative	10,644	81,675	169,821	465,847
Total operating expenses	18,719	345,236	196,767	1,145,652

Loss from operations	(18,719)	(345,236)	(196,767)	(1,145,652)

Other income (expense):
Interest expense	(305,701)	(50,195)	(887,771)	(1,037,268)
Amortization of debt discounts	(25,913)	(66,907)	(856,244)	(923,717)
Warrant expense	-	-	-	(233,877)
Gain on change in fair value of warrant liabilities	3,200	4,880	79,987	234,673
Loss on settlement of debt	-	(334,344)	-	(334,344)
Gain on extinguishment of warrant liabilities	-	-	-	921,422
Termination and penalty fee	-	-	(410,571)	(100,000)
Other (expense) income	-	(50,000)	-	(50,000)
Total other (expense)	(328,414)	(496,566)	(2,074,599)	(1,523,111)

Net loss from continuing operations before income taxes	(347,133)	(841,802)	(2,271,366)	(2,668,763)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(347,133)	(841,802)	(2,271,366)	(2,668,763)
Net (loss) income from discontinued operations, net of tax	(532,860)	(828,637)	(3,065,507)	4,682,821
Net (loss) income attributable to High Wire Networks, Inc. common shareholders	$(879,993)	$(1,670,439)	$(5,336,873)	$2,014,058

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.31)	$(0.87)	$(2.23)	$(2.77)
Net income (loss) from discontinued operations, net of taxes	$(0.48)	$(0.86)	$(3.01)	$4.86
Net income (loss) per share	$(0.79)	$(1.73)	$(5.25)	$2.09

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.31)	$(0.87)	$(2.23)	$(2.49)
Net income (loss) from discontinued operations, net of taxes	(0.48)	$(0.86)	(3.01)	$4.37
Net income (loss) per share	$(0.79)	$(1.73)	$(5.25)	$1.88

Weighted average common shares outstanding Basic	1,119,665	963,650	1,017,209	962,765
Diluted	1,119,665	963,650	1,017,209	1,072,250

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of stockholder’s equity (deficit)

(Unaudited)

	Common stock		Series D preferred stock		Series E preferred stock		Series F preferred stock		Series G preferred stock		Additional paid-in	Accumulated
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	capital	deficit	Total

Balances, January 1, 2024	959,508	$10	943	$7,745,643	311	$4,869,434	-	$-	-	$-	$31,180,754	$(46,545,470)	$(2,749,629)
Issuance of common stock and warrants upon issuance of debt	2,974	-	-	-	-	-	-	-	-	-	56,286	-	56,286
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	136,100	-	136,100
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(414,438)	(414,438)
Ending balance, March 31, 2024	962,482	10	943	7,745,643	311	4,869,434	-	-	-	-	31,373,140	(46,959,908)	(2,971,681)
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	353,484	-	353,484
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	298,746	-	298,746
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	4,098,935	4,098,935
Ending balance, June 30, 2024	962,482	10	943	7,745,643	311	4,869,434	-	-	-	-	32,025,370	(42,860,973)	1,779,484
Issuance of shares to employee	3,837	-	-	-	-	-	-	-	-	-	40,000	-	40,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	204,960	-	204,960
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,670,439)	(1,670,439)
Ending balance, September 30, 2024	966,319	$10	943	$7,745,643	311	$4,869,434	-	$-	-	$-	$32,270,330	$(44,531,412)	$354,005

Balances, January 1, 2025	970,319	$10	943	$7,745,643	311	$4,869,434	-	$-	-	$-	$32,466,050	$(46,930,296)	$(1,849,159)
Issuance of common stock pursuant to equity line of credit	34,286	-	-	-	-	-	-	-	-	-	260,571	-	260,571
Issuance of Series F preferred stock and warrants in connection with debt	-	-	-	-	-	-	90	-	-	-	427,531	-	427,531
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	10,797	-	10,797
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(2,556,577)	(2,556,577)
Ending balance, March 31, 2025	1,004,605	10	943	7,745,643	311	4,869,434	90	-	-	-	33,164,949	(49,486,873)	(3,706,837)
Issuance of common stock in connection with debt	48,856	-	-	-	-	-	-	-	-	-	57,000	-	57,000
Exercise of warrant	66,204	1	-	-	-	-	-	-	-	-	(1)	-	-
Issuance of Series G preferred stock	-	-	-	-	-	-	-	-	250	-	240,000	-	240,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	8,075	-	8,075
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,900,304)	(1,900,304)
Ending balance, June 30, 2025	1,119,665	11	943	7,745,643	311	4,869,434	90	-	250	-	33,470,023	(51,387,177)	(5,302,066)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	8,075	-	8,075
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(879,993)	(879,993)
Ending balance, September 30, 2025	1,119,665	$11	943	$7,745,643	311	$4,869,434	90	$-	250	$-	$33,478,098	$(52,267,170)	$(6,173,984)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Condensed consolidated statements of cash flows

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss from continuing operations	$(2,271,366)	$(2,668,763)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of debt discounts	856,244	923,717
Default penalty on convertible note	240,970	-
Depreciation and amortization	-	-
Amortization of operating lease right-of-use assets	80,930	77,279
Stock-based compensation related to stock options	26,947	639,806
Stock-based compensation related to employee stock issuance		40,000
Gain on change in fair value of warrant liabilities	(79,987)	(234,673)
Issuance of common stock pursuant to equity line of credit	260,571	-
Warrant expense	-	233,877
Penalty fee	-	100,000
Loss on settlement of debt	-	334,344
Gain on extinguishment of warrant liabilities	-	(921,422)
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses and other current assets	1,400	-
Accounts payable and accrued liabilities	1,460,622	(866,507)
Contract liabilities	-	-
Operating lease liabilities	(81,816)	(74,028)
Net cash provided by (used in) operating activities of continuing operations	494,515	(2,416,370)
Net cash provided by (used in) operating activities of discontinued operations	(1,781,036)	(3,197,152)
Net cash used in operating activities	(1,286,521)	(5,613,522)

Cash received from sale of technology services business unit	-	9,780,307
Net cash (used in) provided by investing activities of continuing operations	-	9,780,307
Net cash (used in) provided by investing activitie of discontinued operations	-	(13,192)
Net cash (used in) provided by investing activities	-	9,767,115

Cash flows from financing activities:
Proceeds from loans payable to related parties	342,000	-
Repayments of loans payable to related parties	(250,000)	(101,601)
Proceeds from loans payable	797,869	2,676,047
Repayments of loans payable	(753,348)	(3,821,582)
Proceeds from convertible debentures	910,000	431,150
Repayments of convertible debentures	-	(1,975,951)
Proceeds from factor financing	-	6,673,090
Repayments of factor financing	-	(8,034,746)
Proceeds from issue of Series G preferred stock	240,000	-
Net cash (used in) provided by financing activities of continuing operations	1,286,521	(4,153,593)
Net cash used in financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	1,286,521	(4,153,593)

Net change in cash	-	-

Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$252,890	$1,193,002
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Original issue discounts on loans payable and convertible debentures	$742,052	$58,520
Issuance of Series E preferred stock in connection with debt	$427,531	$-
Issuance of common stock and warrants upon issuance of debt	$-	$56,286
Issuance of common stock to employee	$-	$40,000
Assets disposition	$5,124,468	$-
Liabilities disposition	$4,038,852	$-
Investment in preferred stock in exchange of disposition of assets and liabilities	$1,120,000	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

High Wire Networks, Inc.

Notes to the unaudited condensed consolidated financial statements

September 30, 2025

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

On August 13, 2025, the Company and its subsidiaries executed two asset purchase agreements with wholly owned subsidiaries of Tego Cyber Inc. (“Tego Cyber”) to divest substantially all remaining operating assets of its cybersecurity and voice network business units.

●	OW Cyber LLC, a subsidiary of Tego Cyber, acquired substantially all assets of HWN, Inc., the Company’s managed cybersecurity services division, for total consideration of 750,000 shares of Tego Cyber’s Series B preferred stock and assumption of certain liabilities.

●	Secure Voice LLC, a subsidiary of Tego Cyber, acquired substantially all assets of Secure Voice Corp, the Company’s wholesale network services subsidiary, for total consideration of 250,000 shares of Tego Cyber’s Series B preferred stock and assumption of certain liabilities.

In connection with these transactions, Helena Global Investment Opportunities 1 Ltd. (“Helena”), the Company’s senior secured lender, released its security interest in the specific assets conveyed to Tego Cyber in exchange for $300,000 stated value of Series A preferred stock of Tego Cyber Inc. as partial satisfaction of the Company’s outstanding secured debt. Helena retained its senior perfected security interest in all remaining assets until the remaining balance of $150,000 is repaid in full.

Following these divestitures, the Company no longer maintains active operating subsidiaries or revenue-generating business units and is evaluating future strategic alternatives.

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

The Company sold substantially all of its property and equipment as part of the asset divestitures completed in August 2025 (refer to Note 3). Following these transactions, the Company does not hold any property and equipment as of September 30, 2025.

Any remaining balances associated with disposed assets were included in the calculation of gain or loss on sale of business units and are presented as part of discontinued operations.

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

During the nine months ended September 30, 2025 and 2024, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of any reporting unit was below its carrying amount. This assessment was based on management’s estimates of future performance, industry conditions, and other relevant qualitative factors. Based on this evaluation, management identified certain indicators of potential impairment as of June 30, 2025; however, based on its evaluation, no goodwill impairment losses were recognized for the interim periods presented.

In August 2025, the Company completed the sale of substantially all of its operating assets, including the HWN and SVC reporting units, to subsidiaries of Tego Cyber Inc.. As a result of these divestitures, all goodwill associated with the Company’s reporting units was disposed of in connection with the sale transactions.

As of September 30, 2025, the Company had no remaining goodwill recorded on its consolidated balance sheet.

Intangible Assets

At December 31, 2024, definite-lived intangible assets consisted primarily of tradenames and customer relationships, which were being amortized over their estimated useful lives of ten years.

During the quarter ended September 30, 2025, the Company disposed of its remaining operating subsidiaries-HWN and SVC in connection with the sale of substantially all operating assets (see Note 3). The tradenames and customer relationships associated with these subsidiaries were included in the asset sales and, accordingly, the related intangible assets and accumulated amortization were derecognized as of the transaction date.

The Company periodically evaluates the reasonableness of the useful lives of its intangible assets. Fully amortized assets are removed from the accounts. Intangible assets are reviewed for impairment or obsolescence whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If impairment indicators are identified, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.

Following the completion of the asset sales, the Company no longer had any remaining intangible assets as of September 30, 2025. No impairment losses were recognized during the nine months ended September 30, 2025 and 2024.

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There were no impairment charges during the three and nine months ended September 30, 2025 and 2024.

Investment in Equity Securities

As part of the August 13, 2025 disposition, the Company received 1,000,000 shares of Series B Preferred Stock of Tego Cyber as consideration. The Series B Preferred Stock represents a non-controlling interest of less than 20% in Tego Cyber Inc., and the Company does not exert significant influence over Tego’s financial or operational policies.

The investment is accounted for in accordance with ASC 321, Investments – Equity Securities. As the Series B Preferred Stock does not have a readily determinable fair value and does not qualify for the net asset value (NAV) practical expedient, the Company has elected the measurement alternative. Under this method, the investment is carried at cost, adjusted for any impairments and observable price changes in orderly transactions for the identical or similar investment of the same issuer.

As of September 30, 2025, the investment is recorded at $1,120,000, which reflects its original fair value as calculated per the disposition (see Note 3). The Company evaluates the investment each reporting period for impairment and for observable price changes that would require an adjustment to the carrying amount. No adjustments were recorded during the three or nine months ended September 30, 2025.

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

Revenue Service Types

The following was a description of the Company’s revenue service types prior to the Tego Cyber disposition;

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

Contract Assets and Liabilities

Contract assets would include costs and services incurred on contracts with open performance obligations. These amounts would be included in contract assets on the unaudited condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company did not have any contract assets.

Contract liabilities include payment received for incomplete performance obligations and are included in contract liabilities on the unaudited condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company did not have any contract liabilities.

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

(Loss) Income per Share

The Company computes (loss) income per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the (loss) income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the conversion of convertible debentures or preferred stock and the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. As of September 30, 2025 and December 31, 2025, respectively, the Company had 3,169,102 and 561,917 common stock equivalents outstanding.

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

The Company generated operating losses in the three and nine months ended September 30, 2025 and 2024, and High Wire has historically generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cash flow from operations. As of and for the nine months ended September 30, 2025, the Company had an operating loss of $196,767 and a working capital deficit of $7,387,418. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances with high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be withdrawn upon demand and therefore bear minimal risk. As of September 30, 2025, there were no cash balances in excess of provided insurance.

The Company provides credit to customers on an uncollateralized basis after evaluating client creditworthiness. For the nine months ended September 30, 2025 and 2024, no customers accounted for 10% or more of consolidated revenues. For the nine months ended September 30, 2025, no customer accounted for 10% of consolidated accounts receivable.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, restricted cash, investment in equity securities, accounts payable, loans payable and convertible debentures. Warrant liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the nine months ended September 30, 2025 and 2024. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2025 and December 31, 2024 consisted of the following:

	Total fair value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Warrant liabilities	$533	$-	$-	$533

	Total fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Warrant liabilities	$80,520	$-	$-	$80,520

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

Warrant Liabilities

The Company accounts for its liability-classified warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity” and all warrant liabilities are reflected as liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its warrant liabilities. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2025 and December 31, 2024, respectively, the Company had warrant liabilities of $533 and $80,520.

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

In connection with the sale, the Company recorded a gain on sale of business unit of $7,950,773 to the consolidated statement of operations for the year ended December 31, 2024. Additionally, the operations of the assets are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024.

Additionally, the asset purchase agreement includes a non-compete which precludes the Company from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries also now qualify for discontinued operations treatment in 2025 and 2024 (refer to Note 17, Discontinued Operations, for additional detail). Additionally, the operations of AWS PR and Tropical are included within net income (loss) from discontinued operations, net of taxes on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024.

Sale of Cybersecurity and Voice Network Business Units

On August 13, 2025, the Company and its subsidiaries executed two asset purchase agreements with wholly owned subsidiaries of Tego Cyber to divest substantially all remaining operating assets of its cybersecurity and voice network business units.

●	Under the first agreement, OW Cyber LLC, a subsidiary of Tego Cyber, acquired substantially all assets of HWN, Inc., the Company’s managed cybersecurity services division, for total consideration of 750,000 shares of Tego Cyber’s Series B preferred stock, together with the assumption of certain liabilities.

●	Under the second agreement, Secure Voice LLC, a subsidiary of Tego Cyber, acquired substantially all assets of Secure Voice Corp (“SVC”), the Company’s wholesale network services subsidiary, for total consideration of 250,000 shares of Tego Cyber’s Series B preferred stock, together with the assumption of certain liabilities.

In connection with these transactions, Helena Global Investment Opportunities 1 Ltd. (“Helena”), the Company’s senior secured lender, released its security interest in the specific assets conveyed to Tego Cyber in exchange for $300,000 stated value of Tego Cyber’s Series A preferred stock as partial satisfaction of the Company’s outstanding secured debt. Helena retained its senior perfected security interest in all remaining assets of the Company until the remaining balance of $150,000 is repaid in full. The asset sales were completed pursuant to Helena’s July 1, 2025 directive requiring the Company to liquidate and sell its assets no later than August 15, 2025. As a result of the transactions, the Company divested substantially all of its revenue-generating assets.

Under ASC 205-20-45-1E, a component qualifies as discontinued operations if it has been disposed of by sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The HW and SVC divisions comprised the Company’s core operating assets and revenue streams. Their sale is therefore a strategic shift under ASC 205-20 and qualifies as discontinued operations.

The following is a summary of the consideration received, net assets disposed of and the gain on disposition recognized in August 2025:

	HWN	SVC	SGSI	Total
Shares of Tego Cyber Series B preferred stock	750,000	250,000	-	1,000,000
Estimated fair value	$1.12	$1.12		$1.12
Total fair value of consideration	$840,000	$280,000	$-	$1,120,000

Carrying amount of assets and liabilities
Cash	$148,600	$22,558	$-	$171,158
Accounts receivable	477,214	659,388	-	1,136,602
Allowance for doubtful accounts	(81,796)	(134,246)	-	(216,042)
Prepaid expenses and deposits	112,180	12	-	112,192
Property and equipment, net	162,082	480,912	-	642,994
Goodwill	382,750	222,834	-	605,584
Customer lists	-	3,885,679	-	3,885,679
Customer lists - accumulated amortization	-	(1,546,719)	-	(1,546,719)
Tradenames	-	554,067	-	554,067
Tradenames - accumulated amortization	-	(221,047)	-	(221,047)
Accounts payable and accrued expenses	(1,359,528)	(996,068)	-	(2,355,596)
Contract Liabilities	(78,106)	-	-	(78,106)
Loans payable	(355,800)	(199,350)	-	(555,150)
Convertible debentures	-	-	(1,050,000)	(1,050,000)
Total carrying amount of assets and liabilities	$(592,404)	$2,728,020	$(1,050,000)	$1,085,616
Gain on disposition	$1,432,404	$(2,448,020)	$1,050,000	$34,384

The fair value of Tego Cyber’s Series B preferred stock was determined by utilizing the underlying value of Tego’s common shares on August 13, 2025 and the conversion terms of the Series B preferred stock.

The gain on disposition of $34,384 was included in net loss from discontinued operations, net of tax in the consolidated statements of operations.

4.	Property and Equipment

The Company sold all of its property and equipment as part of the asset divestitures completed in August 2025 (refer to Note 3). Following these transactions, the Company does not hold any property and equipment within continuing operations as of September 30, 2025. As of December 31, 2024, the balance of property and equipment is disclosed in non-current assets of discontinued operations.

5.	Goodwill and Intangible Assets

In August 2025, the Company completed the sale of substantially all of its operating assets, including the HWN and SVC reporting units, to subsidiaries of Tego Cyber Inc.. As a result of these divestitures, all goodwill associated with the Company’s reporting units was disposed of in connection with the sale transactions. As of December 31, 2024, the balance of property and equipment is disclosed in non-current assets of discontinued operations.

During the quarter ended September 30, 2025, the Company disposed of its remaining operating subsidiaries-HWN and SVC in connection with the sale of substantially all operating assets (see Note 3). The tradenames and customer relationships associated with these subsidiaries were included in the asset sales and, accordingly, the related intangible assets and accumulated amortization were derecognized as of the transaction date. As of December 31, 2024, the balance of property and equipment is disclosed in non-current assets of discontinued operations.

6.	Related Party Transactions

Loans Payable to Related Parties

As of September 30, 2025 and December 31, 2024, the Company had outstanding the following loans payable to related parties:

	September 30,	December 31,
	2025	2024
Promissory note issued to Mark Porter, 9% interest, unsecured, matures December 31, 2025	$123,217	$115,672
Convertible promissory note issued to Mark Porter, 12% interest, secured, matures December 31, 2025	354,126	242,885
Total	$477,343	$358,557

Less: Current portion of loans payable to related parties	(477,343)	(358,557)

Loans payable to related parties, net of current portion	$-	$-

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

During the nine months ended September 30, 2025, the Company paid no amounts to the original balance under the note.

As September 30, 2025, the Company owed $123,217 pursuant to this agreement.

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

During the nine months ended September 30, 2025, the Company received short-term proceeds of $342,000 and made repayments of $250,000 under the note.

As September 30, 2025 and December 31, 2024, the Company owed $354,126 and $242,885, respectively, pursuant to this agreement.

7.	Loans Payable

As of September 30, 2025 and December 31, 2024, the Company had outstanding the following loans payable:

	September 30,	December 31,
	2025	2024
Future receivables financing agreement with Cedar Advance LLC, non-interest bearing, matures June 1, 2025	$125,000	$156,250
Future receivables financing agreement with Pawn Funding, non-interest bearing, matures June 1, 2025	125,000	156,250
Future receivables financing agreement with Slate Advance LLC, non-interest bearing, matures December 1, 2025	179,055	195,333
Future receivables financing agreement with Meged Funding Group, non-interest bearing, matures July 1, 2025	155,000	240,000
Future receivables financing agreement with Tego (previously Arin Funding LLC), non-interest bearing, matures September 29, 2025, net of debt discount of $0 and $40,739, respectively	187,501	256,767
Future receivables financing agreement with Casa Capital, non-interest bearing, matures October 21, 2025, net of debt discount of $586 and $0, respectively	115,869	-
Future receivables financing agreement with Casa Capital, non-interest bearing, matures November 7, 2025, net of debt discount of $3,224 and $0, respectively	128,702	-
Future receivables financing agreement with Fenix Funding LLC, matures September 9, 2025, net of debt discount of $0 and $0, respectively	151,546	-
Advances from Tego Cyber, non-interest bearing, matures on demand	75,000	-
Total	$1,242,673	$1,004,600

Less: Current portion of loans payable	(1,242,673)	(926,475)

Loans payable, net of current portion	$-	$78,125

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

During the nine months ended September 30, 2024, the Company paid $31,250 of the original balance under the agreement.

As of September 30, 2025 and December 31, 2024, the Company owed $125,000 and $156,250, respectively, pursuant to this agreement.

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

During the nine months ended September 30, 2025, the Company paid $31,250 of the original balance under the agreement.

As of September 30, 2025 and December 31, 2024, the Company owed $ 125,000 and $156,250, respectively pursuant to this agreement.

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

During the nine months ended September 30, 2025, the Company paid $16,278 of the original balance under the agreement.

As of September 30, 2025 and December 31, 2024, the Company owed $179,055 and $195,333, respectively, pursuant to this agreement.

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

During the nine months ended September 30, 2025, the Company paid $85,000 of the original balance under the agreement.

As of September 30, 2025 and December 31, 2024, the Company owed $155,000 and $240,000, respectively pursuant to this agreement.

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

During the nine months ended September 30, 2025, the Company paid $119,107 of the original balance under the agreement.

In connection with the sale of substantially all of the Company’s operating assets to subsidiaries of Tego Cyber Inc. on August 13, 2025m the outstanding balance of the Channel Partners Capital LLC loan was assumed by the buyer as part of the transaction. Accordingly, the Company derecognized the related loan liability as of the date of sale.

As of September 30, 2025 and December 31, 2024, the Company owed $0 and $233,101, net of debt discount of $0 and $2,986, all respectively, disclosed in current liabilities of discontinued operations.

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

During the nine months ended September 30, 2025, the Company paid $225,000 of the original balance under the agreement.

As part of the Tego Cyber disposition, the Arin Funding Financing Agreement was assigned to Tego Cyber, Inc.

As of September 30, 2025 and December 31, 2024, the Company owed $187,501 and $256,767, net of debt discount of $0 and $40,739, all respectively.

OnDeck Capital Loan, matures November 27, 2025

On November 27, 2024, the Company entered into a loan agreement with OnDeck. Under the agreement, The Company received cash of $150,000 and recorded a debt discount of $3,750.

Pursuant to the terms of the Loan Agreement, the Company agreed to pay Ondeck $3,813 each week.

During the nine months ended September 30, 2025, the Company paid $176,545 of the original balance under the agreement.

In connection with the sale of substantially all of the Company’s operating assets to subsidiaries of Tego Cyber Inc. on August 13, 2025, the outstanding balance of the OnDeck Capital Loan was assumed by the buyer as part of the transaction. Accordingly, the Company derecognized the related loan liability as of the date of sale.

As of September 30, 2025 and December 31, 2024, the Company owed $0 and $138,025, net of debt discount of $0 and $3,244, all respectively, disclosed in current liabilities of discontinued operations.

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

During the nine months ended September 30, 2025, the Company paid $117,027 of the original balance under the agreement.

As of September 30, 2025, the Company owed $115,869, net of debt discount of $586.

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

During the nine months ended September 30, 2025, the Company paid $7,760 of the original balance under the agreement.

As of September 30, 2025, the Company owed $128,702, net of debt discount of $3,224.

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

During the nine months ended September 30, 2025, the Company paid $157,549 of the original balance under the agreement.

As of September 30, 2025, the Company owed $151,546, net of debt discount of $0.

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

During the nine months ended September 30, 2025, the Company paid $21,067 of the original balance under the agreement, and incurred interest of $13,857.

In connection with the sale of substantially all of the Company’s operating assets to subsidiaries of Tego Cyber Inc. on August 13, 2025, the outstanding balance of the Headway Capital Line of Credit was assumed by the buyer as part of the transaction. Accordingly, the Company derecognized the related loan liability as of the date of sale.

As of September 30, 2025, the Company owed $0.

Future receivables financing agreement with Tego Cyber, Inc, non-interest bearing, matures on demand

During the nine months ended September 30, 2025, Tego Cyber provided a short-term loan to the Company for an aggregate amount of $75,000. The loans are unsecured, non-interest bearing and due on demand. The loans were still outstanding as of September 30, 2025.

8.	Convertible Debentures

As of September 30, 2025 and December 31, 2024, the Company had outstanding the following convertible debentures:

	September 30,	December 31,
	2025	2024
Convertible promissory note issued to Herald Investment Management Limited, 18% interest, secured, matures March 25, 2025, net of debt discount of $0 and $36,372, respectively	$700,000	$663,628
Convertible promissory note issued to 1800 Diagonal Lending LLC, 12% interest, unsecured, matures August 30, 2025, net of debt discount of $0 and $22,086, respectively	380,620	174,564
Convertible promissory note issued to Helena Global Investment Opportunities 1 Ltd., non-interest bearing, secured, matures April 16, 2025, net of debt discount of $0 and $0, respectively	150,000	-
Total	$1,230,620	$838,192

Less: Current portion of convertible debentures, net of debt discount/premium	(1,230,620)	(838,192)
Convertible debentures, net of current portion, net of debt discount	$-	$-

The Company’s convertible debentures have an effective interest rate of 26.1%.

Securities Purchase Agreement – September 2023

During the period ending September 30, 2025, the Company had issued an aggregate of $1,220,000 of principal and an aggregate of 48,800 warrants to debt holders in connection with the Purchase Agreement.

Additionally, the placement agent for the Purchase agreement receives 7% cash and 7% warrant compensation on amounts closed on pursuant to the agreement. As of September 30, 2025, the placement agent had received an aggregate of 3,416 warrants.

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

As of September 30, 2025 and December 31, 2024, the Company owed $700,000 and $663,628 pursuant to this note, net of debt discount of $0 and $36,372, all respectively.

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

During the nine months ended September 30, 2025, the Holder elected to convert portions of the outstanding balance of the note into shares of common stock as follows:

●	On June 17, 2025, $12,000 of principal was converted into 6,000 shares of common stock at a conversion price of $2 per share.

●	On June 24, 2025, $20,000 of principal was converted into 13,829 shares of common stock at a conversion price of $1.4463 per share.

●	On June 27, 2025, $25,000 of principal was converted into 29,027 shares of common stock at a conversion price of $0.8613 per share.

Following these conversions, the outstanding balance of the note, including default amounts of $240,000, was $380,620 as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company owed $380,620 and $174,564, net of debt discount of $0 and $22,086 pursuant to this note, all respectively. During the nine months ended September 30, 2025, the Company recorded $240,970 in additional default interest which increased the principal of the outstanding note.

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

The conversion price in effect on any conversion date, following the original issue date, other than in respect of a Mandatory Conversion (see below), be a price per share equal to 75% of the volume-weighted average price (“VWAP”) in the 5 trading days ending on the date of the delivery of the applicable conversion notice, (the “Conversion Price”), and which in no event shall be less than the floor price of $1.00 per share. The note will automatically convert into conversion shares 90 days subsequent to the closing of a qualified offering or qualified event and (ii) a further 50% of the principal balance and all unpaid accrued interest on the note will automatically convert into conversion shares on the date that 120 calendar days subsequent to the closing of such qualified offering or qualified event. As of September 30, 2025, the note is convertible into 480,000 shares of the Company’s common stock using the floor price calculation.

In connection with the note, the Company issued Helena 90 Series F Preferred Shares which are convertible into 90,453 of the Company’s common stock.

Additionally, in connection with the issuance of this debt, the Company issued a warrant to purchase 12,843 shares of the Company’s common stock to a broker.

Total debt discount recognized in connection with this note was $717,532, including the relative fair value of offering costs, OID, the issuance of Series E Preferred Shares and the broker warrants. Through September 30, 2025, $717,532 of debt discount was amortized.

On July 1, 2025, Helena Partners, on behalf of Helena, issued a formal notice of default under the loan and security agreements, requiring the Company to liquidate and sell its assets no later than August 15, 2025. Consistent with this directive, on August 13, 2025, the Company and its subsidiaries completed the sale of substantially all operating assets to subsidiaries of Tego Cyber Inc. (see Note 3). In connection with the transaction, Helena consented to the sale and received $300,000 stated value of Series A Preferred Stock of Tego Cyber Inc. as partial satisfaction of its secured debt. Helena retained its senior perfected security interest in all remaining assets until the remaining balance of $150,000 owed by the Company is repaid in full.

As of September 30, 2025, the remaining balance due to Helena under the senior secured convertible debenture was $150,000, which continues to be secured by the Company’s remaining assets.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 warrant liabilities for the nine months ended September 30, 2025:

Warrant
Liability
Balance at December 31, 2024	$80,520
Issuance of warrants	-
Change in fair value of warrant liabilities	(79,987)
Return of warrants	-
Balance at September 30, 2025	$533

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
At September 30, 2025	182.48%	3.74%	0%	3.19
At December 31, 2024	183.65%	4.38%	0%	3.94

During the nine months ended September 30, 2025, the Company settled the portion of the warrants and issued 66,204 shares of common stock upon non-cash warrants exercise.

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

During the nine months ended September 30, 2025, the Company issued 66,204 shares of common stock upon non-cash warrants exercise (see Note 9).

During the nine months ended September 30, 2025, the Company issued 48,856 shares of common stock in connection with debt of $57,000 (see Note 8).

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

As of September 30, 2025, the carrying value of the Series D Preferred Stock was $7,745,643. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

As of September 30, 2025, the carrying value of the Series E Preferred Stock was $4,869,434. This amount is recorded within equity on the unaudited condensed consolidated balance sheet.

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

Conversion — Following the date of issuance, all or a portion of the Series F may be converted into common stock determined by dividing the stated value of such share of Series F by the Conversion Price. The Conversion Price, and the rate at which shares of Series F may be converted into shares of common stock, shall be subject to adjustment as provided in the Series F COD. As of the issuance date of the Series F shares and September 30, 2025, the Series F Preferred Shares were convertible into was 90,453 shares of common stock.

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

12.	Share Purchase Warrants and Stock Options

In connection with the issuance of new convertible debentures during December 2023 and January 2024, the associated warrants qualified for liability classification. The fair value of these warrants was $533 and $80,520 as of September 30, 2025 and December 31, 2024, respectively. This amount is included in warrant liabilities on the unaudited condensed consolidated balance sheets. The weighted-average remaining life on the share purchase warrants as of September 30, 2025 was 3.19 years. The weighted-average remaining life on the stock options as of September 30, 2025 was 3.25 years. With the exception of those issued during February 2021 and June 2021, the stock options outstanding at September 30, 2025 were subject to vesting terms.

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

The following table summarizes the activity of share purchase warrants for the period of January 1, 2025 through September 30, 2025:

	Number of warrants	Weighted average exercise price	Intrinsic value
Balance at December 31, 2024	166,444	25.81	-
Granted	12,843	7.48	-
Exercised	(7,627)	31.25	-
Expired/forfeited	(2,400)	62.50	-
Outstanding at September 30, 2025	169,260	$23.65	$-
Exercisable at September 30, 2025	169,260	$23.65	$-

As of September 30, 2025, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Issuance Date	Expiry date	Remaining life
50,000	25.00	11/18/2022	11/18/2027	2.13
52,216	37.50	9/25/2023	9/25/2028	2.99
563	31.25	12/7/2023	12/7/2028	3.19
2,415	31.25	12/11/2023	12/11/2028	3.20
443	31.25	1/11/2024	1/11/2029	3.28
10,800	13.90	5/9/2024	5/9/2029	3.61
22,000	10.00	5/16/2024	5/16/2029	3.63
16,240	12.50	5/23/2024	5/23/2029	3.65
1,740	11.28	6/19/2024	6/19/2029	3.72
12,843	7.48	1/13/2025	7/16/2030	4.79
169,260

The following table summarizes the activity of stock options for the period of January 1, 2025 through September 30, 2025:

	Number of stock options	Weighted average exercise price	Intrinsic value
Balance at December 31, 2024	125,557	$23.77	$-
Issued	-	-	-
Exercised	-	-	-
Canceled/expired/forfeited	-	-	-
Outstanding at September 30, 2025	125,557	$23.77	$-
Exercisable at September 30, 2025	98,640	$27.10	$-

As of September 30, 2025, the following stock options were outstanding:

Number of stock options	Exercise price	Issuance Date	Expiry date	Remaining Life
3,845	145.00	2/23/2021	2/23/2026	0.40
13,543	63.63	8/18/2021	8/18/2026	0.88
741	134.95	11/3/2021	11/3/2026	1.09
481	46.83	3/21/2022	3/21/2027	1.47
381	26.25	5/16/2022	5/16/2027	1.62
480	21.88	9/28/2022	9/28/2027	1.99
2,400	75.00	2/8/2023	2/8/2026	0.36
261	28.75	2/27/2023	2/27/2028	2.41
1,513	27.50	5/30/2023	5/30/2028	2.67
1,064	31.23	7/18/2023	7/18/2028	2.80
1,515	18.55	10/24/2023	10/24/2028	3.07
89,223	11.28	6/21/2024	6/21/2029	3.73
4,694	12.25	9/30/2024	9/30/2029	4.00
5,416	9.28	12/31/2024	12/31/2029	4.25
125,557

The remaining stock-based compensation expense on unvested stock options was $7,177 as of September 30, 2025.

13.	Leases

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

The following table sets forth the operating lease right of use (“ROU”) assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Operating lease assets	$93,435	$174,365

Operating lease liabilities:
Current operating lease liabilities	98,134	110,856
Long term operating lease liabilities	-	69,094
Total operating lease liabilities	$98,134	$179,950

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the nine months ended September 30, 2025 and 2024, the Company recognized operating lease expense of $86,002 and $86,002, respectively. Operating lease costs are included within general and administrative expenses on the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, short-term lease costs were $8,542 and $0, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $86,888 and $82,751, respectively, for the nine months ended September 30, 2025 and 2024. These amounts are included in operating activities in the unaudited condensed consolidated statements of cash flows. During the nine months ended September 30, 2025 and 2024, the Company reduced its operating lease liabilities by $81,816 and $74,028, respectively, for cash paid.

The operating lease liabilities as of September 30, 2025 reflect a weighted average discount rate of 5%. The weighted average remaining term of the leases is 0.83 years. Remaining lease payments as of September 30, 2025 are as follows:

Year ending December 31,
2025	$30,077
2026	70,179
Total lease payments	100,256
Less: imputed interest	(2,122)
Total	$98,134

14.	Commitments and Contingencies

Leases

The Company leases its principal offices under a lease that expires in 2026. Leases with an initial term of 12 months or less and immaterial leases are not recorded on the balance sheet (refer to Note 13, Leases, for amounts expensed during the nine months ended September 30, 2025 and 2024).

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

During the nine months ended September 30, 2025 and 2024, the Company operated through three segments:

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

On August 13, 2025, the Company completed the sale of substantially all operating assets of HWN and SVC to subsidiaries of Tego Cyber Inc. (see Note 3). As a result of these divestitures, the Cybersecurity and SVC segments were disposed of and their operations have been presented as discontinued operations for all periods presented.

Following these transactions, the Company no longer has any active operating segments other than Corporate, which consists primarily of administrative activities and residual asset management. Accordingly, segment reporting information for the nine months ended September 30, 2025 reflects this change.

Financial statement information by operating segment for the three and nine months ended September 30, 2025 is presented below:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Operating loss	(8,075)	(10,644)	-	(18,719)	(126,333)	(70,435)	-	(196,767)
Interest expense	2,343	167,225	136,133	305,701	320,817	397,293	169,661	887,771
Depreciation and amortization	-	-	-	-	-	-	-	-
Total assets as of September 30, 2025	14,865	933,435	280,000	1,228,300	14,865	933,435	280,000	1,228,300

Geographic information as of and for the nine months ended September 30, 2025 is presented below:-

	Revenues For The Nine Months Ended September 30, 2025	Long-lived Assets as of September 30, 2025
United States	-	1,213,435
Consolidated total	$-	$1,213,435

Financial statement information by operating segment for the three and nine months ended September 30, 2024 is presented below:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Corporate	Cybersecurity	SVC	Total	Corporate	Cybersecurity	SVC	Total

Net sales	$-	$-	$-	$-	$-	$-	$-	$-
Operating (loss) income	(316,567)	(28,669)	-	(345,236)	(1,059,650)	(86,002)	-	(1,145,652)
Interest expense	46,920	3,275	-	50,195	398,579	638,689	-	1,037,268
Depreciation and amortization	-	-	-	-	-	-	-	-
Total assets of continuing operations as of December 31, 2024	16,265	174,365	-	190,630	16,265	174,365	-	190,630
Total assets of discontinued operation as of December 31, 2024	-	57,266	5,538,875	5,596,141	-	57,266	5,538,875	5,596,141

Geographic information as of and for the nine months ended September 30, 2024 is presented below:-

	Revenues For The Nine Months Ended September 30, 2024	Long-lived Assets as of December 31, 2024
United States	-	174,365
Consolidated total	$-	$174,365

16.	Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(347,133)	$(841,802)	$(2,271,366)	$(2,668,763)
Net income from discontinued operations, net of tax	$(532,860)	$(828,637)	$(3,065,507)	$4,682,821
Net income (loss) attributable to High Wire Networks, Inc. common shareholders	$(879,993)	$(1,670,439)	$(5,336,873)	$2,014,058

Denominator
Weighted average common shares outstanding, basic	1,119,665	963,650	1,017,209	962,765
Effect of dilutive securities	-	-	-	109,485
Weighted average common shares outstanding, diluted	1,119,665	963,650	1,017,209	1,072,250

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, basic:
Net loss from continuing operations	$(0.31)	$(0.87)	$(2.23)	$(2.77)
Net income from discontinued operations, net of taxes	$(0.48)	$(0.86)	$(3.01)	$4.86
Net income (loss) per share	$(0.79)	$(1.73)	$(5.25)	$2.09

Income (loss) per share attributable to High Wire Networks, Inc. common shareholders, diluted:
Net loss from continuing operations	$(0.31)	$(0.87)	$(2.23)	$(2.49)
Net income from discontinued operations, net of taxes	$(0.48)	$(0.86)	$(3.01)	$4.37
Net income (loss) per share	$(0.79)	$(1.73)	$(5.25)	$1.88

17.	Discontinued Operations

On June 27, 2024, HWN sold the assets of its technology services business unit. The operations of the sold business unit qualified for discontinued operations treatment.

On August 13, 2025, the Company completed the sale of substantially all operating assets of HWN and SVC to subsidiaries of Tego Cyber Inc. (see Note 3). As a result of these divestitures, the Cybersecurity and SVC segments were disposed of and their operations have been presented as discontinued operations for all periods presented.

The results of operations of the sold business unit have been included within net (loss) income from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

In connection with the sale of HWN’s technology services business unit, the Company is now subject to a non-compete which precludes it from operating businesses similar to that of AWS PR and Tropical. As a result, both subsidiaries qualify for discontinued operations treatment.

The assets and liabilities of AWS PR and Tropical as of September 30, 2025 and December 31, 2024 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations and current liabilities of discontinued operations.

The assets and liabilities of HWN and SVC as of December 31, 2024 have been included within the unaudited condensed consolidated balance sheet as current assets of discontinued operations, non-current assets of discontinued operations and current liabilities of discontinued operations.

The results of operations of AWS PR, cybersecurity and voice network business units and Tropical have been included within net (loss) income from discontinued operations, net of tax, on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

The following table shows the balance of the Company’s discontinued operations as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Current assets:
Cash	$-	$220,478
Accounts receivable, net of allowances of $0 and $0, respectively, and unbilled revenue of $0
and $7,845, respectively	-	830,607
Prepaid expenses and other current assets	-	196,395
Current assets of discontinued operations	$-	$1,247,480

Property and equipment, net of accumulated depreciation of $0 and $732,804, respectively	$-	$785,238
Goodwill	-	605,584
Intangible assets, net of accumulated amortization of $0 and $1,481,907, respectively	-	2,957,839
Non-current assets of discontinued operations	$-	$4,348,661

Current liabilities:
Accounts payable and accrued liabilities	$505,782	$2,067,158
Contract liabilities	-	25,144
Current portion of loans payable, net of debt discount of $0 and $6,230, respectively	-	371,127
Current liabilities of discontinued operations	$505,782	$2,463,429

The following table shows the statement of operations for the Company’s discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$689,307	$2,051,672	$5,117,387	$13,609,323

Operating expenses:
Cost of revenues	620,904	1,372,998	3,635,454	7,773,638
Depreciation and amortization	60,674	186,422	428,103	608,284
Salaries and wages	342,571	816,848	2,214,867	4,851,151
General and administrative	232,402	900,278	1,938,854	3,547,017
Total operating expenses	1,256,551	3,276,546	8,217,278	16,780,090

Loss from operations	(567,244)	(1,224,874)	(3,099,891)	(3,170,767)

Other income (expenses):
Gain (loss) on settlement of debt	-	403,382		(63,678)
Exchange gain (loss)	-	(7,145)		(35,007)
Gain on disposition	34,384	-	34,384	7,950,773
Other income	-	-	-	1,500
Total other income (expense)	34,384	396,237	34,384	7,853,588

Pre-tax income (loss) from discontinued operations	(532,860)	(828,637)	(3,065,507)	4,682,821

Provision for income taxes	-	-	-	-

Net income (loss) from discontinued operations, net of tax	$(532,860)	$(828,637)	$(3,065,507)	$4,682,821

18.	Subsequent Events

On September 25, 2025, the Company entered into a non-binding Letter of Intent (“LOI”) with Thoth Aerospace Inc., a New York corporation, and its sole shareholder.

The LOI contemplates that High Wire Networks, Inc. would acquire 100% ownership of Elevation Aerospace Inc. in a transaction to be structured as an equity exchange. Key terms include: continuation of Thoth Aerospace’s management and employees post-closing, delivery of audited or unaudited financial statements sufficient to comply with Item 9.01 of Form 8-K, an exclusive negotiation period of 30 days (extendable by mutual agreement), and binding provisions relating to exclusivity, confidentiality, and a 1% break-up fee in case of breach. The transaction remains subject to due diligence, final board approval, execution of a definitive acquisition agreement, and customary closing conditions.

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

Prior to the disposition note above, our Company was comprised of the following:

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

Results of Operations for the Three-Month Periods Ended September 30, 2025 and 2024

Our operating results for the three-month periods ended September 30, 2025 and 2024 are summarized as follows:

	For The Three Months Ended
	September 30,
Statement of Operations Data:	2025	2024

Revenue	$-	$-
Operating expenses	18,719	345,236
Loss from operations	(18,719)	(345,236)
Total other expense	(328,414)	(496,566)
Net loss from discontinued operations, net of tax	(532,860)	(828,637)
Net loss attributable to common shareholders	$(879,993)	$(1,670,439)

Revenues

The Company does not have revenue from continuing operations during the three months ended September 30, 2025.

Operating Expenses

During the three months ended September 30, 2025, our operating expenses were $18,719, compared to $345,236 for the same period of 2024. The decrease of $326,517 is primarily related to a $255,486 decrease in salaries and wages and a $71,031 decrease in general and administrative expense due to certain cost cutting measures.

Other Expense

During the three months ended September 30, 2025, we had other expense of $328,414, compared to $496,566 for the same period of 2024. The decrease of $168,152 is primarily related to a decrease in amortization of debt discount of $40,994 compared to the same period of 2024 and no such loss on settlement of debt in 2025, offset by increase in interest expense of $255,506 in 2025 as compared to the same period of 2024.

Net Loss from Discontinued Operations, Net of Tax

For the three months ended September 30, 2025, we had net loss from discontinued operations, net of tax of $532,860, compared to a net loss from discontinued operations, net of tax of $828,637 in the same period of 2024. The 2025 period included a loss from operations of $567,244 and other income of $34,384 resulting from the gain on disposition. The 2024 period included a loss from operations of $1,224,874 and other income of $396,237.

Net Loss

For the three months ended September 30, 2025, we had net loss attributable to High Wire Networks, Inc. common shareholders of $879,993, compared to a net loss of $1,670,439 in the same period of 2024.

Results of Operations for the Nine-Month Periods Ended September 30, 2025 and 2024

Our operating results for the nine-month periods ended September 30, 2025 and 2024 are summarized as follows:

	For The Nine Months Ended
	September 30,
Statement of Operations Data:	2025	2024

Revenue	$-	$-
Operating expenses	196,767	1,145,652
Loss from operations	(196,767)	(1,145,652)
Total other expense	(2,074,599)	(1,523,111)
Net (loss) income) from discontinued operations, net of tax	(3,065,507)	4,682,821
Net (loss) income attributable to common shareholders	$(5,336,873)	$2,014,058

Revenues

The Company does not have revenue from continuing operations during the nine months ended September 30, 2025.

Operating Expenses

During the nine months ended September 30, 2025, our operating expenses were $196,767, compared to $1,145,652 for the same period of 2024. The decrease of $948,885 is primarily related to a $652,859 decrease in salaries and wages and a $296,026 decrease in general and administrative expense due to certain cost cutting measures.

Other Expense

During the nine months ended September 30, 2025, we had other expense of $2,074,599, compared to $1,523,111 for the same period of 2024. The increase is primarily related to no such gain on extinguishment of warrant liabilities in 2025 as compared to $921,422 in the same period of 2024, an increase in termination and penalty fee of $310,571 in 2025 as compared to the same period in 2024, offset by decrease in interest expense of $149,497 in 2025 as compared to the same period in 2024, decrease in warrant expense of $233,877 and no such loss on settlement of debt in 2025 as compared to $334,344 in the same period of 2024.

Net (Loss) Income from Discontinued Operations, Net of Tax

For the nine months ended September 30, 2025, we had net loss from discontinued operations, net of tax of $3,065,507, compared to a net income from discontinued operations, net of tax of $4,682,821 in the same period of 2024. The 2025 period included loss from operations of $3,099,891 and other income of $34,384 resulting from the gain on disposition. The 2024 period included loss from operations of $3,170,767 and other income of $7,853,588.

Net Loss

For the nine months ended September 30, 2025, we had net loss attributable to High Wire Networks, Inc. common shareholders of $5,336,873, compared to a net income of $2,014,058 in the same period of 2024.

Liquidity and Capital Resources

As of September 30, 2025, our total current assets were $14,865 and our total current liabilities were $7,402,284 resulting in a working capital deficit of $7,387,419, compared to a working capital deficit of $6,224,966 as of December 31, 2024.

We have historically suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	For The Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$494,515	$(2,416,370)
Net cash used in operating activities of discontinued operations	$(1,781,036)	$(3,197,152)
Net cash used in operating activities	$(1,286,521)	$(5,613,522)

Net cash provided by investing activities of continuing operations	$-	$9,780,307
Net cash used in investing activities of discontinued operations	$-	$(13,192)
Net cash provided by investing activities	$-	$9,767,115

Net cash provided by (used in) financing activities of continuing operations	$1,286,521	$(4,153,593)
Net cash used in financing activities of discontinued operations	$-	$-
Net cash provided by (used in) financing activities	$1,286,521	$(4,153,593)

Change in cash	$-	$-

For the nine months ended September 30, 2025, cash decreased by $0, compared to a decrease in cash of $0 for the same period of 2024. For the nine months ended September 30, 2025, net cash provided by financing activities included net proceeds from loans payable to related parties of $92,000, proceeds from convertible debentures of $910,000, net proceeds from loans payable of $44,521 and net proceeds from issue of Series G preferred stock of $240,000. Net cash used in operating activities included the net loss from continuing operations of $2,271,366, partially offset by a net cash inflow from changes in operating assets and liabilities of $1,082,884.

As of September 30, 2025, we had cash of $0 compared to $0 as of December 31, 2024.

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

Based on management’s evaluation, our Chief Executive Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

High Wire Networks, Inc.

Date: November 14, 2025	By:	/s/ Mark W. Porter
Mark W. Porter
Chief Executive Officer

High Wire Networks, Inc.

Date: November 14, 2025	By:	/s/ Mark W. Porter
Mark W. Porter
Principal Financial Officer and Principal Accounting Officer